Form 10QSB
period 2007-11-30
China Soaring Inc.
filed 2008-01-14
CIK 1417664

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-147493

CHINA SOARING INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State of other jurisdiction of incorporation or organization)

Zhao Bei Shao Qu
Zhao Shang Lu
Building 32, Room 601
Shenzhen, Shekou, China 518067
(Address of principal executive offices)

(86) 135-101-99293
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

The Registrant is a Shell company. Yes [  ]   No [X]

As of January 14, 2008, the Company had 13,000,000 shares of common stock outstanding.

==================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.      INTERIM FINANCIAL STATEMENTS

CHINA SOARING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
(Unaudited)

	November 30,	August 31,
	2007	2007
ASSETS

CURRENT ASSETS
Cash	$18,199	$19,996
TOTAL CURRENT ASSETS	18,199	19,996

TOTAL ASSETS	$18,199	$19,996

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$12,150	$104
Related party note payable and accrued interest	30,741	30,332
TOTAL CURRENT LIABILITIES	42,891	30,436

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
13,000,000 shares issued and outstanding	130	130
Additional paid-in capital	-	-
Deficit accumulated during development stage	(24,822)	(10,570)
TOTAL STOCKHOLDER'S DEFICIT	(24,692)	(10,440)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$18,199	$19,996

See accompanying notes to financial statements.

CHINA SOARING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF EXPENSES

		From June 26,
	Three Months Ended	2007 (Inception)
	November 30,	to November 30,
	2007	2007
	(unaudited)	(unaudited)

EXPENSES
Legal and accounting	13,900	23,900
License expense	-	200
Bank fees	46	312
Total Expenses	13,946	24,412

LOSS FROM OPERATIONS	13,946	24,412

OTHER INCOME (EXPENSE)
Interest expense	(306)	(410)
Total Other Income (Expense)	(306)	(410)

LOSS BEFORE TAXES	(14,252)	(24,822)

INCOME TAX EXPENSE	-

NET LOSS	$(14,252)	$(24,822)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	13,000,000	13,000,000

See acompanying notes to financial statements.

CHINA SOARING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

	Three months ended
	Nov 30,	From June 26, 2007
	2007	(Inception) through
	(unaudited)	November 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,252)	$(24,822)
Adjustments to reconcile net loss to net cash
used by operations:
Increase (decrease) in accounts payable & accrued expenses	12,149	12,150
Increase (decrease) in accrued interest, related parties	306	410
Net cash used by operating activities	(1,797)	(12,262)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related parties	-	30,331
Proceeds from sales of stock	-	130
Net cash provided by financing activities	-	30,461

NET INCREASE IN CASH	(1,797)	18,199

CASH - Beginning of period	19,996	-

CASH - End of period	$18,199	$18,199

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

CHINA SOARING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited interim financial statements of China Soaring, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in China Soaring’s Forms SB-2 filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form SB-2 have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, China Soaring had negative working capital of $24,692 and an accumulated deficit of $24,822 incurred through November 30, 2007. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about China Soaring’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event China Soaring cannot continue in existence. China Soaring anticipates that it will need $50,000 to continue in existence for the following twelve months. China Soaring expects to control its cash outflows based upon funds received.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of services for products to sell and source out clients to buy our services. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Even if we raise the maximum amount of money in our public offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we raise money from our public offering.

     To meet our need for cash we are attempting to raise money from our public offering. We believe that we will be able to raise enough money through our public offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the minimum amount of money from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.

     If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year but with limited funds available to develop growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy. If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

     Assuming we raise the minimum amount in our public offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase any significant equipment. Further we do not expect significant changes in the number of employees.

     Upon completion of our public offering, our specific goal is to profitably sell our advisory services. We intend to accomplish the foregoing through the following milestones:

1.

Complete our public offering. We believe this could take up to 180 days from the date the Securities and Exchange Commission declares our offering effective. We will not begin operations until we have closed our public offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2.

After completing the offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 30 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of this report.

3.

After our office is established, which we said should be 30 days after completing our offering, we intend to contact companies through our website and by personal contact through Mr. Manning our sole officer and director. Once we have completed our public offering we will hire an outside web designer to begin development of the website. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. As additional relationships are created, we intend to create a data basis of clients who we intend to interest in new programs. This promotion will ongoing through the life of our operations.

4.

Approximately 60 days after we complete our public offering, we intend to promote our services through traditional sources such as business publications, letters, emails, flyers and mailers. We also intend to attend additional aviation related conferences. We intend to promote our services to corporations to become users of our advisory services. Initially we will aggressively court contacts provided by our president, Paul F. Manning. We believe that it will cost a minimum of $12,500 for our marketing campaign. If we raise the maximum amount of proceeds from the offering, we will devote an additional $32,500 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations.

5.	Within 90 days from the initial launch of our marketing program, we believe that we will begin generating fees from our advisory services.

     In summary, we should implement our business plan and expect to be receiving orders within 90 days of completing our offering. We estimate that we will generate revenue 120 to 180 days after beginning operations.

     Until our website is fully operational, we do not believe that clients will use our advisory services. We believe, however, that once our website is operational, we will be able to offer advisory services to potential clients. In this regard, we expect that clients will be able to download some of our marketing literature from our website, for a fee, and we will be able to provide real time interactive consultations. If, however, we do not raise the maximum amount of our offering, then we may have to delay or eliminate implementation of real time interactive consultations as a result of the expected cost of implementation.

     If we are unable to negotiate suitable terms with service providers to enable us to represent their companies, or if we are unable to attract clients to use our advisory services, we may have to suspend or cease operations.

     If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

     To become profitable and competitive, we have to locate and negotiate agreements with service providers to allow us to represent them for a percentage-based commission. We then have to locate clients to book those services through us. We are seeking equity financing to provide for the capital required to implement our operations.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on June 26, 2007 to November 30, 2007

     Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of this report. We have prepared an internal business plan. We have reserved the domain name “www.chinasoaring.com”. Our loss since inception is $24,822, all of which is for the general and administrative expenses. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations 100 days after we complete our public offering.

     Since inception, we sold 13,000,000 shares of common stock to our sole officer and director and three other persons for $130.

Liquidity and capital resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     On August 7, 2007 we issued 10,000,000 restricted shares of common stock to Paul F. Manning our sole officer and director in consideration of $100; 1,040,000 restricted shares of common stock to Bradley Miller in consideration of $10.40; 960,000 restricted shares of common stock to Moon Gate Ltd. in consideration of $9.60; and, 1,000,000 restricted shares of common stock to Greater Asia Capital Ltd. in consideration of $10.00, all pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. The foregoing were accounted for as a sales of common stock.

     As of November 30, 2007, our total assets were $18,199 and our total liabilities were $42,891. As of November 30, 2007, we had cash of $18,199.

ITEM 3.      CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On November 28, 2007 at 4:00 p.m, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-147493) permitting us to offer up to 3,000,000 shares of common stock at $0.05 per share. There is no underwriter involved in our public offering. As of the date of this report, we have not raised any funds in our public offering.

ITEM 6.      EXHIBITS.

     The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of
1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18
U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of
2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of January, 2008.

CHINA SOARING INC.
(Registrant)

BY:	PAUL F. MANNING
Paul F. Manning
President, Principal Executive Officer,
Secretary/Treasurer, Principal Financial Officer,
Principal Accounting Officer and a member of
the Board of Director

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of
1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18
U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of
2002.