Form 10-Q
period 2008-02-29
China Soaring Inc.
filed 2008-04-14
CIK 1417664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-147493

CHINA SOARING INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Zhao Bei Shao Qu
Zhao Shang Lu
Building 32, Room 601
Shenzhen, Shekou, China 518067
(Address of principal executive offices, including zip code.)

(86) 135-101-99293
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]    NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]    NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,000,000 as of April 14, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

CHINA SOARING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
(Unaudited)

	February 29,	August 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$2,538	$19,996

TOTAL ASSETS	$2,538	$19,996

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,415	$104
Related party note payable and accrued interest	30,332	30,332

TOTAL CURRENT LIABILITIES	35,747	30,436

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
13,000,000 shares issued and outstanding	130	130
Additional paid-in capital	-	-
Deficit accumulated during development stage	(33,339)	(10,570)

TOTAL STOCKHOLDER'S DEFICIT	(33,209)	(10,440)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$2,538	$19,996

See accompanying notes to financial statements.

CHINA SOARING INC.
(A DEVELOPMENT STAGE
ENTERPRISE)
STATEMENTS OF EXPENSES

			From June 26,
	Three Months Ended	Six Months Ended	2007 (Inception)
	February 29,	February 29,	to February 29,
	2008	2008	2008
	(unaudited)	(unaudited)	(unaudited)

EXPENSES
Legal and accounting	6,825	20,725	30,725
License expense	-	-	200
Consulting fees	1,284	1,284	1,284
Office lease	77	77	77
Bank fees	115	161	427

LOSS FROM OPERATIONS	8,301	22,247	32,713

OTHER INCOME (EXPENSE)
Interest expense	306	612	716
Interest income	(90)	(90)	(90)

NET LOSS	$(8,517)	$(22,769)	$(33,339)

BASIC AND DILUTED NET LOSS PER	$(0.00)	$(0.00)	n/a
SHARE

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING,
BASIC AND DILUTED	13,000,000	13,000,000	n/a

See accompanying notes to financial statements.

CHINA SOARING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

	Six months ended
	Feb 29,	From June 26, 2007
	2007	(Inception) through
	(unaudited)	February 29, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,769)	$(33,339)
Adjustments to reconcile net loss to net cash
used by operations:
Increase (decrease) in accounts payable & accrued expenses	5,311	5,416

Net cash used by operating activities	(17,458)	(27,923)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related parties	-	30,331
Proceeds from sales of stock	-	130
Net cash provided by financing activities	-	30,461

NET INCREASE IN CASH	(17,458)	2,538

CASH - Beginning of period	19,996	-

CASH - End of period	$2,538	$2,538

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

CHINA SOARING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, China Soaring had negative working capital and an accumulated deficit through February 29, 2008. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about China Soaring’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event China Soaring cannot continue in existence.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of operations

From Inception on June 26, 2007 to February 29, 2008

     Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of this report. We have prepared an internal business plan. We have reserved the domain name “www.chinasoaring.com”. Our loss since inception is $33,339, all of which is for the general and administrative expenses. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations 100 days after we complete our public offering.

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

     As of February 29, 2008, our total assets were $2,538 and our total liabilities were $35,747. As of February 29, 2008, we had cash of $2,538.

ITEM 4.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were not effective due to the lack of segregation of duties in financial reporting, as our accounting functions are performed by one person with no internal review, as our company does not have an audit committee. This is due to the company’s lack of working capital to hire additional staff. To remedy this, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

     Internal Controls Over Financial Reporting - We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II. OTHER INFORMATION

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On November 28, 2007 at 4:00 p.m, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-147493) permitting us to offer up to 3,000,000 shares of common stock at $0.05 per share. There is no underwriter involved in our public offering. As of the date of this report, we have not raised any funds in our public offering.

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of April, 2008.

CHINA SOARING INC.
(Registrant)

BY:	PAUL F. MANNING
Paul F. Manning
President, Principal Executive Officer,
Secretary/Treasurer, Principal Financial Officer,
Principal Accounting Officer and a member of the
Board of Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).