Form 10-Q
period 2008-05-31
China Soaring Inc.
filed 2008-07-16
CIK 1417664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,000,000 as of July 13, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

PART I. FINANCIAL INFORMATION

ITEM 1.      INTERIM FINANCIAL STATEMENTS

CHINA SOARING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
(Unaudited)

	May 31,	August 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$1,511	$19,996

TOTAL ASSETS	$1,511	$19,996

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,981	$104
Related party note payable and accrued interest	30,332	30,332

TOTAL CURRENT LIABILITIES	33,313	30,436

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
13,000,000 shares issued and outstanding	130	130
Additional paid-in capital	-	-
Deficit accumulated during development stage	(31,932)	(10,570)

TOTAL STOCKHOLDER'S DEFICIT	(31,802)	(10,440)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$1,511	$19,996

See accompanying notes to financial statements.

CHINA SOARING INC.
(A DEVELOPMENT STAGE
ENTERPRISE)
STATEMENTS OF EXPENSES

			From June 26,
	Three Months Ended	Nine Months Ended	2007 (Inception)
	May 31,	May 31,	to May 31,
	2008	2008	2008
	(unaudited)	(unaudited)	(unaudited)

EXPENSES
Legal and accounting	2,600	18,625	28,606

Other expenses	388	1,910	2,375

LOSS FROM OPERATIONS	(2,988)	(20,535)	(30,981)

OTHER INCOME (EXPENSE)
Interest expense	305	917	1,022
Interest income	0	(90)	(90)

NET LOSS	$(3,293)	$(21,362)	$(31,932)

BASIC AND DILUTED NET LOSS PER	$(0.00)	$(0.00)	n/a
SHARE

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING,
BASIC AND DILUTED	13,000,000	13,000,000	n/a

See accompanying notes to financial statements.

CHINA SOARING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

		From June 26, 2007
	Nine Months Ended	(Inception) through
	May 31, 2008	May 31,
	(unaudited)	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,362)	$(31,932)
Adjustments to reconcile net loss to net cash
used by operating activities:
Increase (decrease) in accounts payable & accrued expenses	2,877	2,981

Net cash used by operating activities	(18,485)	(28,951)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related parties	-	30,332
Proceeds from sales of stock	-	130
Net cash provided by financing activities	-	30,462

NET CHANGE IN CASH	(18,485)	1,511

CASH - Beginning of period	19,996	-

CASH - End of period	$1,511	$1,511

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

CHINA SOARING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, China Soaring had negative working capital and an accumulated deficit through May 31, 2008. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about China Soaring’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event China Soaring cannot continue in existence.

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

Results of operations

From Inception on June 26, 2007 to May 31, 2008

     Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of this report. We have prepared an internal business plan. We have reserved the domain name “www.chinasoaring.com”. Our loss since inception is $31,932, all of which is for the general and administrative expenses. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations 100 days after we complete our public offering.

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

     As of May 31, 2008, our total assets were $1,511 and our total liabilities were $33,313. As of May 31, 2008, we had cash of $1,511.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Controls and Procedures over Financial Reporting

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS

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

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of July, 2008.

CHINA SOARING INC.
(Registrant)

BY:	PAUL F. MANNING
Paul F. Manning
President, Principal Executive Officer,
Secretary/Treasurer, Principal Financial Officer,
Principal Accounting Officer and a member of the
Board of Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.