Form 10-K
period 2008-08-31
Sino Payments, Inc.
filed 2008-12-16
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2008

Commission file number 333-147493

SINO PAYMENTS, INC.
(Formerly China Soaring, Inc.)
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

212-214 Des Voeux Rd.
Des Voeux Commercial Building, 12th Fl.
Sheung Wan, Hong Kong
(Address of principal executive offices, including zip code.)

(852) 2544-0733
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [X] Yes    No [   ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes    [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes    [    ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 12, 2008: $646,800.

PART I

ITEM 1.      BUSINESS

General

     We were incorporated in the State of Nevada on June 26, 2007 as China Soaring, Inc. On November 26, 2008, we changed our name to Sino Payments, Inc. We have not started operations. We have completed the website(www.sinopayments.com). We have not generated any revenues and the only operation we have engaged in is the development of a business plan. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at 212-214 Des Voeux Rd., Des Voeux Commercial Building, 12th Fl.,Sheung Wan, Hong Kong and our telephone number is (852) 2544-0733.

     On November 21, 2008, Paul Manning resigned as our president, principal executive officer, principal financial officer, and principal accounting officer. Prior to resigning, Mr. Manning appointed Matthew Mecke as our president, principal executive officer, principal financial officer, principal accounting officer and as a member of our board of directors. Anthony Robinson was also appointed as a member of our board of directors.

     Our plan of operation is forward looking and there is no assurance that we will ever begin operations. Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

     We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products or services by the public.

Our Strategy

     We intend to provide credit and debit card processing services primarily to retail stores located in Asia. Our new CEO & Chairman, Matthew Mecke will be responsible for providing these services.

     As of the date of this filing, we do not have any clientele under contract to the company nor have we commenced with provision of any management/consulting services.

Target Market

     We intend to target companies that maintain regional retail store operations in Asia. We intend to provide credit and debit card processing services to retailers such as large department stores, regional supermarket chains, and other retailers with a presence in multiple markets in Asia to specifically include China.

Regulatory Requirements

     We do not need to pursue nor satisfy any special licensing or regulatory requirements before establishing or delivering our intended services other than requisite business licenses. If new government regulations, laws, or licensing requirements are passed that would cause us to restrict or eliminate delivery of any of our intended services, then our business would suffer. For example, if we were required to obtain a government issued license for the purpose of providing coaching and consulting services, then we could not guarantee that we would qualify for such license. If such a licensing requirement existed, and we were not able to qualify, then our business would suffer. Presently, to the best of our knowledge, no such regulations, laws, or licensing requirements exist or are likely to be implemented in the near future that would reasonably be expected to have a material impact on or sales, revenues, or income from our business operations.

Marketing

     Initially, our services will be promoted by Mr. Mecke. He will discuss our services with contacts he has established. We also anticipate utilizing several other marketing activities in our attempt to make our services known to corporations and attract clientele. These marketing activities will be designed to inform potential clients about the benefits of using our services and will include the following: development and distribution of marketing literature; direct mail and email; advertising; promotion of our web site; and industry analyst relations.

Revenue

     Initially, we intend to generate revenue from three sources:

1.	Term Fee - By charging a fee for given services;
2.	Fixed Fee - By charging a fixed fee;
3.	Transaction Fee - By charging a transaction fee for processing credit or debit card transactions.

     We intend to develop and maintain a database of all our clients so that we can anticipate various needs and continuously build and expand our advisory services.

     There is no assurance that we will be able to interest any retail store operators in our target market.

     On November 26, 2008, we entered into a Memorandum of Understanding (the “Memorandum”) with PowerE2E (“Power”) whereby it was agreed that Power would install a server-hardware and provide technical support in order to operate the server in Hong Kong. We will pay a one time installation fee in the form free trading shares of common stock. The number of shares has not been determined. Our monthly charge will be $15,000.00 and we will receive a referral fee of 30% for referring new business to Power. Further, we have agreed that Power will be our exclusive payment solutions partner.

Competition

     We compete with other software and financial services providers in our target market. We will not be differentiating our self from the foregoing, but merely compete with them. The credit and debit card processing market is a large fragmented market and may be difficult to penetrate. Our competitive position within the industry is negligible in light of the fact that we have not started our operations. Older, well-established card processing firms with records of success currently attract customers. Since we have not started operations, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of the range of advisory services and the quality of advisory services that we intend to provide. At this time, our principal method of competition will be through personal contact with potential clients with whom Mr. Mecke has an existing relationship.

     Matthew Mecke, our chief executive officer and director will be devoting approximately 60 hours a week of his time to our operations.

Insurance

     We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees; Identification of Certain Significant Employees

     We are a development stage company and currently have no employees, other than our officers and directors. We intend to hire additional employees on an as needed basis.

Offices

     Our offices are currently located at 212-214 Des Voeux Rd., Des Voeux Commercial Building, 12th Fl.,Sheung Wan, Hong Kong and our telephone number is (852) 2544-0733. This is the rental office that we maintain where we sublet desk space, telephone, office services and space for computer equipment. As of the date of this filing, we have not sought to move or change our office site.

Government Regulation

     We are not currently subject to direct Chinese, federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies.

     We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

     Other than the foregoing, we think that no governmental approval is needed for the sale of our services.

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.      PROPERTIES

     We do not own any property.

ITEM 3.      LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. Our Company was approved for trading on OTCBB exchange under the trading symbol CHIJ on October 29, 2008. On December 15, 2008, the closing price of our common stock, as reported by the OTC Bulletin Board was $2.20.

     The following table sets forth the quarterly high and low bid prices per share for our common stock, as reported by the OTC Bulletin Board for the calendar years indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter: 6/1/08 to 8/31/08	$0.00	$0.00
Third Quarter: 3/1/08 to 5/31/08	$0.00	$0.00
Second Quarter: 10/1/07 to 2/29/08	$0.00	$0.00
First Quarter: 7/1/07 to 9/30/07	$0.00	$0.00

Fiscal Year
2007	High Bid	Low Bid
Fourth Quarter: 6/1/07 to 8/31/07	$0.00	$0.00
Third Quarter: 3/1/07 to 5/31/07	$0.00	$0.00
Second Quarter: 10/1/06 to 2/28/07	$0.00	$0.00
First Quarter: 7/1/06 to 9/30/06	$0.00	$0.00

Holders

     As of December 12, 2008, we had approximately 54 shareholders of record of our common stock.

Dividend Policy

     We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather intend on reinvesting earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market. Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as bid and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

     We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Use of Proceeds

     On November 28, 2007, the SEC declared our Form SB-2 registration statement effective (SEC Filing No. 333-147493), permitting us to sell up to 3,000,000 shares of common stock at an offering price of $0.05 per share. There was no underwriter involved in our public offering. On August 1, 2008, we completed our public offering by selling 1,620,000 shares of common stock to 50 individuals and raised $81,000. Since then we have spent the proceeds as follows:

Hiring of Web Development firm and completion of website	$1,150
Repayment of loan to Glenn Henricksen	$35,231
Administrative expenses	$15,000
Hong Kong office setup	$3,500
Purchase of Computer Network in Hong Kong	$1,500
Total	$56,381

ITEM 6.      SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of services for products to sell and source out clients to buy our services. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We may need to raise more cash to implement our project and begin our operations. We do not know how long money raised in our public offering, will last, however, we do believe that we can continue operation for at least twelve months.

     We believe that we have raised enough money through our public offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the minimum amount of money from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.

Plan of Operation

     We believe with the completion of our placement, we can satisfy our cash requirements during the next 12 months. However, at this time, we do not intend on conducting any product research or development. We do not expect to purchase any significant equipment. Further we do not expect significant changes in the number of employees.

     We have completed the public offering and our specific goal is to profitably credit and debit card processing services primarily to retail stores located in Asia. We intend to accomplish the foregoing through the following milestones:

1.

We intend to contact companies through our website and by personal contact through Mr. Mecke our chief executive officer and director. Our website is completed. The website can be seen at www.sinopayments.com The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will seek to continually upgrading the website. As additional relationships are created, we intend to create a data basis of clients who we will attempt to interest in new programs. This promotion will ongoing through the life of our operations.

2.

We intend to begin promoting our services through traditional sources such as business publications, letters, emails, flyers and mailers. We also plan on attending credit card processing and related conferences and shows. We intend on promoting our services to retailers to become users of our credit and debit card processing services. Initially we will aggressively court contacts provided by our president, Matthew Mecke. We believe that it will cost a minimum of $12,500 for our marketing campaign and further resources may have to be devoted to become a success. Marketing is an ongoing matter that will continue during the life of our operations.

3.	Within 90 days from the initial launch of our marketing program, we believe that we will begin generating fees from our advisory services.

     In summary, we should implement our business plan and expect to be receiving orders in 2009. We estimate that we will generate revenue 120 to 180 days after beginning operations.

     We believe we will be able to offer credit and debit card processing services to potential clients in early 2009.

     If we are unable to negotiate suitable terms with customers to enable us to provide credit and/or debit card processing services, or if we are unable to attract clients to use our credit and debit card processing services, we may have to suspend or cease operations.

     If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

     There is limited historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

     To become profitable and competitive, we have to locate and negotiate agreements with merchants to allow us to provide credit and debit card processing services for fees. We are seeking equity financing to provide for the capital required to implement our operations.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on June 26, 2007 to August 31, 2008

     Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of this report. We have prepared an internal business plan. We have reserved the domain name “www.chinasoaring.com”. Our loss since inception is $75,162, all of which is for the general and administrative expenses. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations in early 2009.

     Since inception, we sold 13,000,000 shares of common stock to our sole officer and director and three other persons for $130. On August 1, 2008 we completed our public offering. We sold 1,620,000 shares of common stock to 50 investors raising $81,000.

     We have established our office and are acquiring the equipment we need to begin operations. At this time, we do not intend to hire employees. Matthew Mecke will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of this report.

Liquidity and capital resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     On August 7, 2007 we issued 10,000,000 restricted shares of common stock to Paul F. Manning our former sole officer and director in consideration of $100; 1,040,000 restricted shares of common stock to Bradley Miller in consideration of $10.40; 960,000 restricted shares of common stock to Moon Gate Ltd. in consideration of $9.60; and, 1,000,000 restricted shares of common stock to Greater Asia Capital Ltd. in consideration of $10.00, all pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. The foregoing were accounted for as a sales of common stock.

     On August 1, 2008 we completed our public offering a placement to 50 shareholders for 1,620,000 shares in consideration of $81,000.

     As of August 31, 2008, our total assets were $5,968 and our total liabilities were $0. As of August 31, 2008, we had cash of $5,198.

Recent accounting pronouncements

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141,(revised 2007), “Business Combinations”. SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments.

     In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Sino Payments, Inc.
(formerly China Soaring, Inc.)
(A Development Stage Company)

Financial Statements

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Expenses	F-3

Statements of Stockholders’ Equity (Deficit)	F-4

Statements of Cash Flows	F-5

Notes to the Financial Statements	F-6-F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sino Payments, Inc.
(formerly China Soaring, Inc.)
(A Development Stage Company)
Sheung Wan, Hong Kong

We have audited the accompanying balance sheets of Sino Payments, Inc. as of August 31, 2008 and 2007, and the related statements of expenses, stockholders’ equity (deficit) and cash flows for the year ended August 31, 2008 and for the period from June 26, 2007 (inception) through August 31, 2008 and 2007. These financial statements are the responsibility of Sino Payment’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Payments, Inc., as of August 31, 2008 and August 31, 2007, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Sino Payments, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Sino Payments, Inc. has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 9, 2008

Sino Payments, Inc.
(formerly China Soaring, Inc.)
(A Development Stage Company)
Balance Sheets

	August 31,	August 31,
	2008	2007
Assets
Current:
Cash	$5,198	$19,996
Prepaid expenses- rental deposits	770	-

Total Current Assets	$5,968	$19,996

Total Assets	$5,968	$19,996

Liabilities
Current:
Accrued interest	$-	$104
Notes Payable Related Parties	-	30,322

Total Current Liabilities	-	30,436

Total Long Term Liabilities	-	-

Stockholders’ Equity (Deficit)

Common Share, $0.00001 par value; 100,000,000
shares authorized;
14,620,000 and 13,000,000 common shares issued and
outstanding at August 31, 2008 and 2007, respectively	146	130
Additional paid-in capital	80,984	-
Deficit accumulated during the development stage	(75,162)	(10,570)
Total Stockholders’ Equity (Deficit)	5,968	(10,440)

Liabilities and Stockholders’ Equity (Deficit)	$5,968	$19,996

See accompanying notes to the financial statements.

Sino Payments, Inc.
(formerly China Soaring, Inc.)
(A Development Stage Company)
Statements of Expenses

			For The Period
		For the Period	From
	For The	from June 26,	June 26, 2007
	Year	2007	(Inception )
	Ended	(inception) to	Through
	August 31,	August 31,	August 31,
	2008	2007	2008

Operating expenses

General and administrative	$63,475	$10,466	$73,941

Total operating expenses	63,475	10,466	73,941

Loss from operations	(63,475)	(10,466)	(73,941)

Interest and other income (expense), net	(1,117)	(104)	(1,221)

Net loss	$(64,592)	$(10,570)	$(75,162)

Weighted average number of shares
outstanding basic and diluted	13,133,150	13,000,000	N/A

Net loss per share – basic and diluted	(0.00)	(0.00)	N/A

See accompanying notes to the financial statements.

Sino Payments, Inc.
(formerly China Soaring, Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period June 26, 2007 (Inception) Through August 31, 2008

					Deficit
					Accumulated
	Common Shares at		Additional		During the
	par value		Paid in		Development
	Shares	Amount	Capital		Stage	Total

Balance at Inception	-	-	-		-	-
Stock issued in June 2007 for cash
at $0.00001 per share	13,000,000	$130	$-	$		$130

Net loss	–	–	–		(10,570)	(10,570)

Balance – August 31, 2007	13,000,000	130	-		(10,570)	(10,440)

Stock issued in August 2008 for
cash at $0.05 per share	1,620,000	16	80,984		–	81,000

Net loss	–	–	–		(64,592)	(64,592)

Balance – August 31, 2008	14,620,00	$146	$80,984		$75,162	$5,968

See accompanying notes to the financial statements.

Sino Payments, Inc.
(formerly China Soaring, Inc.)
(A Development Stage Company)
Statements of Cash Flows

		For the Period
	For the	from June 26,	For the Period From
	Year	2007 (inception)	June 26, 2007
	Ended	to	(Inception) Through
	August 31,	August 31,	August 31,
	2008	2007	2008
Cash Flows From Operating Activities
Net loss	$(64,592)	$(10,570)	$(75,162)
Changes in operating assets and liabilities:
Accrued liabilities	(104)	104	-
Prepaid expenses	(770)	-	(770)
Net cash used in operating activities	(65,466)	(10,466)	(75,932)

Cash Flows From Financing Activities

Proceeds from issuance of common shares	81,000	130	81,130
Proceeds from short-term debt related party	5,000	30,332	35,332
Payoff of short-term debt related party	(35,332)	-	(35,332)
Net cash provided by financing activities	50,668	30,462	81,130

Net (decrease) in cash	(14,798)	19,996	5,198
Cash, beginning of year	19,996	-	-
Cash, end of year	$5,198	$19,996	$5,198

Supplemental Disclosures:
Interest Paid	$-	$-	$-
Income taxes paid	-	-	-

See accompanying notes to the financial statements.

Sino Payments, Inc.
(formerly China Soaring, Inc.)
(A Development Stage Company)
Notes to the Financial Statements

1.	Description of Business

Sino Payments, Inc. (formerly China Soaring, Inc.) (the Company) was incorporated in the State of Nevada, U.S.A. on June 26, 2007; their fiscal year end is August 31. Sino Payments is a Development Stage Company as defined by Statement of Financial Accounting Standard No. 7 Accounting and Reporting by Development Stage Enterprises. Sino Payments is currently seeking funding in order to begin operations to provide credit and debit card processing services to multinational retailers in Asia.

The principal business of Sino Payments is credit and debit card processing services in Asia.

2.	Going Concern

The Company is a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have not begun so, therefore, the Company has not generated revenues to date. The Company had a net loss of $64,592 and negative cash flows from operations of $65,466 for the year ended August 31, 2008. From inception June 26, 2007 to August 31, 2008, the company has incurred a net loss of $75,162 and has experienced negative cash flows from operations of $75,932. The company had stockholder’s equity of $5,968 and had a working capital of $5,968 at August 31, 2008. The nominal amount of resources available to the company raise substantial doubt about the Company’s ability to continue as a going concern

The Company's continued existence is dependent upon its ability to obtain additional capital. Management’s plans to increase resources to the company include raising additional equity and/or debt financing from outside investors and receiving financial support from directors and officers. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue consists of the sale of products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped or services are rendered, and collectibility is reasonably assured. The Company receives revenue consisting of commissions on all sales made through the Company’s website. The commission revenue is recognized in the period the sales have occurred.

Sino Payments, Inc.
(formerly China Soaring, Inc.)
(A Development Stage Company)
Notes to the Financial Statements

Management Fees – Related Party

In both years ending August 31, 2007 and 2008, the Company did not incur any management fees nor paid a salary to the CEO and Director, Paul Manning. Paul Manning did receive remuneration under a consulting contract in the amount of $1,437 for the period January 11, 2008 to July 10, 2008.

Basic and Diluted Loss Per Share

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Financial Instruments

The carrying value of cash, restricted cash, accounts receivable, accrued liabilities, amounts due to related parties and common stock to be issued for consulting services approximate their fair value due to the relatively short maturity of these instruments.

Income Taxes

Sino Payments recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Sino Payments provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Accounting Pronouncements

Sino Payments does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

4.      Related Party Transactions

As of August 31, 2008, the Company does not owe any compensation or debts to any related party.

In January 2008, the Company signed consulting agreements with Paul Manning the CEO and Director for the period January 11, 2008 to July 10, 2008. The compensation for this period for Mr. Manning was $1,437. There are no plans to enter into any further consulting agreements with Mr. Manning at this time.

On August 14, 2008, the Company settled Henrickson Notes to related parties in the amount of $35,231.

Sino Payments, Inc.
(formerly China Soaring, Inc.)
(A Development Stage Company)
Notes to the Financial Statements

5.	Common Stock

On August 1, 2008, the Company issued 1,620,000 shares of common stock at a price of $0.05 per share for cash proceeds of $81,000.

On August 7, 2007 the Company issued 13,000,000 common shares of $0.0001 par value stock for cash proceeds of $130.

6.	Commitments

In June 2008, the company entered into a rental agreement for office space at the company’s new official address: 212-214 Des Voeux Road Central, Des Voeux Commercial Building, 12th Floor, Sheng Wan, Hong Kong for a period of 2 years from July 2008 through June 2010. Monthly rental payments total HK$3,000 (US$384) per month. The company paid 2 months security deposit upon the execution of the lease.

7.	Income Taxes

Sino Payments has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of August 31, 2008, Sino Payments had net operating losses of $75,162, which expire in 2028.

Significant components of Sino Payments’s deferred income tax assets at August 31, 2008 are as follows:

Deferred income tax asset	$ 25,555
Valuation allowance	(25,555)
Net deferred tax assets	$ -

8.     Subsequent Events

During September 2008, the company leased additional space in the offices in order to prepare for operations. The Company agreed to pay an additional HK$1,500 (US$ 192) per month and 2 months of security deposit.

On November 21, 2008, the company changed its name from China Soaring, Inc. to Sino Payments, Inc.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to August 31, 2008, included in this report have been audited by Malone & Bailey, PC, as set forth in this annual report.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Control

     We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

     This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.    OTHER INFORMATION

     None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

     Our directors will serve until his successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Paul F. Manning	41	secretary/treasurerand member of the board of directors
Zhao Bei Shao Quo
Zhao Shang Lu
Building 32, Room 601
Shenzhen, Shekou
China

Matthew Mecke	39	president, chief executive officer, chief financial officer
12th Floor, Des Voeux		and member of the board of directors
Commercial Bldg.
212-214 Des Voeux Road
Central
Sheung Wan, Hong Kong

Anthony Robinson	44	member of the board of directors
Suite 1305, Building 2
243 Zhaojiabang Road
Shanghai, China 200031

     Paul Manning has been secretary/treasurer and board director since our inception and is expected to hold these offices/positions until the next annual meeting of our stockholders.

     Matthew Mecke and Anthony Robinson were appointed to their positions on November 26, 2008 and both are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Paul F. Manning

     Since June 26, 2007, Mr. Manning has been our president, chief executive officer, secretary/treasurer, chief financial officer, principal accounting officer and the sole member of the board of directors. From March 2002 to June 2007, Mr. Manning was project manager and card services consultant for Cardtrend International Inc. formerly Asia Payment Systems, Inc., a corporation that files reports with the SEC pursuant to section 13 of the Securities Exchange Act of 1934 and is traded on the Pink Sheets under the symbol CDTR. During Mr. Manning’s employment at Cardtrend, Cardtrend was engaged in the business of implementing a credit card transaction operation in China. Other than our board of directors, Mr. Manning has not been a member of the board of directors of any corporations during the last five years. Mr. Manning holds the degree of Bachelor of Science in mathematics and economics from the University of Rhode Island. Mr. Manning was granted his degree in Applied Mathematics and Applied Economics.

Matthew Mecke

     Prior to his appointment as Chairman and CEO of Sino Payments, Inc., Matthew Mecke was a member of the board of directors of Sino Fibre Communications, Inc. (OTCBB: SFBE) based in China and Hong Kong starting in January 2006. Mr. Mecke also served as president, principal executive officer of Sino Fibre Communications from January 2006 to October 2007 and as chairman of board of directors from January 2006 to December 2007. From October 2003 to January 2006, Mr. Mecke was a founder, vice chairman, president, and CEO of Asia Payment Systems (OTCBB: APYM). From October 1998 to July 1999, Mr. Mecke was a co-founder and served as Senior Vice President, Systems and Product Development for First Ecom.com (NASD: FECC), an international e-commerce payment gateway pioneer based in Hong Kong which linked e-commerce merchants with offshore back-end transaction processing systems. From April 1994 to July 1998, Mr. Mecke was an employee of First Data Corp. (formerly NYSE: FDC) in the United States and Hong Kong. Mr. Mecke was responsible for middle management of retail card system operations. In the late 1990s, Mr. Mecke was a management executive of First Data Asia in Hong Kong, where his responsibilities included strategic planning, new business development, e-commerce applications and pricing.

Anthony Robinson

     At the time of being appointed as a director of Sino Payments, Inc. (OTCBB: CHIJ) as of November 2008, Anthony Robinson has been the Managing Director of BiField Business Resources, Ltd., a Business Development Boutique focusing on developing local strategy for foreign companies entering China, and trading and sourcing of raw materials. Anthony works closely with foreign multinationals which are entering the China market, as well as Hedge Funds and investment companies trading with China's industrial and financial core. In February 2004, Anthony established BiField Business Resources, Ltd. in Hong Kong to reflect the company’s China-focus. It has a representative office in Shanghai. From April 2003 to January 2004, Anthony was the New Business Development manager of China Strategic, Ltd., another Hong Kong-based consulting company, and was stationed in Shanghai.

     During the past five years, Messrs. Manning, Mecke, and Robinson have not been the subject of the following events:

     1. Any bankruptcy petition filed by or against any business of which were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

     We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

     There are no conflicts of interest. Further, we have not established any policies to deal with possible future conflicts of interest.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Principal Executive Officer and the Principal Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us from inception on June 26, 2007 through August 31, 2008, for both Paul Manning and Matthew Mecke, our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Paul F. Manning	2008	0	0	0	0	0	0	1,437	1,437
Treasurer,	2007	0	0	0	0	0	0	0	0
Secretary	2006	0	0	0	0	0	0	0	0
Matthew Mecke	2008	0	0	0	0	0	0	0	0
President, CEO, CFO,	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

     We have not paid any salaries in 2007 or in 2008, and we do not anticipate paying any salaries for the rest of 2008. We will not begin paying salaries until we have adequate funds to do so.

     During 2008, Mr. Manning was paid a consulting fee in the amount of $1,437 for services provided to the company. The company does not intend on paying him any further compensation until the company generates revenue.

     The following table sets forth the compensation paid by us from inception on June 26, 2007 through August 31, 2008, for each or our directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

     The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director’s Compensation Table

	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Anthony Robinson	0	0	0	0	0	0	0
Matthew Mecke	0	0	0	0	0	0	0
Paul F. Manning	0	0	0	0	0	1,437	0

     Our directors do not receive any compensation for serving as a member of the board of directors.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

     We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

     As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

     Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the

Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of August 31, 2008, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address		Percentage of
Beneficial Owner	Number of Shares	Ownership

Paul F. Manning [1]	10,000,000	68.40%
Zhao Bei Shao Qu
Zhao Shang Lu
Building 32, Room 601
Shenzhen, Shekou
China 518067

Anthony Robinson	80,000	0.005%
Suite 1305, Building 2
243 Zhaojiabang Road
Shanghai, China 200031

Matthew Mecke [1]	0	0%
12th Floor, Des Voeux Commercial
Bldg.
212-214 Des Voeux Road Central
Sheung Wan, Hong Kong

All Officers and Directors	10,080,000	68.95%
as a Group (3 persons)

Bradley Miller	1,040,000	6.50%
1716 S. Gary Ave.
Tulsa, OK 74104

Greater Asia Capital Ltd. [2]	1,000,000	6.25%
901B Kinwick Centre
32 Hollywood Rd.
Hong Kong

Moon Gate Ltd.[3]	960,000	6.00%
Akara Building
24 De Castro Street
Wickhams Cay I
Road Town, Tortola
British Virgin Islands

[1]      The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Manning and Mr. Mecke are the only "promoters" of our company.

[2]      Jenny Wang exercises share voting and/or dispositive powers with respect to Greater Asia Capital Ltd.

[3]      Karen Chen exercises share voting and/or dispositive powers with respect to Moon Gate Ltd.

Future sales by existing stockholders

     A total of 13,000,000 shares of common stock were issued to our former sole officer and director and three other persons. All of the shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

     Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

     There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There is one holder of record for our common stock.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On August 8, 2007, we issued a total of 10,000,000 shares of restricted common stock to Paul F. Manning, our former sole officer and director in consideration of $100 cash.

     Mr. Manning originally agreed to provide us space in his apartment in China for a consideration of rental payments of $50 per month. Subsequently, upon agreement, Mr. Manning was paid a consulting fee of $1,437 for all his services to the company including the space in his apartment used for China Soaring activities. Upon the rental of the company’s offices on July 1, 2008 at 212-214 Des Voeux Rd., Des Voeux Commercial Building 12th Floor, Sheung Wan, Hong Kong, the space provided by Mr. Manning was no longer needed for the operations of China Soaring and no further obligations to Mr. Manning from the Company with regard to this space will continue.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$12,000	Malone & Bailey, PC
2007	$3,500	Malone & Bailey, PC

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0.00	Malone & Bailey, PC
2007	$0.00	Malone & Bailey, PC

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0.00	Malone & Bailey, PC
2007	$0.00	Malone & Bailey, PC

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0.00	Malone & Bailey, PC
2007	$0.00	Malone & Bailey, PC

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	11-19-07	3.1

3.2	Bylaws.	SB-2	11-19-07	3.2

4.1	Specimen Stock Certificate.	SB-2	11-19-07	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of December, 2008.

SINO PAYMENTS, INC.

BY: MATTHEW MECKE
Matthew Mecke, President, Principal Executive Officer,
Principal Financial Officer, Principal Accounting Officer
and a member of the Board of Directors.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

MATTHEW MECKE	Director	December 15, 2008
Matthew Mecke

PAUL MANNING	Director	December 15, 2008
Paul Manning

ANTHONY ROBINSON	Director	December 15, 2008
Anthony Robinson

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	11-19-07	3.1

3.2	Bylaws.	SB-2	11-19-07	3.2

4.1	Specimen Stock Certificate.	SB-2	11-19-07	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X