Form 10-Q
period 2008-11-30
Sino Payments, Inc.
filed 2009-01-14
CIK 1417664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53537

SINO PAYMENTS, INC.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,620,000 as of January 12, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

Sino Payments, Inc.
(formerly China Soaring, Inc.)
(A Development Stage Company)
Balance Sheets
(Unaudited)

	November 30,	August 30,
	2008	2008
ASSETS

CURRENT ASSETS
Cash	$326	$5,198
Prepaid expenses	577	-
TOTAL CURRENT ASSETS	903	5,198

Other assets	1,155	770
NON-CURRENT ASSETS	1,155	770

TOTAL ASSETS	$2,058	$5,968

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$962	$-

TOTAL LIABILITES	962	-

STOCKHOLDER'S DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
14,620,000 shares issued and outstanding	146	146
Additional paid-in capital	80,984	80,984
Deficit accumulated during development stage	(80,034)	(75,162)
TOTAL STOCKHOLDER'S DEFICIT	1,096	5,968

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$2,058	$5,968

See accompanying notes to financial statements.

Sino Payments, Inc.
(formerly China Soaring, Inc.)
(A Development Stage Company)
Statements of Expenses
(Unaudited)

				From June 26,
	Three Months Ended	Three Months Ended		2007 (Inception)
	November 30,	November 30,		to November 30,
	2008	2007		2008

EXPENSES
General and administrative	$4,865	$13,946		$78,806

OTHER EXPENSE
Interest and other expense	7	306		1,228

NET LOSS	$(4,872)	$(14,252)		$(80,034)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$	N/A

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	14,620,000	13,000,000		N/A

See accompanying notes to financial statements.

Sino Payments, Inc.
(formerly China Soaring, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three months	Three months	From June 26, 2007
	ended Nov 30,	ended Nov 30,	(Inception) through
	2008	2007	November 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,872)	$(14,252)	$(80,034)
Adjustments to reconcile net loss to net cash
used by operations:
Increase in accounts payable & accrued expenses	962	12,455	962
Decrease in prepaid expenses and other assets	(962)	-	(1,732)
Net cash used by operating activities	(4,872)	(1,797)	(80,804)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of stock	-	-	81,130
Proceeds from short-term debt related party	-	-	35,332
Payoff of short-term debt related party	-	-	(35,332)

Net cash provided by financing activities	-	-	81,130

NET INCREASE (DECREASE) IN CASH	(4,872)	(1,797)	326

CASH - Beginning of period	5,198	19,996	-

CASH - End of period	$326	$18,199	$326

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

Sino Payments, Inc.
(formerly China Soaring, Inc.)
(A Development Stage Company)
Notes to the Financial Statements

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Sino Payments, Inc. (formerly China Soaring, Inc.), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Sino Payments’ Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

On November 21, 2008, the company changed its name from China Soaring, Inc. to Sino Payments, Inc.

2.	Going Concern

The Company is a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have not begun so, therefore, the Company has not generated revenues to date. The Company had a net loss of $4,872 and negative cash flows from operations of $4,872 for the quarter ended November 30, 2008. From inception June 26, 2007 to November 30, 2008, the company has incurred a net loss of $80,034 and has experienced negative cash flows from operations of $80,804. The company had stockholder’s equity of $1,096 and had a working capital of $59 at November 30, 2008. The nominal amount of resources available to the company raise substantial doubt about the Company’s ability to continue as a going concern

The Company's continued existence is dependent upon its ability to obtain additional capital. Management’s plans to increase resources to the company include raising additional equity and/or debt financing from outside investors and receiving financial support from directors and officers. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Subsequent Events

On December 12, 2008, the company borrowed $5,000 from a shareholder which is payable upon demand but not prior to January 12, 2009 at 4% annual simple interest.

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

Plan of Operation

     We believe with the completion of our placement, we can satisfy our cash requirements during the next 12 months. At this time, we intend to focus our research and development to upgrading our IP payment processing global platform as needed by our expanding list of potential customer projects. We expect to purchase 3-5 computer servers and related technology equipment. Further we do not expect significant changes in the number of employees.

     We have completed the public offering and our specific goal is to profitably provide credit and debit card processing services primarily to large multinational retail store groups located in Asia. We intend to accomplish the foregoing through the following milestones:

1.

We intend to contact companies through our website and by personal contact through Mr. Mecke our chief executive officer and director. Our website is completed. The website can be seen at www.sinopayments.com The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will seek to continually upgrading the website. As additional relationships are created, we intend to create a data basis of clients who we will attempt to interest in new programs. This promotion will ongoing through the life of our operations and has had some initial results over the last 60 days since inception.

2.

We intend to begin promoting our services through traditional sources such as business publications, letters, emails, flyers, and mailers. We also plan on attending credit and/or debit card processing and related conferences and shows. We intend on promoting our services to retailers to become users of our credit and debit card processing services. Initially we will aggressively court contacts provided by our president, Matthew Mecke. We believe that it will cost a minimum of $12,500 for our marketing campaign and further resources may have to be devoted to become a success. Marketing is an ongoing matter that will continue during the life of our operations.

3.	Within 90 days from the initial launch of our marketing program, we believe that we will begin generating fees from our ability to provide debit and credit card processing services.

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

Results of Operations

From Inception on June 26, 2007 to November 30, 2008

     Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of this report. We have prepared an internal business plan. We have established the website “www.sinopayments.com”. Our loss since inception is $ 80,034, all of which is for the general and administrative expenses. We have begun to establish our operations and have begun actively marketing our services to potential clients and related partners. We expect to further develop our operations and to sign initial customer agreements for provision of our services in early 2009.

     Since inception, we sold 13,000,000 shares of common stock to our former sole officer and director and three other persons for $130. On August 1, 2008 we completed our public offering. We sold 1,620,000 shares of common stock to 50 investors raising $81,000.

Liquidity and capital resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     On August 7, 2007 we issued 10,000,000 restricted shares of common stock to Paul F. Manning our former sole officer and director in consideration of $100; 1,040,000 restricted shares of common stock to Bradley Miller in consideration of $10.40; 960,000 restricted shares of common stock to Moon Gate Ltd. in consideration of $9.60; and, 1,000,000 restricted shares of common stock to Greater Asia Capital Ltd. in consideration of $10.00, all pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. The foregoing was accounted for as sales of common stock.

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

Hiring of Web Development firm and completion of website	$1,150
Repayment of loan to Glenn Henricksen	$35,231
Administrative expenses	$10,000
Hong Kong office setup	$3,500
Purchase of Computer Network in Hong Kong	$1,500
Total	$56,381

     As of the closing of our $81,000 offering on August 1, 2008, we have changed the name of our Company to Sino Payments, Inc. to reflect the change in our Company’s business to that of providing debit and credit card processing services to retailers throughout Asia. To further this effort, we expanded the Board of Directors to 3 and added Anthony Robinson who is based in Shanghai to our initial team of Paul Manning and our Chairman Matthew Mecke.

     Sino Payments has completed the creation of our Global Payment Processing Platform (SinoPay) and we are in the process of reviewing future potential projects and the need for version 2.0 upgrades to our initial system.

     In addition to setting up our offices in Hong Kong, we also completed an arrangement for the hosting of servers for the purpose of creating an R&D and testing network for our IP payment processing hub from the servers located in our offices in Hong Kong. We have installed an initial server and plan to upgrade the cluster in Q1 2009 and to increase the dedicated data lines to that network to enhance our ability to remotely update and manage this R&D and testing computer network cluster.

     Sino Payments signed a Memorandum of Understanding with PowerE2E in Shanghai for the purpose of creating a joint marketing effort with PowerE2E to sell Sino Payments IP processing services to their new and existing clients. In addition the MOU provides for support from PowerE2E’s data center in Shanghai for the hosting and maintenance of Sino Payments systems in Shanghai should such a need arise as per mutual expectations.

     The Company is also actively marketing our IP payment processing services to TAP Group with its headquarters in Hong Kong also as a joint marketing effort to their existing and new clients. This process is going well and we hope to have further news related to this joint marketing effort in Q1 2009.

     As a result of these and other ongoing marketing and sales efforts, we hope to have initial customer client contracts in the near future and will use these funds to support our administrative, sales, and R&D efforts.

     We do anticipate adding some programming staff in the near future but we prefer to keep the organization lean and utilize consulting agreements on both short and long term periods whenever possible. Other than these costs, we will attempt to keep our cost base in line with our ability to receive funds from customer contracts going forward.

     As of November 30, 2008, our total assets were $2,058 and our total liabilities were $962. As of November 30, 2008, we had cash of $326.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to adjustments identified by our Registered Public Accounting Firm. The adjustments were in the areas of expense recognition and accumulated deficit. .

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On November 28, 2007 at 4:00 p.m, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-147493) permitting us to offer up to 3,000,000 shares of common stock at $0.05 per share. There was no underwriter involved in our public offering. As of the date of this report, we raised $81,000 in total funds in our public offering and, as a result, closed the offering on August 1, 2008. As of the date of this report, we have spent the proceeds as follows:

Hiring of Web Development firm and completion of website	$1,150
Repayment of loan to Glenn Henricksen	$35,231
Administrative expenses	$10,000
Hong Kong office setup	$3,500
Purchase of Computer Network in Hong Kong	$1,500
Total	$56,381

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of January, 2009.

SINO PAYMENTS, INC.
(Registrant)

BY: MATTHEW MECKE
Matthew Mecke
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