Form 10-Q
period 2009-02-28
Sino Payments, Inc.
filed 2009-04-20
CIK 1417664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 43,860,000 as of April 20, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 & F-5

Sino Payments, Inc.
(formerly China Soaring, Inc.)
(A Development Stage Company)
Balance Sheets February 28, 2009
(Unaudited)

	February 28,	August 30,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$1,170	$5,198
Prepaid expenses	781	-
TOTAL CURRENT ASSETS	1,951	5,198

Other assets	1,154	770
NON-CURRENT ASSETS	1,154	770

TOTAL ASSETS	$3,105	$5,968

LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)

Accounts payable and accrued expenses	$38,249	$-

Notes payable – related party	8,206	-

TOTAL LIABILITES	$46,455	-

STOCKHOLDER'S DEFICIT EQUITY/(DEFICIT)
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
43,860,000 shares issued and outstanding	438	438
Additional paid-in capital	80,692	80,692
Deficit accumulated during development stage	(124,480)	(75,162)
TOTAL STOCKHOLDER'S DEFICIT/(EQUITY)	(43,350)	5,968

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$3,105	$5,968

See accompanying notes to financial statements.

Sino Payments, Inc.
(formerly China Soaring, Inc.)
(A Development Stage Company)
Statement of Expenses February 28, 2009
(Unaudited)

	Three Months Ended		Six Months Ended		From June 26, 2007 (Inception)
	February 28,	February 29,	February 28,	February 29,	to February 28,
	2009	2008	2009	2008	2009

EXPENSES
General and administrative	$45,065	$8,301	$49,275	$22,247	$123,215

OTHER EXPENSE
Interest and other expense	43	216	43	522	1,265

NET LOSS	$(45,108)	$(8,517)	$(49,318)	$(22,769)	$(124,480

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$ N/A

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	43,860,000	39,000,000	43,860,000	39,000,000	N/A

See accompanying notes to financial statements.

Sino Payments, Inc.
(formerly China Soaring, Inc.)
(A Development Stage Company)
Statements of Cash Flows February 28, 2009
(Unaudited)

	Six months	Six months	From June 26, 2007
	ended Feb 28,	ended Feb 29,	(Inception) through
	2009	2008	February 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,318)	$(22,769)	$(124,480)
Adjustments to reconcile net loss to net cash
used by operations:
Increase in accounts payable & accrued expenses	38,249	5311	38,249
Decrease in prepaid expenses and other assets	(1,165)		(1,935)
Net cash used by operating activities	(12,234)	(17,458)	(88,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of stock	-	-	81,130
Proceeds from short-term debt related party	8,206	-	43,538
Payoff of short-term debt related party	-	-	(35,332)

Net cash provided by financing activities	8,206	-	89,336

NET INCREASE (DECREASE) IN CASH	(4,028)	(17,458)	1,170

CASH - Beginning of period	5,198	19,996	-

CASH - End of period	$1,170	$2,538	$1,170

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

See accompanying notes to financial statements.

Sino Payments, Inc.
(formerly China Soaring, Inc.)
(A Development Stage Company)
Notes to the Financial Statements February 28, 2009

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Sino Payments, Inc. (formerly China Soaring, Inc.) “The Company”, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Sino Payments’ Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

On November 21, 2008, the Company changed its name from China Soaring, Inc. to Sino Payments, Inc.

2.	Going Concern

The Company is a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have not begun so, therefore, the Company has not generated revenues to date. The Company had a net loss and negative cash flows from operations for the quarter ended February 28, 2009. From inception June 26, 2007 to February 28, 2009, the company has incurred a net loss and has experienced negative cash flows from operations. The company had stockholder’s deficit and had a negative working capital at February 28, 2009. The nominal amount of resources available to the company raise substantial doubt about the Company’s ability to continue as a going concern

The Company's continued existence is dependent upon its ability to obtain additional capital. Management’s plans to increase resources to the company include raising additional equity and/or debt financing from outside investors and receiving financial support from directors and officers. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.    Related Party Transactions

On January 7, 2009, our Chairman loaned the Company $830 for administrative expenses.  The loan carries no interest, is unsecured and is due upon demand.

On February 28, 2009, a shareholder loaned the Company $7,376 for administrative expenses under two loan agreements.  The loans carry 4% interest, are unsecured and are April 30, 2009.

As of February 28, 2009, the Company owes each of our 2 Directors $3,000 each for a total of $6,000 as per Director fee agreements and the Company owes our Chairman $12,000 as per his employment agreemen.

4.     Subsequent Events

On March 9, 2009 the Board of Directors approved a Dividend of 2 shares for each held with a record date of March 23, 2009.  The stock dividend has been accounted for similar to a stock split and all share and per share amounts have been restated as if the dividend had been in effect from the first day of the first period presented.

On March 20, 2008 the Company issued a related party note payable of $1,000 payable on demand, but not before April 1, 2009, unless agreed by the board.

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

Results of Operations

From Inception on June 26, 2007 to February 28, 2009

Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of this report. We have prepared an internal business plan.  We have established the website “www.sinopayments.com”.  Our loss since inception is $124,480, all of which is for the general and administrative expenses.   We have begun to establish our operations and have begun actively marketing our services to potential clients and related partners. We expect to further develop our operations and to sign initial customer agreements for provision of our services in early 2009.

Since inception, we sold 39,000,000 shares of common stock to our former sole officer and director and three other persons for $130.  On August 1, 2008 we completed our public offering.  We sold 4,860,000 shares of common stock to 50 investors raising $81,000.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

On August 7, 2007 we issued 30,000,000 restricted shares of common stock to Paul F. Manning our former sole officer and director in consideration of $100; 3,120,000 restricted shares of common stock to Bradley Miller in consideration of $10.40; 2,880,000 restricted shares of common stock to Moon Gate Ltd. in consideration of $9.60; and, 3,000,000 restricted shares of common stock to Greater Asia Capital Ltd. in consideration of $10.00,  all pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933.  The foregoing was accounted for as sales of common stock.

On August 1, 2008 we completed our public offering a placement to 50 shareholders for 4,860,000 shares in consideration of $81,000.

On March 23, we filed a dividend with FINRA where by the Company issued an additional 2 shares for every share held as of March 23.  The Record Date was March 23, 2009 and the Effective date was March 26, 2009.  The Company issued a total of 29,240,000 shares as a result of this dividend to shareholders of record on the Record Date March 23, 2009.  This brings the total number of shares issued by the Company to 43,860,000 shares as of April 20, 2009.  The dividend has been accounted for as a stock split.

Use of Proceeds

     On November 28, 2007, the SEC declared our Form SB-2 registration statement effective (SEC Filing No. 333-147493), permitting us to sell up to 3,000,000 shares of common stock at an offering price of $0.05 per share. There was no underwriter involved in our public offering. On August 1, 2008, we completed our public offering by selling 4,860,000 shares of common stock to 50 individuals and raised $81,000. Since then we have spent the proceeds as follows:

Hiring of Web Development firm and completion of website	$1,150
Repayment of loan to Glenn Henricksen	$35,231
Administrative expenses	$10,000
Hong Kong office setup	$3,500
Purchase of Computer Network in Hong Kong	$1,500
Total	$51,381

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

As of February 28, 2009, our total assets were $3,105 and our total liabilities were $46,455.  As of February 28, 2009, we had cash of $1,170.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hiring of Web Development firm and completion of website	$1,150
Repayment of loan to Glenn Henricksen	$35,231
Administrative expenses	$10,000
Hong Kong office setup	$3,500
Purchase of Computer Network in Hong Kong	$1,500
Total	$51,381

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

- -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of April, 2009.

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