Form 10-Q
period 2009-05-31
Sino Payments, Inc.
filed 2009-07-20
CIK 1417664

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: May 31, 2009

Commission File Number: 000-53537

___________________________________

SINO PAYMENTS, INC.

(Name of Small Business Issuer in Its Charter)

Nevada	26-3767331
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

212-214 Des Voeux Rd.

Des Voeux Commercial Building, 12th Fl.

Sheung Wan, Hong Kong

(Address of principal executive offices)

(852) 2544-0733

(Registrant’s Telephone Number)

with a copy to:

Carrillo Huettel, LLP

501 W. Broadway, Suite 800

San Diego, CA 92101

Telephone (619) 399-3090

Telecopier (619) 330-1888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	.	Accelerated Filer	.

Non-Accelerated Filer	.	Smaller Reporting Company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .No  X .

Issuer’s revenues for its most recent fiscal year: Nil

As of July 10, 2009, there were 43,860,000 shares of the registrant’s Common Stock outstanding.

SINO PAYMENTS, INC.

Report on Form 10-Q

PART I - FINANCIAL INFORMATION

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Financial Statements

(Unaudited)

May 31, 2009

Index

Balance Sheets

4

Statements of Expenses

5

Statements of Cash Flows

6

Notes to the Financial Statements

7

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company

Balance Sheets

( Unaudited )

	May 31, 2009	August 3 1 , 2008

ASSETS

Current Assets

Cash	$7	$5,198
Prepaid expenses	781	–

Total Current Assets	788	5,198

Other assets	770	770

Total Assets	$1,558	$5,968

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$23,909	$–
Accrued liabilities	91,030	–
Due to related party (Note 4)	8,206	–

Total Liabilities	123,145	–

Stockholders’ Equity (Deficit)

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 43,860,000 shares issued and outstanding	438	438

Additional paid-in capital	80,692	80,692

Deficit accumulated during the exploration stage	(202,717)	(75,162)

Total Stockholders’ Equity (Deficit)	(121,587)	5,968

Total Liabilities and Stockholders’ Equity (Deficit)	$1,558	$5,968

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Statements of Expenses

(unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended	Accumulated from June 26, 2007 (Date of Inception)
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2009	2008	2009	2008	2009

Operating Expenses

General and administrative	$78,163	$2,988	$127,438	$20,535	$201,378

Total Operating Expenses	78,163	2,988	127,438	20,535	201,378

Other Expense

Interest expense	74	305	117	827	1,339

Net loss	$(78,237)	$(3,293)	$(127,555)	$(21,362)	$(202,717)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	43,860,000	39,000,000	43,860,000	39,000,000

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Statements of Cash Flows

( Unaudited )

	Nine Months ended May 31, 2009	Nine Months ended May 31, 2008	Accumulated from June 26, 2007 (Date of Inception) to May 31, 2009

Operating Activities

Net loss for the period	$(127,555)	$(21,362)	$(202,717)

Changes in operating assets and liabilities:
Prepaid expenses	(781)	–	(781)
Other assets	–	–	(770)
Accounts payable and accrued liabilities	114,939	(2,877)	114,939

Net cash used in operating activities	(13,397)	(18,485)	(89,329)

Financing Activities

Proceeds from issuance of common stock	–	–	81,130
Proceeds from related parties	8,206	–	43,538
Repayments to related parties	–	–	(35,332)

Net cash provided by financing activities	8,206	–	89,336

Increase (Decrease) in cash	(5,191)	(18,485)	7

Cash, beginning of period	5,198	19,996	–

Cash, end of period	$7	$1,511	$7

Supplemental disclosures:

Interest paid	$–	$–	$–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

( Unaudited )

May 31, 2009

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

On November 21, 2008, the Company changed its name from China Soaring, Inc. to Sino Payments, Inc.

2.

Going Concern

The Company is a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have not begun so, therefore, the Company has not generated revenues to date. The Company had a net loss and negative cash flows from operations for the quarter ended May 31, 2009. From inception June 26, 2007 to May 31, 2009, the company has incurred a net loss and has experienced negative cash flows from operations. The company had stockholder’s deficit and had a negative working capital at May 31, 2009. The nominal amount of resources available to the company raise substantial doubt about the Company’s ability to continue as a going concern

The Company's continued existence is dependent upon its ability to obtain additional capital. Management’s plans to increase resources to the company include raising additional equity and/or debt financing from outside investors and receiving financial support from directors and officers. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.

Common Shares

On March 9, 2009, the Board of Directors approved a stock dividend of two common shares of the Company for each outstanding common share of the Company for all shareholders on record as of March 23, 2009. The effects of the stock dividend have been accounted for as a stock split and have been recorded retroactively. The effects of the stock dividend increased the issued and outstanding common shares from 14,620,000 common shares to 43,860,000 common shares.

4.

Related Party Transactions

a)

As at May 31, 2009, the Company owes $830 (2008 - $nil) to the Chairman of the Board of Directors of the Company for administrative expenses. The amounts are unsecured, non-interest bearing, and due on demand.

b)

As at May 31, 2009, the Company owes $7,376 (2008 - $nil) to a shareholder of the Company for administrative expenses under two loan agreements. The amounts owing are unsecured, due interest at 4% per annum, and are due on demand.

c)

As at May 31, 2009, the Company owes $6,000 to directors of the Company and $12,000 to the Chairman of the Board of Directors for fee and employment arrangements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FORWARD - LOOKING STATEMENT

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the three dimensional software development marketplace are expected to continue, placing further pressure on pricing which could adversely impact sales and erode profit margins; (ii) many of the Company's major competitors in its channels of distribution have significantly greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Introduction

We were incorporated in the State of Nevada on June 26, 2007. On November 26, 2008, China Soaring Inc. effected a name change to Sino Payments, Inc. Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of all quarterly and annual reports and we have made significant steps to develop and further our business plan, including creating our Global Processing Platform (“SinoPay GPP”) and establishing our website ww.sinopayments.com. Our central business is to provide credit and debit card processing services to retailers such as large department stores, regional supermarket chains, and other retailers with a presence in multiple markets in Asia to specifically include China.

On August 1, 2008 we completed a public offering whereby we sold 4,860,000 shares of common stock to 50 investors raising $81,000.

Recent Business Developments

On June 3, 2009, we signed a Memorandum of Understanding with Wincor-Nixdorf HK Ltd., a Hong Kong Company to cooperate for the purpose of pursuing joint business development opportunities to market and provide retail credit and debit card processing and related services in Hong Kong. Wincor Nixdorf as the Global parent Company Group has a presence in about 100 countries, with its own subsidiary companies in 38 of these. A total of more than 9,000 employees work at Wincor-Nixdorf. Wincor-Nixdorf is the leader in Europe and the number 3 in the world for programmable electronic POS systems (EPOSs) and the number 2 in Europe and worldwide for automated teller machines.

On May 27, 2009, we signed a Memorandum of Understanding with BCS Holdings, Inc., a California corporation (“BCS”) to cooperate in identifying and acquiring additional merchants in China and Asia. Sino Payments and BCS have undertaken to cooperate to develop a merchant sales and marketing program for Greater China and other in Asia by the end of 2009 on behalf of Sino Payments. BCS is a full service payment solutions provider for traditional and internet businesses, with strategic partnerships and alliances with Chase Paymentech, National Processing Company, First Data, Bank of America, Telecheck, Verifone, Discover Network, China UnionPay, JCB International Credit Card Co., Ltd. and United Commercial Bank.

On April 23, 2009 , we completed our Global Processing Platform (“SinoPay GPP”) and we are currently in the process of deploying this solution in Shanghai to provide IP credit and debit card processing services to its’ customers in China. This updated SinoPay GPP system will facilitate the processing of all credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and will be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. The SinoPay GPP can be deployed in any country to provide efficient IP processing of all credit card types and has been specifically designed for roll out around the region in Asia.

On April 29, 2009, we entered into a Service Agreement with PowerE2E China, a Chinese corporation (“PowerE2E”) to provide credit and debit card processing services in China. The agreement is for card processing services for PowerE2E’s clients as well as directly for PowerE2E transactions. The first project is for an ecommerce client site and PowerE2E and Sino Payments are working on additional joint business development opportunities to provide service to PowerE2E’s existing customer base. The SinoPay GPP system is deployed on site at PowerE2E’s Headquarter location in Shanghai.

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

Marketing

Our services are promoted by Mr. Mecke. He will discuss our services with contacts he has established. We also anticipate utilizing several other marketing activities in our attempt to make our services known to corporations and attract clientele. These marketing activities will be designed to inform potential clients about the benefits of using our services and will include the following: development and distribution of marketing literature; direct mail and email; advertising; promotion of our web site; and industry analyst relations.

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

Network Security

We will, if successful, compile and maintain a large database of information relating to our merchants and their transactions. We intend to focus significant resources on maintaining a high level of security in order to protect the information of our merchants and their customers.

Competition

The payment processing industry is highly competitive. We compete with other providers of payment processing services on the basis of the following factors:

•

quality of service;

•

reliability of service;

•

ability to evaluate, undertake and manage risk;

•

speed in approving merchant applications; and,

•

price.

We will be competing with both small and large companies in providing payment processing and related services to a wide range of merchants. Our competitors sell their services either through a direct sales force, generally concentrating on larger accounts, or through Independent Sales Organizations, telemarketers or banks, generally concentrating on smaller accounts. There are a number of large payment processors, including First Data Corporation, Bank of America Corporation, Global Payments Inc., Fifth Third Bank, Chase Paymentech Solutions and Elavon, Inc., a subsidiary of U.S. Bancorp, that serve a broad market spectrum from large to small merchants; further, certain of these provide banking, ATM and other payment-related services and systems in addition to bank card payment processing. There are also a large number of smaller payment processors that provide various services to small- and medium-sized merchants.

Some of our competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. Since they are affiliated with financial institutions or banks, these competitors do not incur the costs associated with being sponsored by a bank for registration with card networks and they can settle transactions quickly for their own merchants. We do not, however, currently contemplate acquiring or merging with a financial institution in order to increase our competitiveness.

Offices

Our offices are currently located at 212-214 Des Voeux Rd., Des Voeux Commercial Building, 12th Floor, Sheung Wan, Hong Kong and our telephone number is (852) 2544-0733. This is the rental office that we maintain where we sublet desk space, telephone, office services and space for computer equipment. As of the date of this filing, we have not sought to move or change our office site.

Employees; Identification of Certain Significant Employees

Matthew Mecke, our chief executive officer and director will be devoting approximately 60 hours a week of his time to our operations. We currently have no other employees, other than our officers and directors. We intend to hire additional employees on an as needed basis.

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

Available Information

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may obtain a free copy of our reports and amendments to those reports on the day of filing with the SEC by going to http://www.sec.gov.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MAY 31, 2009 COMPARED TO THE PERIOD ENDED MAY 31, 2008.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three and nine months ended May 31, 2009 was $78,163 and $127,438 compared with $2,988 and $20,535 for the three and nine months ended March 31, 2008. The increase in operating expenses in fiscal 2009 compared to fiscal 2008 was attributed to the fact that we have incurred significant costs relating to professional fees to ensure our OTCBB listing is current, and for general costs incurred with our marketing and development of our operations. As at May 31, 2009, we have incurred a net loss of $127,555 compared with a net loss of $21,362 as at May 31, 2008.

Liquidity and Capital Resources

As at May 31, 2009, the Company’s cash balance was $7 compared to $5,198 as at August 31, 2008.

As at May 31, 2009, the Company had a working capital deficit of $122,357 compared with a working capital surplus of $5,198 as at August 31, 2008. The decline in working capital was attributed to the fact that the Company has incurred significant and general operating costs during the nine month period ended May 31, 2009, but has not raised sufficient financing to settle these outstanding obligations.

As at May 31, 2009, the Company has recognized a net loss of $127,555, an accumulated deficit of $202,717, and a working capital deficit of $122,357. Based on these factors, there is substantial doubt regarding the going concern of the Company. The Company’s financial statements do not include any adjustments or effects off the net assets or liabilities of the Company if it fails to continue as a going concern. We have disclosed the going concern assumption in Note 1 of our unaudited financial statements.

Cashflow from Operating Activities

During the nine months ended May 31, 2009, the Company used $13,397 of cash for operating activities compared to the use of $18,4 8 5 of cash for operating activities during the nine months ended May 31, 2008. The decrease in cashflows used for operating activities is attributed to the fact that the Company used financing from a related party of $8,206 to support operating expenses whereas in 2008, no such financing was received by the Company.

Cashflow from Financing Activities

During the nine months ended May 31, 2009, the Company received $8,206 of cash from financing activities compared to $nil for the three months ended May 31, 2008. The increase in cashflows provided from financing activities is based on the fact that the Company received $8,206 of financing from a related party to support operating expenses incurred by the Company since the Company does not have sufficient cash flow to make payment on operating costs.

Off-Balance Sheet Arrangements

The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

Critical Accounting Policies

We have identified the following critical accounting policies which were used in the preparation of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Financial Instruments

The fair values of financial instruments, which include cash, other assets, accounts payable, accrued liabilities and amounts due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Stock-based Compensation

In accordance with SFAS No. 123R, “Share Based Payments”, the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 08-4 (“EITF 08-4”). EITF 08-4 addressed conforming changes made to EITF Issue 98-5 which resulted from the implantation of EITF Issue 00-27 and SFAS No. 150. EITF Issued 98-5 addresses the accounting for beneficial conversion features. Previously, beneficial conversion features were amortized to the securities earliest conversion date. Under EITF 08-4, beneficial conversion features are amortized to the stated redemption date, if one exists, rather than the earliest termination date. For beneficial conversion features without a stated redemption date, the beneficial conversion features continue to be amortized to the earliest conversion date. EITF 08-4 is effective for fiscal years ending after December 15, 2008 with early application permitted. The effects of implementing EITF 08-4 are to be presented retrospectively with the cumulative-effect of the change being reported in retained earnings at the beginning of the first year presented The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued FAS No. 165 “Subsequent Events” (“FAS 165”). FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some nonrecognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of May 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of May 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the quarter ended May 31, 2009, the Company has retained an outside consulting firm which specializes in Sarbanes Oxley compliance and to provide further financial statement preparation and bookkeeping services to the Company.

PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Issuance of Equity Securities in exchange for services: None

2.

Convertible Securities: None

3.

Outstanding Warrants: None

4.

Sales of Equity Securities for Cash: None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit
3.01	Articles of Incorporation(1)
3.02	Bylaws(1)
4.1	Specimen Stock Certificate(1)
14.1	Code of Ethics(2)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14(2)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14(2)
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(2)
99.1	Audit Committee Charter(3)
99.2	Disclosure Committee Charter(3)

_____________

1.

Incorporated by reference to our Registration Statement filed with the SEC on November 19, 2007.

2.

Filed herewith.

3.

Incorporated by reference to our Form 10-K for the year ended August 31, 2008 filed with the SEC on December 16, 2008.

*

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

SINO PAYMENTS, INC.

Dated: July 20, 2009

/s/ Matthew Mecke

By: Matthew Mecke

Its: President, CEO & CFO