Form 10-K
period 2009-08-31
SINO PAYMENTS, INC.
filed 2009-12-15
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

Commission File Number 000-30237

SINO PAYMENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-147493	26-3767331
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

Unit T25, GF Bangkok Bank Building

18 Bonham Strand West

Sheung Wan, Hong Kong

(Address of principal executive offices)

(852) 8121 4220

(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on December 15, 2009 based on the closing price on that date of $0.0315 on the Over the Counter Bulletin Board was $930,196. For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of ten percent (10%) of the Registrant’s outstanding common stock have been treated as affiliates.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of common stock outstanding as of December 15, 2009 was 48,544,646.

SINO PAYMENTS INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company,” “SNPY,” “we,” “us” and “our” are references to Sino Payments, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

Item 1. Description of Business

We were incorporated in the State of Nevada on June 26, 2007. On November 26, 2008, China Soaring Inc. effected a name change to Sino Payments, Inc. Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of all quarterly and annual reports and we have made significant steps to develop and further our business plan, including creating our Global Processing Platform (“SinoPay GPP”) and establishing our website ww.sinopayments.com. We are a credit card processing and merchant acquiring services company that provides credit card clearing services to merchants and financial institutions in China and elsewhere. Sino Payments’ objective is to be a provider of IP (Internet Protocol) processing services in Asia to bankcard accepting merchants.

The Chinese market for credit cards, in terms of total credit card loans, is expected to grow over the next few years at a compounded annual rate of growth in of 88%, from US$300 million in 2003 through US$13.2 billion in 2009. Yet the transaction processing sector remains significantly underserved. Sino Payments will pursue merchants with large regional retail locations across Asia Pacific as potential customers of its’ IP and related credit card and debit card processing systems. No providers are currently dominant. Competitors are expected to include Chinese banks’ in-house solutions and their affiliated technical solution partners. Sino Payments expects to offer superior interoperability, a highly-efficient infrastructure and exceptional knowledge of the IP processing market throughout our SinoPay GPP platformwhich is fully-integratable, widely-deployed, and developed in conjunction with strategic partners. Sino Payments intends to deploy the most flexible and lowest-cost IP processing system in Asia with a focus on China, Hong Kong, Thailand, Philippines, Malaysia, Korea, and Japan.

Sino Payments’ strategy is to continue to market credit card processing services to retail merchants in targeted markets, offer its merchant acquiring base to selected banks, provide support using world-class technology platforms, and maximize strategic partnerships to accelerate market development. Our initial focus is on China and Hong Kong based multinational retailers with expansion into other Asian markets as we develop. Development objectives have been selected and an organization for executing on those objectives has been put in place.

The senior executives of Sino Payments are well-known and respected in the transaction processing industry throughout the Asia-Pacific region. The directors bring extensive international and public company experience to bear and have built an impressive track record of successful start-ups. As of the date hereof, the Company has completed the following:

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

On April 23, 2009 , we completed our Global Processing Platform (“SinoPay GPP”) and we have deployed this solution in Shanghai to provide IP credit and debit card processing services to customers in China. This updated SinoPay GPP system will facilitate the processing of all credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and will be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. The SinoPay GPP can be deployed in any country to provide efficient IP processing of all credit card types and has been specifically designed for roll out around the region in Asia.

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

On September 22, 2009, we signed a pay sourcing agreement with PAY.ON Asia, Ltd., a Hong Kong Company (“PAY.ON”) whereby PAY.ON has agreed that we shall have the right to use and incorporate PAY.ON technologies relating to the handling of services related to payment and fraud control in the operation of our business. Such technologies shall be provided to us at a minimum monthly price of EUR 1,500 and a maximum monthly price of EUR 1,800.

On September 29, 2009, we executed a Reseller Agreement with eNETS Hong Kong Ltd. (“eNETS”), whereby eNETS and we have agreed we shall have the right to market and sell the eNETS payment gateway system, which is a direct debit and credit card payment gateway that allows users to receive payment of transactions electronically. Pursuant to the terms of the Agreement, we shall pay to eNETS a pre-determined rate for each transaction processed as fully set forth in the Agreement.

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

Offices

Our offices are currently located at Unit T25, GF Bangkok Bank Building, 18 Bonham Strand West, Sheung Wan, Hong Kong and our telephone number is (852) 8121 4220. As of the date of this filing, we have not sought to move or change our office site.

Employees; Identification of Certain Significant Employees

Matthew Mecke, our chief executive officer and director will be devoting approximately 60 hours a week of his time to our operations. We currently have no other employees, other than our officers and directors. We intend to hire additional employees on an as needed basis.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, can be viewed and printed from the investor information section of our website at www.sinopayments.com, as soon as reasonably practicable after filing with the SEC. Certain materials relating to our corporate governance, including our senior financial officers’ code of ethics, are also available in the investor relations section of our website.

The information on the websites listed above, is not and should not be considered part of this Report on Form 10-K and is not incorporated by reference in this document. These websites are, and are only intended to be, inactive textual references.

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

ITEM 1A.

RISK FACTORS

Risks Relating to Our Business

Unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise, could expose us to liability and protracted and costly litigation.

Our computer systems could be subject to penetration by hackers and we may be subject to liability, including claims for unauthorized purchases with misappropriated bank card information, impersonation or other similar fraud claims. We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes.

We are subject to the business cycles and credit risk of our merchants, which could negatively impact our financial results.

A recessionary economic environment could have a negative impact on our merchants, which could, in turn, negatively impact our financial results, particularly if the recessionary environment disproportionately affects some of the market segments that represent a larger portion of our bank card processing volume, like restaurants. If our merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenue. In addition, we have a certain amount of fixed and semi-fixed costs, including rent, processing contractual minimums and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.

The payment processing industry is highly competitive and we compete with certain firms that are larger and that have greater financial resources.

Such competition could increase, which would adversely influence our prices to merchants, and as a result, our operating margins. The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small- and medium-size merchant processing sector.

We have potential liability for fraudulent bank card transactions initiated by merchants.

Merchant fraud occurs when a merchant knowingly uses a stolen or counterfeit bank card or card number to record a false sales transaction, processes an invalid bank card or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. We are working to establish systems and procedures designed to detect and reduce the impact of merchant fraud, but we cannot assure you that these measures are or will be effective. Failure to effectively manage risk and prevent fraud could increase our liability, such liability could have an adverse effect on our operating results and financial condition.

Current or future bank card network rules and practices could adversely affect our business.

The rules of the bank card networks are set by their boards, which may be strongly influenced by member banks, in some cases by the card issuers and some of those banks and issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their membership in the network, to alter the networks’ rules or policies to the detriment of non-members like us. The bank card networks or issuers who maintain our registrations or arrangements or the current bank card network or issuer rules allowing us to market and provide payment processing services may not remain in effect. The termination of our registration or our status as an Independent Sales Organization or Member Service Provider, or any changes in card network or issuer rules that limit our ability to provide payment processing services, could have an adverse effect on our bank card processing volumes, revenues or operating costs. In addition, if we were precluded from processing Visa and MasterCard bank card transactions, we would lose substantially all of our revenues.

Our systems and our third-party providers’ systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

We will depend on the efficient and uninterrupted operation of our computer network systems, software, data center and telecommunications networks, as well as the systems of third parties. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in:

•

loss of revenues;

•

loss of merchants, although our contracts with merchants do not expressly provide a right to terminate for business interruptions;

•

loss of merchant and cardholder data;

•

harm to our business or reputation;

•

exposure to fraud losses or other liabilities;

•

negative publicity;

•

additional operating and development costs; and/or

•

diversion of technical and other resources.

If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.

We are dependent upon the ability and experience of a number of our key personnel who have substantial experience with our operations, the rapidly changing payment processing industry and the selected markets in which we offer our services. It is possible that the loss of the services of one or a combination of our senior executives or key managers, particularly Matthew Mecke, our Chief Executive Officer, would have an adverse effect on our operations. Our success also depends on our ability to continue to attract, manage and retain other qualified middle management and technical and clerical personnel as we grow. We may not continue to attract or retain such personnel.

Governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to effectively provide our services to merchants.

Governmental bodies in the United States and China, have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and safeguarding, non-public personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information.

Our operating results are subject to seasonality, which could result in fluctuations in our quarterly net income.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically our revenues have been strongest in our second and third quarters, and weakest in our first quarter.

We may need to raise additional funds to finance our future capital needs, which may prevent us from growing our business.

We may need to raise additional funds to finance our future capital needs including completing the developing new products and technology, and operating expenses. We may need additional financing earlier than we anticipate if we:

•

expand faster than our internally generated cash flow can support;

•

purchase portfolio equity (the portion of our commissions that we have committed to our sales force for as long as the merchant processes with us, which we may buy out at an agreed multiple) from a large number of Relationship Managers or sales managers;

•

add new merchant accounts faster than expected;

•

need to reduce pricing in response to competition;

•

repurchase our common stock; or

•

acquire complementary products, businesses or technologies.

If we raise additional funds through the sale of equity securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities that have rights, preferences and privileges senior to our common stock. We may be unable to raise additional funds on terms favorable to us or at all. If financing is not available or is not available on acceptable terms, we may be unable to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

Risks Relating to the Common Stock

The Company’s stock price may be volatile.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company’s control, including the following:

•

technological innovations or new products and services by the Company or its competitors;

•

additions or departures of key personnel;

•

limited “public float” following the Reorganization , in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

•

the Company’s ability to execute its business plan;

•

operating results that fall below expectations;

•

loss of any strategic relationship;

•

industry developments;

•

economic and other external factors; and

•

period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

There is currently no liquid trading market for the Company’s common stock and the Company cannot ensure that one will ever develop or be sustained.

The Company’s common stock is currently approved for quotation on the OTC Bulletin Board trading under the symbol SNPY.OB. However, there is limited trading activity and not currently a liquid trading market. There is no assurance as to when or whether a liquid trading market will develop, and if such a market does develop, there is no assurance that it will be maintained. Furthermore, for companies whose securities are quoted on the Over-The-Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the “OTCBB”), it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital. As a result, purchasers of the Company’s common stock may have difficulty selling their shares in the public market, and the market price may be subject to significant volatility.

Offers or availability for sale of a substantial number of shares of the Company’s common stock may cause the price of the Company’s common stock to decline or could affect the Company’s ability to raise additional working capital.

If the Company’s current stockholders seek to sell substantial amounts of common stock in the public market either upon expiration of any required holding period under Rule 144 or pursuant to an effective registration statement, it could create a circumstance commonly referred to as “overhang,” in anticipation of which the market price of the Company’s common stock could fall substantially. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for the Company to raise additional financing in the future through sale of securities at a time and price that the Company deems acceptable.

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s common stock is currently subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

The elimination of monetary liability against the Company’s directors, officers and employees under Nevada law and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

The Company’s certificate of incorporation does not contain any specific provisions that eliminate the liability of directors for monetary damages to the Company and the Company’s stockholders; however, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. The Company may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate. Our offices are currently located at Unit T25, GF Bangkok Bank Building, 18 Bonham Strand West, Sheung Wan, Hong Kong and our telephone number is (852) 8121 4220. As of the date of this filing, we have not sought to move or change our office site.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2009.

PART II

ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since October 29, 2008 originally we traded under the symbol “CHIJ.OB.” On December 16, 2008, we began trading under our current symbol of “SNPY.OB.” Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

2009 Fiscal Year	High Bid	Low Bid
Fourth Quarter: 6/1/09 to 8/31/09	$0.17	$0.02
Third Quarter: 3/1/09 to 5/31/09	$0.14	$0.05
Second Quarter: 12/1/08 to 2/29/09	$00.13	$0.05
First Quarter: 9/30/08 to 11/30/2008	$0.00	$0.00

Information for the periods referenced above has been furnished by the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

We have never declared or paid any cash dividends on our common stock nor do we intend to do so in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, any applicable contractual restrictions and such other factors as our board of directors deems relevant.

Our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Holders

As of August 31, 2009, there were 38 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

On July 24, 2009, our Board of Directors authorized the 2009 Stock Incentive Plan (the "2009 Plan") pursuant to which we set aside 10,000,000 shares of our common stock. Our Board of Directors adopted the 2009 Plan to permit us to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been, are or likely to be, important to our success an opportunity to acquire a proprietary interest in the Company. We believe that the types of long-term incentive awards that may be provided under the 2009 Plan will enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our businesses.

Recent Sales of Unregistered Securities

None, other than those set forth in the Form 8-Ks filed during the year ended August 31, 2009, those set forth elsewhere in this Report, and those filed on Form 8-Ks subsequent to August 31, 2009 and through the date of this Report.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Special cautionary statement concerning forward-looking statements” and “Risk factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

Balance Sheet

As at August 31, 2009, the Company had total assets of $777 compared with total assets of $5,968 as at August 31, 2008. The decrease in total assets is attributed to use of the cash during the fiscal year as the Company obtained minimal financing from debt and equity to support its day-to-day operations.

The Company had total liabilities of $93,113 as at August 31, 2009 compared with $nil as at August 31, 2008. The increase in liabilities is attributed to increases in accounts payable and accrued liabilities of $68,353 due to the Company’s lack of sufficient cash flow to settle outstanding obligations as they became due, $20,710 of amounts owing to related parties for financing of operating expenditures during the period, and $4,050 of convertible notes comprised of proceeds of $7,200 less beneficial conversion of $3,600, of which $450 was accreted as at August 31, 2009.

During the year ended August 31, 2009, the Company did issue 4,634,646 common shares including 1,580,200 common shares with a fair value of $149,614 in exchange for services, and 3,053,646 common shares with a fair value of $296,656 for salaries payable during fiscal 2009incurred by the Company. For the year ended August 31, 2009, the Company incurred a net loss of $548,174 compared with $64,592 for the year ended December 31, 2008.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses

During the year ended August 31, 2009, the Company incurred operating expenses totaling $547,983 compared with $63,475 for the year ended August 31, 2008. The increase in operating expenses is attributed to stock-based compensation of $446,270 for services and debt settled by the issuance of common shares.

Net Loss

During the year ended August 31, 2009, the Company incurred a net loss of $548,174 compared with a net loss of $64,592 for the year ended August 31, 2008. The increase in net loss is attributed to stock-based compensation of $446,270 for services and debt settled by the issuance of common shares.

Liquidity and Capital Resources

As at August 31, 2009, the Company had a cash balance of $7 and a working capital deficit of $93,106 compared with a cash balance and working capital surplus of $5,198 at August 31, 2008. The increase in working capital deficit is attributed to the operating expenditures incurred during the year and the lack of sufficient cash financing by the Company to settle the obligations incurred.

Cashflow from Operating Activities

During the year ended August 31, 2009, the Company used $33,101 of cash flow for operating activities compared with $65,466 for the year ended August 31, 2008. The decrease in the cash flow used for operating activities is attributed to the fact that the majority of the costs incurred for services were settled by the issuance of common shares rather than by cash payments.

Cashflow from Investing Activity

During the years ended August 31, 2009 and 2008, the Company did not have any investing activities.

Cashflow from Financing Activities

During the year ended August 31, 2009, the Company was provided $27,910 of cash flow from financing sources compared with $50,668 for the year ended August 31, 2008. The decrease in the proceeds from financing activities were mainly attributed to the fact that the Company received $81,000 in cash financing from issuance of common shares and repaid $30,332 in related party debts in prior year, whereas in the current year, the Company received $20,710 from related parties and $7,200 of convertible notes from a third-party investor.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Financial Statements

August 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS

SINO PAYMENTS, INC.

(DEVELOPMENT STAGE COMPANY)

Sheung Wan, Hong Kong

We have audited the accompanying balance sheets of Sino Payments Inc.(a development stage company) as of August 31, 2009 and 2008 and the related statement of expenses, stockholders' equity(deficit), and cash flows for the years ended August 31, 2009 and 2008, and for the period from inception (June 26, 2007) through August 31, 2009. These financial statements are the responsibility of Sino Payments Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Payments Inc as of August 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended August 31, 2009 and 2008 and the period from inception through August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Sino Payments Inc will continue as a going concern. As discussed in Note 1 to the financial statements, Sino Payments Inc has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ MALONE & BAILEY, P.C.

MALONE & BAILEY, P.C.

WWW.MALONE-BAILEY.COM

HOUSTON, TX

December 14, 2009

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	August 31, 2009 $	August 30, 2008 $
ASSETS

Current Assets

Cash	7	5,198

Total Current Assets	7	5,198

Other assets	770	770

Total Assets	777	5,968

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	13,657	–
Accrued liabilities	54,696	–
Due to related party (Note 4)	20,710	–
Convertible notes payable (Note 3)	4,050	–

Total Liabilities	93,113	–

Stockholders’ Equity (Deficit)

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 48,494,646 and 43,860,000 shares issued and outstanding, respectively	485	438

Additional paid-in capital	530,515	80,692

Deficit accumulated during the development stage	(623,336)	(75,162)

Total Stockholders’ Equity (Deficit)	(92,336)	5,968

Total Liabilities and Stockholders’ Equity (Deficit)	777	5,968

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Statements of Expenses

(Expressed in U.S. dollars)

	For the Year Ended	For the Year Ended	Accumulated from June 26, 2007 (Date of Inception)
	August 31,	August 31,	to August 31,
	2009	2008	2009
	$	$	$

Operating Expenses

General and administrative	547,983	63,475	621,924

Total Operating Expenses	547,983	63,475	621,924

Other Expense

Interest expense	191	1,117	1,412

Net loss	(548,174)	(64,592)	(623,336)

Net loss per share, basic and diluted	(0.01)	–

Weighted average number of shares outstanding	44,146,930	39,399,450

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

	For the Year Ended August 31, 2009 $	For the Year Ended August 31, 2008 $	Accumulated from June 26, 2007 (Date of Inception) to August 31, 2009 $

Operating Activities

Net loss for the period	(548,174)	(64,592)	(623,336)

Adjustments to reconcile net loss to net cash used In operating activities:
Accretion expense	450	–	450
Shares issued for services	446,270	–	446,270

Changes in operating assets and liabilities:
Other assets	–	(770)	(770)
Accounts payable and accrued liabilities	68,353	(104)	68,353

Net cash used in operating activities	(33,101)	(65,466)	(109,033)

Financing Activities

Proceeds from issuance of common stock	–	81,000	81,130
Proceeds from convertible note	7,200	–	7,200
Proceeds from related parties	20,710	5,000	56,042
Repayments to related parties	–	(35,332)	(35,332)

Net cash provided by financing activities	27,910	50,668	109,040

Increase (Decrease) in cash	(5,191)	(14,798)	7

Cash, beginning of period	5,198	19,996	–

Cash, end of period	7	5,198	7

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash investing and financing activities:

Beneficial conversion expense of convertible notes	3,600	–	3,600

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

From June 26, 2007 (Date of Inception) to August 31, 2009

(Expressed in US dollars)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – June 26, 2007 (Date of Inception)	–	–	–	–

Shares for cash at $0.000003 per share	39,000,000	390	(260)	–	130

Net loss for the period	–	–	–	(10,570)	(10,570)

Balance – August 31, 2007	39,000,000	390	(260)	(10,570)	(10,440)

Shares for cash at $0.0167 per share	4,860,000	48	80,952		81,000

Net loss for the year				(64,592)	(64,592)

Balance – August 31, 2008	43,860,000	438	80,692	(75,162)	5,968

Shares for services	4,634,646	47	446,223		446,270

Beneficial conversion on notes payable			3,600		3,600

Net loss for the year	–	–	–	(548,174)	(548,174)
	–	–
Balance – August 31, 2009	48,494,646	485	530,515	(623,336)	(92,336)

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

August 31, 2009

1.

Nature of Operations and Continuance of Business

Sino Payments Inc. (the “Company”) was incorporated in the State of Nevada on June 26, 2007. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is to provide credit and debit card processing services to multinational retailers in Asia.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2009, the Company has not generated revenues, has a working capital deficiency of $93,106, and has accumulated losses totaling $623,336 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company currently has no significant revenues and must rely on the debt and/or equity financing to fund operations. The Company will require significant additional financings in order to pursue exploration of any properties acquired. There is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year end is August 31.

b)

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

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

August 31, 2009

2.

Summary of Significant Accounting Policies (continued)

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)

Financial Instruments

SFAS No. 157, “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, and amounts due to related parties. Pursuant to SFAS No. 157, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

e)

Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" (“SFAS No. 128”). SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

August 31, 2009

2.

Summary of Significant Accounting Policies (continued)

f)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)

Foreign Currency Translation

Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income.

h)

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

i)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FAS No. 165 “Subsequent Events” (“FAS 165”). FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non-recognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

August 31, 2009

2.

Summary of Significant Accounting Policies (continued)

j)

Recent Accounting Pronouncements (continued)

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

k)

Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

3.

Convertible Note Payable

In July 2009, the Company issued $7,200 of convertible promissory notes to a third-party for services rendered. Under the terms of the note agreement, the amount is unsecured, non-interest bearing, due on demand, and convertible into common shares of the Company at $0.04 per common share at the discretion of the note holder commencing from the issuance date. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, there was a beneficial conversion feature in the note which resulted in a discount on the convertible notes of $3,600 that was recorded against the note payable and a corresponding credit to additional paid-in capital. As at September 30, 2009, the Company has recognized accretion expense of $450, which increased the carrying value of the promissory note to $4,050.

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

August 31, 2009

4.

Related Party Transactions

a)

As at August 31, 2009, the Company owes $13,214 (2008 - $830) to the President of the Company for payment of general operating expenditures. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at August 31, 2009, the Company owes $120 (2008 - $nil) to a Director of the Company for payment of general operating expenditures. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)

As at August 31, 2009, the Company owes $7,376 (2008 - $7,376) to a shareholder of the Company for payment of general expenditures. The amounts owing are unsecured, due interest at 4% per annum, and due on demand.

5.

Common Shares

a)

On August 18, 2009, the Company issued 1,087,780 common shares for compensation expense with a fair value of $119,656.

b)

On August 18, 2009, the Company issued 369,800 common shares with a fair value of $40,678 for consulting services.

c)

On August 4, 2009, the Company issued 1,966,666 common shares with a fair value of $177,000 for services.

d)

On August 4, 2009, the Company issued 1,210,400 common shares with a fair value of $108,936 for management services.

e)

On March 9, 2009, the Board of Directors approved a stock dividend of two common shares for each outstanding common share of the Company for all shareholders on record as of March 23, 2009. The effects of the stock dividend have been accounted for as a stock split and have been applied retroactively since the Company’s inception. The effect of the stock dividend increased the issued and outstanding common shares from 14,620,000 common shares to 43,860,000 common shares.

f)

On August 1, 2008, the Company issued 4,860,000 split-adjusted common shares for proceeds of $81,000.

6.

Commitment

In June 2008, the Company entered into a rental agreement for office space at the Company’s new official address: 212-214 Des Voeux Road Central, Des Voeux Commercial Building, 12th Floor, Sheng Wan, Hong Kong for a period of 2 years from July 2008 through June 2010. Monthly rental payments total HK$3,000 (US$389) per month. The Company paid 2 months security deposit upon the execution of the lease. For the year ended August 31, 2010, the Company is committed to minimum payments of HK$30,000 (US$3,890).

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

August 31, 2009

7. Income Taxes

The Company has $356,755 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2025. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended August 31, 2009 and 2008 as a result of the following:

	August 31, 2009 $	August 30, 2008 $

Net loss before taxes	(548,174)	(64,592)
Statutory rate	34%	34%

Expected tax recovery	(186,400)	(21,800)
Non-deductible expenses	90,500	–
Change in valuation allowance	95,900	21,800

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at August 31, 2009 and 2008, after applying enacted corporate income tax rates, are as follows:

	2009 $	2008 $

Net operating losses carried forward	121,400	25,500
Valuation allowance	(121,400)	(25,500)

Net deferred tax asset	–	–

The Company has incurred operating losses of $356,755 which, if unutilized, will expire through to 2029. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

Period Incurred	Net Loss $	Expiry Date

2007	10,571	2027
2008	64,592	2028
2009	281,592	2029

	356,755

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

August 31, 2009

8.

Subsequent Events

a)

On October 20, 2009, the Company issued 50,000 share purchase warrants in exchange for services rendered. Under the terms of the warrants, each warrant allows the warrant holder to purchase one common share of the Company at $0.075 per share for a period of two years from the issuance date.

b)

On November 13, 2009, the Company issued a convertible promissory note for $12,951, comprising of conversion of $7,200 of convertible promissory note as disclosed in Note 3, and subsequent payments of $5,751. The convertible promissory note is unsecured, due interest at 10% per annum, and matures on November 11, 2011. The convertible promissory note is convertible into common shares of the Company, including accrued interest, at $0.05 per common share.

c)

On November 13, 2009, the Company issued a convertible promissory note for $3,300, comprising of amounts owing to the Company’s President as of August 31, 2009. The convertible promissory note is unsecured, due interest at 10% per annum, and matures on November 11, 2011. The convertible promissory note is convertible into common shares of the Company, including accrued interest, at $0.05 per common share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an assessment, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of August 31, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We do not have an Audit Committee or a financial expert on our Board of Directors – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of three members, including two independent members.  All members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.

2.

We did not maintain appropriate cash controls – As of August 31, 2009, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to perform monthly bank reconciliations. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts during the year ended August 31, 2009 and that the Company’s quarterly and year-end financial statements and audit working papers and supporting documents were prepared and reviewed by an independent accounting firm prior to submission to our external auditors, which mitigated the risk of misappropriation of cash.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Malone & Bailey LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of August 31, 2009.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2010.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Changes In Internal Control and Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2009 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Mathew Mecke	40	Director, Chief Executive Officer & President
Anthony Robinson	44	Director
Paul Manning	43	Director, Secretary & Treasurer

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Biographical Information Regarding Officers and Directors

Matthew Mecke. Prior to his appointment as Chairman and CEO of Sino Payments Matthew Mecke was a member of the board of directors of Sino Fibre Communications, Inc. (OTCBB: SFBE) based in China and Hong Kong starting in January 2006. Mr. Mecke also served as president, principal executive officer of Sino Fibre Communications from January 2006 to October 2007 and as chairman of board of directors from January 2006 to December 2007. From October 2003 to January 2006, Mr. Mecke was a founder, vice chairman, president, and CEO of Asia Payment Systems (OTCBB: APYM). From October 1998 to July 1999, Mr. Mecke was a co-founder and served as Senior Vice President, Systems and Product Development for First Ecom.com (NASD: FECC), an international e-commerce payment gateway pioneer based in Hong Kong which linked e-commerce merchants with offshore back-end transaction processing systems. From April 1994 to July 1998, Mr. Mecke was an employee of First Data Corp. (formerly NYSE: FDC) in the United States and Hong Kong. Mr. Mecke was responsible for middle management of retail card system operations. In the late 1990s, Mr. Mecke was a management executive of First Data Asia in Hong Kong, where his responsibilities included strategic planning, new business development, e-commerce applications and pricing.

Anthony Robinson. As of November 2008, Anthony Robinson has been the Managing Director of BiField Business Resources, Ltd., a Business Development Boutique focusing on developing local strategy for foreign companies entering China, and trading and sourcing of raw materials. Anthony works closely with foreign multinationals which are entering the China market, as well as Hedge Funds and investment companies trading with China's industrial and financial core. In February 2004, Anthony established BiField Business Resources, Ltd. in Hong Kong to reflect the company’s China-focus. It has a representative office in Shanghai. From April 2003 to January 2004, Anthony was the New Business Development manager of China Strategic, Ltd., another Hong Kong-based consulting company, and was stationed in Shanghai.

Paul F. Manning. Since June 26, 2007, Mr. Manning has been our president, chief executive officer, secretary/treasurer, chief financial officer, principal accounting officer and the sole member of the board of directors. From March 2002 to June 2007, Mr. Manning was project manager and card services consultant for Cardtrend International Inc. formerly Asia Payment Systems, Inc., a corporation that files reports with the SEC pursuant to section 13 of the Securities Exchange Act of 1934 and is traded on the Pink Sheets under the symbol CDTR. During Mr. Manning’s employment at Cardtrend, Cardtrend was engaged in the business of implementing a credit card transaction operation in China. Other than our board of directors, Mr. Manning has not been a member of the board of directors of any corporations during the last five years. Mr. Manning holds the degree of Bachelor of Science in mathematics and economics from the University of Rhode Island. Mr. Manning was granted his degree in Applied Mathematics and Applied Economics.

 Compliance With Section 16(a) Of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2008 all such filing requirements applicable to our officers and directors were complied with,

Audit Committee.

The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Mr. Matthew Mecke is the board of director’s financial expert to be considered upon the formation of the audit committee.

Compensation Committee.

The Company intends to establish a compensation committee of the Board of Directors. The compensation committee would review and approve the Company’s salary and benefits policies, including compensation of executive officers.

Code of Ethics

We adopted a code of ethics as of May 31, 2009. This policy will serve as guidelines in helping employee to conduct our business in accordance with our values. Compliance requires meeting the spirit, as well as the literal meaning, of the law, the policies and the Values. It is expected that employee will use common sense, good judgment, high ethical standards and integrity in all their business dealings.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

During the last five (5) years, none of our directors or officers has:

(1)

had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(3)

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and   the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires the Company’s directors and certain executive officers and certain other beneficial owners of the Company’s common stock to periodically file notices of changes in beneficial ownership of common stock with the Securities and Exchange Commission. To the best of the Company’s knowledge, based solely on copies of such reports received by it, and the written representations of its officers and directors, the Company believes that for 2009 all required filings were timely filed by each of its current directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Compensation of Officers

Option award compensation is the fair value for stock options vested during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. The actual value received by the executives may differ materially and adversely from that estimated. A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the most recent three years is as follows:

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Other Incentive Compensation	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Matthew Mecke (1) Chief Executive Officer and President	2009 2008	$32,000 0	0 0	0 0	0 0	0 0	0 0	0 0	$32,000 0

(1)

Mr. Mecke is the Chief Executive Officer, President, Treasurer and Secretary of the Company receives $4,000 per month which is converted into shares of the Company's common stock, such conversion was at a rate of $0.04 per share for a total of 800,000 shares issued to Mr. Mecke for the fiscal year end August 31, 2009.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

GRANTS OF PLAN BASED AWARDS

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Payouts Under Equity Incentive Plan Awards
Name		Grant Date		Threshold ($)		Target ($)		Maximum ($)		Threshold (#)		Target (#)		Maximum (#)		All Other Stock Awards; Number of Shares of Stock or Units (#)		All Other Option Awards; Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards
-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	--	-	-	-	-	-	-

There were no other stock based awards under the 2009 Stock Incentive Plan.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of August 31, 2009.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Matthew Mecke CEO & President	—	—	—	$—	—	—	—	—	—
Anthony Robinson Director	—	—	—	$—	—	—	—	—	—
Paul Manning Director	—	—	—	$—	—	—	—	—	—

OPTION EXERCISES AND STOCK VESTED

There were no options exercised or stock vested during the year ended August 31, 2009.

PENSION BENEFITS AND NONQUALIFIED DEFERRED COMPENSATION

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

DIRECTOR COMPENSATION

Cash Compensation

Directors receive $12,312 compensation per annum for their participation as members of the Company's Board of Directors.

Director Compensation

The following table shows the overall compensation earned for the 2009 fiscal year with respect to each person who was a director as of August 31, 2009.

DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Matthew Mecke Director	$0	0	$0	—	—		$0

Anthony Robinson	$8,206	—	$-	—	—		$8,206
Director

Paul Manning	$8,206	—	$-	—	—		$8,206
Director

(1)

Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Report.

(2)

Excludes awards or earnings reported in preceding columns.

(3)

Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(4)

Mr. Robinson is a member of the Company’s Board of Directors and received compensation in the amount of $1,026 per month which is converted into shares of the Company's common stock, such conversion was at a rate of $0.04 per share for a total of 205,200 shares issued to Mr. Robinson for the fiscal year end August 31, 2009.

(5)

Mr. Manning is a member of the Company’s Board of Directors and received compensation in the amount of $1,026 per month which is converted into shares of the Company's common stock, such conversion was at a rate of $0.04 per share for a total of 205,200 shares issued to Mr. Manning for the fiscal year end August 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 31, 2009: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of August 31, 2009 there were 48,494,666 shares of our common stock outstanding:

	Common Stock
Name and Address of Beneficial Owner	Beneficial Ownership (1)	Percent of Class(1)

Directors and Named Executive Officers
Matthew Mecke (2)	800,000	1.75%
Anthony Robinson (2)	205,200	*
Paul Manning (2)	205,200	*
Officers and Directors as a Group (3 Persons)	1,210,400	2.64%

Other Beneficial Owners
Kellwood Group Limited(3)	16,960,000	37.11%
China Wave Limited(4)	3,154,000	6.9%
Total (2)	20,114,000	44.01%

* Indicates less than 1%.

 (1) Applicable percentage of ownership is based on 45,694,646 shares of common stock outstanding on August 31, 2009. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of August 31, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of August 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

(2) Address of the referenced individual is c/o Sino Payments, Inc. Unit T25, GF Bangkok Bank Building, 18 Bonham Strand West, Sheung Wan, Hong Kong.

(3) Mr. David Fiddes holds investment and voting control over the shares beneficially owned by Kellwood Group Limited.

(4) Ms. Xia Jin Ping holds investment and voting control over the shares beneficially owned by China Wave Limited.

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended August 31, 2009 and 2008, we engaged Malone & Bailey, PC, as our independent auditors. For the years ended August 31, 2009 and 2008, we incurred fees as discussed below.

	Fiscal year ended August 31, 2009	Period from inception to August 31, 2008
Audit Fees	$12,000	$12,000
Audit Related Fees	0.00	0.00
Tax Fees	0.00	0.00
All Other Fees	0.00	0.00
Total	$12,000	$12,000

Item 15. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the Commission on November 19, 2007.

3.2	Bylaws, incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the Commission on November 19, 2007.

10.1	Memorandum of Understanding between the Company and BCS Holdings, Inc. as filed with the Commission on June 4, 2009, as part of the Company's current report on Form 8-K.

10.2	Services Agreement between the Company and powerE2E China as filed with the Commission on June 4, 2009 as part of the Company's current report on Form 8-K.

10.3	Pay Sourcing Agreement between the Company and PAY.ON Asia, Ltd. as filed with the Commission on September 29, 2009, as part of the Company's current report on Form 8-K.

10.4	Resellers Agreement between the Company and eNETS Hong Kong, Ltd. as filed with the Commission on September 10, 2009, as part of the Company's current report on Form 8-K.

10.5	2009 Stock Incentive Plan as filed with the Commission on August 5, 2009, as part of the Company's Registration Statement on Form S-8.

14	Code of ethics, dated July 20, 2009, as filed with the Commission on July 20, 2009, as part of the Company's Form 10-Q.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the December 15, 2009.

Sino Payments, Inc. a Nevada Corporation
By:
/s/ Matthew Mecke
Matthew Mecke Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Ethos Environmental, Inc. and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Matthew Mecke	Chief Executive Officer and Chairman of the Board	December 15, 2009
Matthew Mecke

/s/ Matthew Mecke	Director	December 15, 2009
Anthony Robinson

/s/ Matthew Mecke	Director	December 15, 2009
Paul Manning