Form 10-Q
period 2009-11-30
SINO PAYMENTS, INC.
filed 2010-01-19
CIK 1417664

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: November 30, 2009

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

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Avenue, Suite 201

San Diego, CA 9210 3

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Issuer’s revenues for its most recent fiscal year: Nil

As of January 18, 2009, there were 51,710,821 shares of the registrant’s Common Stock outstanding.

SINO PAYMENTS, INC.

Report on Form 10-Q

PART I - FINANCIAL INFORMATION

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Financial Statements

(unaudited)

November 30, 2009

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Balance Sheets

(unaudited)

	November 30, 2009 $	August 31, 2009 $

ASSETS

Current Assets

Cash	142	7

Total Current Assets	142	7

Other assets	770	770

Total Assets	912	777

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	17,198	13,657
Accrued liabilities	86,205	54,696
Due to related party	18,446	20,710
Convertible notes payable	10,500	4,050
Promissory note payable	12,203	–

Total Liabilities	144,552	93,113

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 47,624,646 and 48,494,646 shares issued and outstanding, respectively	476	485

Additional paid-in capital	543,462	530,515

Deficit accumulated during the development stage	(687,578)	(623,336)

Total Stockholders’ Deficit	(143,640)	(92,336)

Total Liabilities and Stockholders’ Deficit	912	777

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Statements of Expenses

(unaudited)

	For the Three Months Ended	For the Three Months Ended	Accumulated from June 26, 2007 (Date of Inception)
	November 30,	November 30,	to November 30,
	2009	2008	2009
	$	$	$
Operating Expenses

General and administrative	61,556	4,865	683,480

Total Operating Expenses	61,556	4,865	683,480

Other Expense

Interest expense	186	7	1,598
Loss on settlement of debt	2,500	–	2,500

Net loss	(64.242)	(4,872)	(687,578)

Net loss per share, basic and diluted	–	–

Weighted average number of shares outstanding	44,126,257	14,620,000

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the Three Months Ended November 30, 2009 $	For the Three Months Ended November 30, 2008 $	Accumulated from June 26, 2007 (Date of Inception) to November 30, 2009 $

Operating Activities

Net loss for the period	(64,242)	(4,872)	(687,578)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	3,150	–	3,600
Loss on settlement of debt	2,500	–	2,500
Shares issued for services	7,500	–	453,770
Warrants issued for services	2,938	–	2,938

Changes in operating assets and liabilities:
Other assets	–	(962)	(770)
Accounts payable and accrued liabilities	35,050	962	103,403

Net cash used in operating activities	(13,104)	(4,872)	(122,137)

Financing Activities

Proceeds from issuance of common stock	–	–	81,130
Proceeds from convertible notes payable	–	–	7,200
Proceeds from promissory note payable	12,203	–	12,203
Proceeds from related parties, net	1,036	–	21,746

Net cash provided by financing activities	13,239	–	122,279

Increase (Decrease) in cash	135	(4,872)	142

Cash, beginning of period	7	5,198	–

Cash, end of period	142	326	142

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash investing and financing activities:

Beneficial conversion expense of convertible notes	3,150	–	3,600

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2009

(unaudited)

1.

Nature of Operations and Continuance of Business

Sino Payments Inc. (the “Company”) was incorporated in the State of Nevada on June 26, 2007. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is to provide credit and debit card processing services to multinational retailers in Asia.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2009, the Company has not generated revenues, has a working capital deficiency of $144,410, and has accumulated losses totaling $687,578 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2009

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

e)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)

Foreign Currency Translation

Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income. Foreign currency transactions are primarily undertaken in Hong Kong dollars.

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2009

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

i)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

j)

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements. Refer to Note 6.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Notes Payable

a)

In July 2009, the Company issued $7,200 of convertible promissory notes to a third-party company for services rendered. Under the terms of the note agreement, the amount is unsecured, non-interest bearing, due on demand, and convertible into common shares of the Company at $0.04 per common share at the discretion of the note holder commencing from the issuance date. In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $3,600 that was recorded against the note payable and a corresponding credit to additional paid-in capital. As at November 30, 2009, the Company has recognized accretion expense of $3,600, which increased the carrying value of the promissory note to $7,200. Refer to Note 6.

b)

On November 13, 2009, the Company issued a note payable of $12,203 to a third-party company for payment of expenditures on the Company’s behalf. Under the terms of the note payable, the amount is unsecured, due interest at 10% per annum, and is due on demand. As at November 30, 2009, accrued interest of $96 was recorded.

c)

On November 13, 2009, the Company converted $3,300 of amounts owing to the President of the Company into a convertible promissory note. Under the terms of the note agreement, the amount is unsecured, non-interest bearing, due on demand, and convertible into common shares of the Company at $0.05 per common share at the discretion of the note holder commencing from the issuance date. The Company evaluated the convertible note pursuant to ASC 815, Disclosures about Derivative Instruments and Hedging Activities, and determined that it did not qualify for derivative treatment. Refer to Note 6.

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2009

(unaudited)

4.

Related Party Transactions

a)

As at November 30, 2009, the Company owes $9,609 (August 31, 2009 - $13,214) to the President of the Company for payment of general operating expenditures. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at November 30, 2009, the Company owes $1,461 (August 31, 2009 - $120) to a Director of the Company for payment of general operating expenditures. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)

As at November 30, 2009, the Company owes $7,376 (August 31, 2009 - $7,376) to a shareholder of the Company for payment of general expenditures. The amounts owing are unsecured, due interest at 4% per annum, and due on demand.

d)

Refer to Note 3(c).

Imputed interest on the notes is not considered to be material.

5.

Share Purchase Warrants

On October 20, 2009, the Company issued 50,000 share purchase warrants to a third-party company. Each warrant grants the warrant holder the option to purchase one additional common share of the Company at $0.075 per common share for a period of three years from the date of issuance. The Company valued the share purchase warrants using the Black-Scholes Option Pricing model with the assumptions of useful life of three years, volatility of 271%, and a risk free rate of 1.44%.

During the three months ended November 30, 2009, the Company issued the following share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – August 31, 2009	–	–
Granted	50,000	$0.075
Balance – November 30, 2009 (unaudited)	50,000	$0.075	2.90	–

As at September 30, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
50,000	$0.075	October 20, 2011

50,000

6.

Subsequent Events

a)

On December 4, 2009, the Company converted the convertible promissory note issued to the President of the Company referred to in Note 3(c) totalling $3,300 plus $28 in accrued interest into 66,550 common shares of the Company, converted at a rate of $0.05 per common share.

b)

On December 14, 2009, the Company converted $7,200 of convertible promissory notes referred to in Note 3(a), $12,403 of notes payable referred to in Note 3(b), and a further cash contribution of $4,000 in addition to accrued interest of $195 into 471,961 common shares of the Company, converted at a rate of $0.05 per common share.

c)

In December 2009, the Company issued 4,086,175 common shares to settle accrued compensation expense to management and consultants, and amounts owing to related parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Use of Terms

Except as otherwise indicated by the context, references in this report to “Company,” “SNPY,” “we,” “us” and “our” are references to Sino Payments, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Description of Business

We were incorporated in the State of Nevada on June 26, 2007. On November 26, 2008, China Soaring Inc. effected a name change to Sino Payments, Inc. Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of all quarterly and annual reports and we have made significant steps to develop and further our business plan, including creating our Global Processing Platform (“SinoPay GPP”) and establishing our website ww.sinopayments.com. We are a credit card processing and merchant acquiring services company that provides credit card clearing services to merchants and financial institutions in China. Sino Payments’ objective is to be a provider of IP (Internet Protocol) processing services in Asia to bankcard accepting merchants.

The Chinese market for credit cards, in terms of total credit card loans, is expected to grow over the next few years at a compounded annual rate of growth in of 88%, from US$300 million in 2003 through US$13.2 billion in 2009. Yet the transaction processing sector remains significantly underserved. Sino Payments will pursue merchants with large regional retail locations across Asia Pacific as potential customers of its’ IP and related credit card and debit card processing systems. No providers are currently dominant. Competitors are expected to include Chinese banks’ in-house solutions and their affiliated technical solution partners. Sino Payments expects to offer superior interoperability, a highly-efficient infrastructure and exceptional knowledge of the IP processing market throughout our SinoPay GPP platform, which when completed, will be fully-integratable, widely-deployed, and developed in conjunction with strategic partners. Sino Payments intends to deploy the most flexible and lowest-cost IP processing system in Asia with a focus on China, Hong Kong, Thailand, Philippines, Malaysia, Korea, and Japan.

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

On April 23, 2009 , we completed our Global Processing Platform (“SinoPay GPP”) and we have deploy ed this solution in Shanghai to provide IP credit and debit card processing services to  customers in China and to use the platform in basically its existing state for processing retail card at point of sale throughout Asia and elsewhere . This updated SinoPay GPP system will facilitate the processing of all credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and will be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. The SinoPay GPP can be deployed in any country to provide efficient IP processing of all credit card types and has been specifically designed for roll out around the region in Asia.

On April 29, 2009, we entered into a Service Agreement with PowerE2E China, a Chinese corporation (“PowerE2E”) to provide credit and debit card processing services in China. The agreement is for card processing services for PowerE2E’s clients as well as directly for PowerE2E transactions. The first project is for an ecommerce client site and PowerE2E and Sino Payments are working on additional joint business development opportunities to provide service to PowerE2E’s existing customer base. The SinoPay GPP system is being deployed on site at PowerE2E’s Headquarter location in Shanghai.

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

Offices

Our offices are currently located at Unit T25, GF Bangkok Bank Building, 18 Bonham Strand West, Sheung Wan , Hong Kong and our telephone number is (852) 8121 4220 .. This is the rental office that we maintain where we sublet desk space, telephone, office services and space for computer equipment. As of the date of this filing, we have not sought to move or change our office site.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED NOVEMBER 30, 2009 COMPARED TO THE PERIOD ENDED NOVEMBER 30, 2008.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended November 30, 2009 were $61,556 compared with $4,865 for the three months ended November 30, 2008. The increase of $56,691 was attributed to management fees of $18,000 for the President and directors of the Company, accretion expense of $3,150 relating to the beneficial conversion feature of the convertible note, increase in general and administrative costs of $23,133 relating to stock based compensation from issuance of share purchase warrants and for travel and operating costs incurred with travelling to secure agreements for the Company’s credit card processing platform, and an increase of $14,400 in professional fees relating to the increase in legal and accounting work relating to SEC filings.

Net loss for the three months ended November 30, 2009 were $64,242compared with $4,872 for the three months ended November 30, 2008 and included operating expenses of $61,556, loss on settlement of debt of $2,500, and interest expense on the promissory notes and convertible notes totaling $186.

Liquidity and Capital Resources

As at November 30, 2009, the Company’s cash balance was $142 compared to $7 as at August 31, 2009 and its total assets were $912 compared with $777as at August 31, 2009. The increase in total assets is attributed to contribution of funds from a promissory note, of which a significant portion was used to pay outstanding liabilities of the Company. As at November 30, 2009, the Company had total liabilities of $144,552 compared with total liabilities of $93,113 as at August 31, 2009. The increase in total liabilities was attributed to an increase of $18,653 in notes payable of which $3,150 was attributed to accretion expense of an existing convertible note, $12,403 of proceeds received from a third party for operations, and $3,300 of related party note payable that was converted from outstanding amounts owing to a related party in the prior period. Furthermore, overall accounts payable and accrued liabilities increased by $35,050 attributed to professional fees of $9,200 for audit, accounting, and legal services incurred during the Company’s August 31, 2009 audit engagement and relevant SEC filings, and an increase of $22,935 in accrued compensation to management and consultants for the development of the credit and debit processing systems.

As at November 30, 2009, the Company had a working capital deficit of $143,640 compared with a working capital deficit of $93,106 as at August 31, 2009. The increase in working capital deficit was attributed to the increase in accounts payable and accrued liabilities of $35,050 due to the lack of sufficient cash flow to pay its obligations and an increase of $18,653 in notes payable for financing of day-to-day obligations of the Company.

Cashflow from Operating Activities

During the three months ended November 30, 2009, the Company used $13,104 of cash for operating activities compared to the use of $4,872 of cash for operating activities during the three months ended November 30, 2008. The increase in cashflows used for operating activities is attributed to the fact that the Company obtained financing of $13,239 of net financing from third parties and related parties of which the majority was sent on payment of outstanding obligations for the Company’s day-to-day obligations compared with the same period in the prior year where the Company settled obligations with outstanding cash in the Company’s bank accounts.

Cashflow from Investing Activities

During the three months ended November 30, 2009 and 2008, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the three months ended November 30, 2009, the Company received $13,239 of cash from financing activities compared to $nil for the three months ended November 30, 2008. The increase in cashflows provided from financing activities is based on the fact that the Company received $12,203 of financing from a third-party and $1,036 from related parties to settle outstanding obligations of the Company during the day-to-day operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Critical Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation allowances on accounts receivable and inventory, valuation and amortization policies on property and equipment, and valuation allowances on deferred income tax losses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company will recognize revenue from the sale of its fuel reformulating products in accordance with ASC 605, Revenue Recognition. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recent Accounting Pronouncements

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009 and is not expected to have a material effect on the Company’s financial statements.

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

The Company carried out an assessment, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of November 30, 2009. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2009.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2009 and updated for November 30, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

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

2.

We did not maintain appropriate cash controls – As of November 30, 2009, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to perform monthly bank reconciliations. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts during the three months ended November 30, 2009 and that the Company’s quarterly and year-end financial statements and audit working papers and supporting documents were prepared and reviewed by an independent accounting firm prior to submission to our external auditors, which mitigated the risk of misappropriation of cash.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

M&K CPAS, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of November 30, 2009.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Issuance of Equity Securities in exchange for services:

On November 17, 2009 the Registrant issued 250,000 shares of its common stock as payment for services rendered. The shares were valued at $7,500, which represents the value of the services provided.

On December 7, 2009 the Registrant issued 2,650,000 shares of its common stock as payment for services rendered.

On December 7, 2009 the Registrant issued 120,000 shares of its common stock as payment for services rendered.

On December 10, 2009 the Registrant issued 584,286 shares of its common stock to Mathew Mecke representing 320,000 as payment for services rendered and 264,286 for reimbursement of expenses.

On December 10, 2009 the Registrant issued 111,298 shares of its common stock to Paul Manning representing 82,080 as payment for services rendered and 29,218 for reimbursement of expenses.

On December 10, 2009 the Registrant issued 82,080 shares of its restricted common stock as payment for monthly services rendered by Anthony Robinson.

2.

Convertible Securities:

On December 7, 2009, the Registrant issued 66,550 shares of its common stock to Mathew Mecke pursuant to the conversion of a Note, the principal and interest converted were valued at $3,327.50.

On December 7, 2009, the Registrant issued 471,961 shares of its common stock to Moon Gate Limited pursuant to the conversion of a Note, the principal and interest converted were valued at $23,598.03.

3.

Outstanding Warrants:

On October 20, 2009, the Company issued 50,000 share purchase warrants to a third-party company. Each warrant grants the warrant holder the option to purchase one additional common share of the Company at $0.075 per common share for a period of three years from the date of issuance.

4.

Sales of Equity Securities for Cash:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit
3.01	Articles of Incorporation(1)
3.01	Restated Articles of Incorporation(1)
3.03	Bylaws(1)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14(2)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14(2)
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(2)

_____________

(1)	Incorporated by reference to our Registration Statement filed with the SEC on November 19, 2007.
(2)	Filed herewith.

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

Dated: January 19, 2010

/s/ Matthew Mecke

By: Matthew Mecke

Its: President and CEO