Form 10-Q
period 2010-02-28
SINO PAYMENTS, INC.
filed 2010-04-19
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

____________

 X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-53537

SINO PAYMENTS, INC.

(Name of small business issuer in its charter)

Nevada	26-3767331
(State of incorporation)	(I.R.S. Employer Identification No.)

Unit T25, GF Bangkok Bank Building

18 Bonham Strand West, Sheung Wan, Hong Kong

(Address of principal executive offices)

1-631-458-1377

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Facsimile (619) 399-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X  . Yes          . No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       . Yes      X  .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer . Accelerated Filer .
Non-Accelerated Filer . Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       . Yes   X  .  No

As of February 28, 2010, there were 53,310,821 shares of the registrant’s $.00001 par value common stock issued and outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Financial Statements

(unaudited)

February 28, 2010

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Balance Sheets

(unaudited)

	February 28, 2010 $	August 31, 2009 $

ASSETS

Current Assets

Cash	22	7
Prepaid expenses	10,300	–

Total Current Assets	10,322	7

Other assets	770	770

Total Assets	11,092	777

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	32,346	13,657
Accrued liabilities	71,949	54,696
Due to related party	7,377	20,710
Convertible notes payable	–	4,050

Total Liabilities	111,672	93,113

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 53,310,821 and 48,494,646 shares issued and outstanding, respectively	533	485

Additional paid-in capital	717,736	530,515

Deficit accumulated during the development stage	(818,849)	(623,336)

Total Stockholders’ Deficit	(100,580)	(92,336)

Total Liabilities and Stockholders’ Deficit	11,092	777

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Statements of Expenses

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	Accumulated from June 26, 2007 (Date of Inception)
	February 28,	February 28,	February 28,	February 28,	to February 28,
	2010	2009	2010	2009	2010
	$	$	$	$	$

Operating Expenses

General and administrative	125,618	45,065	187,174	49,275	809,098

Total Operating Expenses	125,618	45,065	187,174	49,275	809,098

Other Expense

Interest expense	183	43	369	43	1,781
Loss on settlement of debt	5,470	–	7,970	–	7,970

Net loss	(131,271)	(45,108)	(195,513)	(49,318)	(818,849)

Net loss per share, basic and diluted	–	–	–	–

Weighted average number of shares outstanding	51,660,412	43,860,000	50,001,491	43,860,000

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the Six Months Ended February 28, 2010 $	For the Six Months Ended February 28, 2009 $	Accumulated from June 26, 2007 (Date of Inception) to February 28, 2010 $

Operating Activities

Net loss for the period	(195,513)	(49,318)	(818,849)

Adjustments to reconcile net loss to net cash used In operating activities:
Accretion expense	3,150	–	3,600
Loss on settlement of debt	7,970	–	7,970
Shares issued for services	138,367	–	584,637
Warrants issued for services	2,938	–	2,938

Changes in operating assets and liabilities:
Prepaid expense	(10,300)		(10,300)
Other assets	–	(1,165)	(770)
Accounts payable and accrued liabilities	36,164	38,249	104,517

Net cash used in operating activities	(17,224)	(12,234)	(126,257)

Financing Activities

Proceeds from issuance of common stock	–	–	81,130
Proceeds from convertible notes payable	–	–	7,200
Proceeds from promissory note payable	16,203	8,206	16,203
Proceeds from related parties, net	1,036	–	21,746

Net cash provided by financing activities	17,239	8,206	126,279

Increase (Decrease) in cash	15	(4,028)	22

Cash, beginning of period	7	5,198	–

Cash, end of period	22	1,170	22

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash investing and financing activities:

Shares issued to settle notes payable	22,703	–	22,703
Beneficial conversion expense of convertible notes	3,150	–	3,600

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2010

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2010, the Company has not generated revenues, has a working capital deficiency of $101,350 and has accumulated losses totaling $818,849 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2010

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2010

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

j)

Recent Accounting Pronouncements

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2010

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

j)

Recent Accounting Pronouncements

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3.

Notes Payable

a)

In July 2009, the Company issued $7,200 of convertible promissory notes to a third-party company for services rendered.  Under the terms of the note agreement, the amount is unsecured, non-interest bearing, due on demand, and convertible into common shares of the Company at $0.04 per common share at the discretion of the note holder commencing from the issuance date.  In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $3,600 that was recorded against the note payable and a corresponding credit to additional paid-in capital.  On December 4, 2009, the Company converted the note into common shares.

b)

On November 13, 2009, the Company issued a note payable of $12,203 to a third-party company for payment of expenditures on the Company’s behalf.  Under the terms of the note payable, the amount is unsecured, due interest at 10% per annum, and is due on demand.  On December 4, 2009, the Company converted the note into common shares.

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2010

(unaudited)

3.

Notes Payable

c)

On November 13, 2009, the Company converted $3,300 of amounts owing to the President of the Company into a convertible promissory note.  Under the terms of the note agreement, the amount is unsecured, non-interest bearing, due on demand, and convertible into common shares of the Company at $0.05 per common share at the discretion of the note holder commencing from the issuance date.  The Company evaluated the convertible note pursuant to ASC 815, Disclosures about Derivative Instruments and Hedging Activities, and determined that it did not qualify for derivative treatment.  On December 4, 2009, the Company converted the note into common shares.

4.

Related Party Transactions

a)

As at February 28, 2010, the Company owes $nil (August 31, 2009 - $13,214) to the President of the Company for payment of general operating expenditures.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at February 28, 2010, the Company owes $nil (August 31, 2009 - $120) to a Director of the Company for payment of general operating expenditures.  The amounts owing are unsecured, non-interest bearing, and due on demand.

c)

As at February 28, 2010, the Company owes $7,377 (August 31, 2009 - $7,376) to a shareholder of the Company for payment of general expenditures.  The amounts owing are unsecured, due interest at 4% per annum, and due on demand.

d)

Refer to Note 3(c).

5.

Common Shares

a)

On February 17, 2010, the Company issued 1,600,000 common shares with a fair value of $32,000 for current and future professional services of $27,000 resulting in a loss on settlement of debt of $5,000.

b)

On December 9, 2009, the Company issued 484,160 common shares with a fair value of $19,366 for payment of management fees.

c)

On December 9, 2009, the Company issued 293,504 common shares with a fair value of $11,740 for settlement of amounts owing to related parties of $11,070, resulting in a loss on settlement of debt of $670.

d)

On December 4, 2009, the Company issued 66,500 common shares at $0.05 per share to settle a convertible note owing of $3,300 plus accrued interest of $28.

e)

On December 4, 2009, the Company issued 471,961 common shares at $0.05 per share to settle convertible and promissory notes of $19,403 plus accrued interest of $195 and a further cash contribution of $4,000.

f)

On December 1, 2009, the Company issued 120,000 common shares with a fair value of $4,800 to settle consulting fees of $5,000, resulting in a gain on settlement of $200.

g)

On November 17, 2009, the Company issued 250,000 common shares with a fair value of $10,000 to settle professional services of $7,500 resulting in a loss on settlement of debt of $2,500.

h)

On November 17, 2009, the Company cancelled 1,120,000 common shares and returned them to treasury.

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2010

(unaudited)

6.

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

During the six months ended February 28, 2010, the Company issued the following share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – August 31, 2009	–	–
Granted	50,000	$0.075
Balance – February 28, 2010 (unaudited)	50,000	$0.075	2.90	–

As at September 30, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
50,000	$0.075	October 20, 2011

50,000

7.

Subsequent Events

On March 30, 2010, the Company issued 1,210,200 common shares with a fair value of $36,306 to settle management fees owing.

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through April 19, 2010, the date the financial statements were issued. During this period, the Company did not have any material recognizable subsequent events with the exception of the above-noted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

 This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “SNPY”, “we”, “us” and “our” are references to Sino Payments, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

GENERAL

Sino Payments, Inc. was incorporated in the State of Nevada on June 26, 2007 under the name China Soaring Inc. On November 26, 2008, we effected a name change to Sino Payments, Inc. Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of all quarterly and annual reports. We have made significant steps to develop and further our business plan, including creating our Global Processing Platform (“SinoPay GPP”) and establishing our website, ww.sinopayments.com. We are a credit card processing and merchant acquiring services company that provides credit card clearing services to merchants and financial institutions in China. Sino Payments’ objective is to be a provider of IP (Internet Protocol) processing services in Asia to bankcard accepting merchants.

The shares of our common stock have traded on the Over-the-Counter Bulletin Board under the symbols “CHIJ.OB” since October 29, 2008 and “SNPY.OB” since December 16, 2008.

CURRENT BUSINESS OPERATIONS

The Chinese market for credit cards, in terms of total credit card loans, is expected to grow over the next few years at a compounded annual rate of growth in of 88%, from US$300 million in 2003 to US$13.2 billion in 2009. Yet the transaction processing sector remains significantly underserved. Sino Payments will pursue merchants with large regional retail locations across Asia Pacific as potential customers of its IP and related credit card and debit card processing systems. No providers are currently dominant. Competitors are expected to include Chinese banks’ in-house solutions and their affiliated technical solution partners. Sino Payments expects to offer superior interoperability, a highly-efficient infrastructure and exceptional knowledge of the IP processing market throughout our SinoPay GPP platform, which, when completed, will be fully-integratable, widely-deployed, and developed in conjunction with strategic partners. Sino Payments intends to deploy the most flexible and lowest-cost IP processing system in Asia with a focus on China, Hong Kong, Thailand, Philippines, Malaysia, Korea, and Japan.

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

Description of Business

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

On April 23, 2009, we completed our Global Processing Platform (“SinoPay GPP”) and we have deployed this solution in Shanghai to provide IP credit and debit card processing services to customers in China and to use the platform in basically its existing state for processing retail card at point of sale throughout Asia and elsewhere. This updated SinoPay GPP system will facilitate the processing of all credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and will be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. The SinoPay GPP can be deployed in any country to provide efficient IP processing of all credit card types and has been specifically designed for roll out around the region in Asia.

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

Quarterly Developments

On December 9, 2009, the Company announced that it completed e-commerce integration for processing credit and debit cards in most major currencies in over 40 countries worldwide.

On January 6, 2010, the Company announced that it had completed version 2.0 of the core Sino Payments Global Payment Processing platform, "SinoPay GPP," for processing credit and debit cards from cash registers and point of sale checkout machines widely used by most retailers worldwide.

On January 20, 1010, the Company announced that that we signed an agreement with Valitor as an agent to refer European credit and debit card-accepting merchants.

On January 27, 2010, the Company announced that it signed an agreement with Payvision, one of the leading international payment solutions providers for the card-not-present marketplace, as an agent for the sale of credit and debit card merchant accounts.

Subsequent to February 28, 2010:

On March 25, 2010, the Company announced our submission of the first of three ecommerce merchant account applications for acquiring bank partners Payvision and Valitor.

On April 9, 2010, the Company announced that it submitted the first US ecommerce merchant account application to an existing bank partner.

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

Competition

The payment processing industry is highly competitive. We compete with other providers of payment processing services on the basis of the following factors: quality of service; reliability of service; ability to evaluate, undertake and manage risk; speed in approving merchant applications; and price.

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

Offices

Our offices are currently located at Unit T25, GF Bangkok Bank Building, 18 Bonham Strand West, Sheung Wan , Hong Kong and our telephone number is (852) 8121 4220 . This is the rental office that we maintain where we sublet desk space, telephone, office services and space for computer equipment. As of the date of this filing, we have not sought to move or change our office site.

Employees; Identification of Certain Significant Employees

Matthew Mecke, our chief executive officer and director devotes approximately 60 hours a week of his time to our operations. We currently have no other employees, other than our officers and directors. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

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

RESULTS OF OPERATIONS

Working Capital

	February 28,	August 31,
	2010	2009
Current Assets	$10,322	$7
Current Liabilities	$111,672	$93,113
Working Capital (Deficit)	$(101,350)	$(93,106)

Cash Flows

	Six months Ended	Six months Ended
	February 28, 2010	February 28, 2009
Cash Flows from (used in) Operating Activities	$(17,224)	$(12,234)
Cash Flows from (used in) Financing Activities	$17,239	$ 8,206
Net Increase (decrease) in Cash During Period	$15	$(4,028)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended February 28, 2010 was $125,618 compared with $45,065 for the three months ended February 28, 2009.  The increase of $80,553 was attributed to $79,500 of investor relations incurred during the quarter.

Net loss for the six months ended February 28, 2010 was $195,513 compared with $49,318 for the six months ended November 30, 2009.  The overall increase in net loss of $146,195 was attributed to $79,500 of investor relations, and $36,000 of management fees that commenced during fiscal 2010.  The remaining increase in net loss was attributed to professional services incurred with the Company’s SEC filings including accounting, audit, and legal services.

 Liquidity and Capital Resources

As at February 28, 2010, the Company’s cash balance was $22 compared to $7 as at August 31, 2009 and its total assets were $11,092 compared with $777 as at August 31, 2009.  The increase in total assets is attributed to prepayment of $10,300 in professional fees.

As at February 28, 2010, the Company had total liabilities of $111,672 compared with total liabilities of $93,113 as at August 31, 2009.  The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $35,942 as the Company did not have sufficient cash flow to settle obligations.  The increase was offset by the settlement of related party debt of $13,333 and the settlement of $4,050 of convertible notes payable with the issuance of common shares.

As at February 28, 2010, the Company had a working capital deficit of $101,350 compared with a working capital deficit of $93,106 as at August 31, 2009.  The increase in working capital deficit was attributed to the increase in accounts payable and accrued liabilities of $35,942 due to the lack of sufficient cash flow to pay its obligations offset by the prepayment of professional services of $10,300 and settlement of related party debt of $13,333 and convertible debt of $4,050 with the issuance of common shares.

Cashflow from Operating Activities

During the six months ended February 28, 2010, the Company used $17,224 of cash for operating activities compared to the use of $12,234 of cash for operating activities during the six months ended February 28, 2009. The increase in cashflows used for operating activities is attributed to the fact that the Company received $16,203 of financing from notes payable, of which the majority was used to settle outstanding obligations of the Company.

Cashflow from Investing Activities

During the six months ended February 28, 2010 and 2009, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the six months ended February 28, 2010, the Company received $17,239 of cash from financing activities compared to $8,206 for the six months ended February 28, 2009.  The increase in cashflows provided from financing activities is based on the fact that the Company received $16,203 of financing from a third-party and $1,036 from related parties to settle outstanding obligations of the Company during the day-to-day operations as compared to only $8,206 in 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project.

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

Recent Accounting Pronouncements

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2010, due to the material weaknesses resulting from not having an Audit Committee or a financial expert on our Board of Directors and our failure to maintain appropriate cash controls. Please refer to our Annual Report on Form 10-K as filed with the SEC on December 19, 2009, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three months ended February 28, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Issuance of Equity Securities in exchange for services:

On December 7, 2009 the Registrant issued 2,650,000 shares of its common stock as payment for services.

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

On December 7, 2009, the Registrant issued 471,961 shares of its common stock to Moon Gate Limited pursuant to the conversion of a Note, the principal and interest converted was valued at 23,598.03.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on November 19, 2007.
3.01a	Restated Articles of Incorporation	Incorporated by reference to our Current Report Form 8-K filed with the SEC on December 3, 2008.
3.02	Bylaws	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on November 19, 2007.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO PAYMENTS, INC.

Dated: April 19, 2010

By:

 /s/ Matthew Mecke

MATTHEW MECKE

President and CEO