Form 10-Q
period 2010-05-31
SINO PAYMENTS, INC.
filed 2010-08-04
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

+852-8121-4220

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

  X  . Yes           . No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .       . Yes       X  .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer . Accelerated Filer .
Non-Accelerated Filer . Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        . Yes    X  .  No

As of August 3, 2010, there were 53,310,821 shares of the registrant’s $.00001 par value common stock issued and outstanding.

SINO PAYMENTS, INC.*

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “SNPY”, “we”, “us” and “our” are references to Sino Payments, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Financial Statements

(unaudited)

May 31, 2010

Index

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

6

Notes to the Financial Statements

7

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Balance Sheets

(unaudited)

	May 31, 2010 $	August 31, 2009 $

ASSETS

Current Assets

Cash	9	7
Prepaid expenses	800	–

Total Current Assets	809	7

Other assets	770	770

Total Assets	1,579	777

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	51,187	13,657
Accrued liabilities	93,435	54,696
Due to related party	7,312	20,710
Loan payable	6,832	–
Convertible notes payable	–	4,050

Total Liabilities	158,766	93,113

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 53,310,821 and 48,494,646 shares issued and outstanding, respectively	533	485

Additional paid-in capital	717,736	530,515

Deficit accumulated during the development stage	(875,456)	(623,336)

Total Stockholders’ Deficit	(157,187)	(92,336)

Total Liabilities and Stockholders’ Deficit	1,579	777

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Statements of Expenses

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	Accumulated from June 26, 2007 (Date of Inception)
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2010	2009	2010	2009	2010
	$	$	$	$	$

Operating Expenses

General and administrative	56,421	78,163	243,595	127,438	865,519

Total Operating Expenses	56,421	78,163	243,595	127,438	865,519

Other Expense

Interest expense	186	74	555	117	1,967
Loss on settlement of debt	–	–	7,970	–	7,970

Net loss	(56,607)	(78,237)	(252,120)	(127,555)	(875,456)

Net loss per share, basic and diluted	–	–	–	–

Weighted average number of shares outstanding	53,310,821	43,860,000	51,074,466	43,860,000

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended May 31, 2010 $	For the Nine Months Ended May 31, 2009 $	Accumulated from June 26, 2007 (Date of Inception) to May 31, 2010 $

Operating Activities

Net loss for the period	(252,120)	(127,555)	(875,456)

Adjustments to reconcile net loss to net cash used In operating activities:
Accretion expense	3,150	–	3,600
Loss on settlement of debt	7,970	–	7,970
Shares issued for services	138,367	–	584,637
Warrants issued for services	2,938	–	2,938

Changes in operating assets and liabilities:
Prepaid expense	(800)	(781)	(800)
Other assets	–	–	(770)
Accounts payable and accrued liabilities	76,491	114,939	144,844

Net cash used in operating activities	(24,004)	(13,397)	(133,037)

Financing Activities

Proceeds from issuance of common stock	–	–	81,130
Proceeds from convertible notes payable	–	–	7,200
Proceeds from promissory note payable	23,035	8,206	23,035
Proceeds from related parties, net	971	–	21,681

Net cash provided by financing activities	24,006	8,206	133,046

Increase (Decrease) in cash	2	(5,191)	9

Cash, beginning of period	7	5,198	–

Cash, end of period	9	7	9

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash investing and financing activities:

Shares issued to settle notes payable	22,703	–	22,703
Beneficial conversion expense of convertible notes	3,150	–	3,600

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2010

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2010, the Company has not generated revenues, has a working capital deficiency of $157,957 and has accumulated losses totaling $875,456 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

May 31, 2010

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

May 31, 2010

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

May 31, 2010

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

May 31, 2010

(unaudited)

3.

Notes Payable (continued)

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

d)

In April 2010, the Company issued a loan payable of $6,832.  Under the terms of the loan, the amount owed is unsecured, non-interest bearing, and due on demand,  Refer to Note 7.

4.

Related Party Transactions

a)

As at May 31, 2010, the Company is owed $65 (August 31, 2009 – Company owed $13,214 to the President of the Company) from the President of the Company for payment of general operating expenditures.  The amounts are unsecured, non-interest bearing, and due on demand.

b)

As at May 31, 2010, the Company owes $nil (August 31, 2009 - $120) to a Director of the Company for payment of general operating expenditures.  The amounts owing are unsecured, non-interest bearing, and due on demand.

c)

As at May 31, 2010, the Company owes $7,312 (August 31, 2009 - $7,376) to a shareholder of the Company for payment of general expenditures.  The amounts owing are unsecured, due interest at 4% per annum, and due on demand.

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

May 31, 2010

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

During the nine months ended May 31, 2010, the Company issued the following share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – August 31, 2009	–	–
Granted	50,000	$0.075
Balance – May 31, 2010 (unaudited)	50,000	$0.075	2.90	–

As at September 30, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
50,000	$0.075	October 20, 2011

50,000

7.

Subsequent Event

On June 15, 2010, the Company obtained a $150,000 line of credit from a private investor.  Under the terms of the line of credit, the amount is unsecured, due interest at 8% per annum, and due on demand.  The loan payable noted in Note 3(d) was converted into the line of credit.

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

GENERAL

Sino Payments, Inc. was incorporated in the State of Nevada on June 26, 2007 under the name China Soaring Inc. On November 26, 2008, we effected a name change to Sino Payments, Inc. Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of all quarterly and annual reports. We have made significant steps to develop and further our business plan, including creating our Global Processing Platform (“SinoPay GPP”) and establishing our website, www.sinopayments.com. We are a credit card processing and merchant-acquiring services company that provides credit card clearing services to merchants and financial institutions in China. Sino Payments’ objective is to be a provider of IP (Internet Protocol) processing services in Asia to bankcard accepting merchants.

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

Sino Payments’ strategy is to continue to market credit card processing services to retail merchants in targeted markets; offer its merchant acquiring base to selected banks; provide support using world-class technology platforms; and maximize strategic partnerships to accelerate market development. Our initial focus is on China and Hong Kong-based multinational retailers with expansion into other Asian markets as we develop. Development objectives have been selected and an organization for executing on those objectives has been put in place.

Description of Business

The senior executives of Sino Payments are well-known and respected in the transaction processing industry throughout the Asia-Pacific region. The directors bring extensive international and public company experience to bear and have built an impressive track record of successful start-ups. As of the date hereof, the Company has completed the following:

On August 1, 2008 we completed a public offering whereby we sold 4,860,000 shares of common stock to 50 investors, thereby raising $81,000.

On April 23, 2009, we completed our Global Processing Platform (“SinoPay GPP”) and we have deployed this solution in Shanghai to provide IP credit and debit card processing services to customers in China and to use the platform in basically its existing state for processing retail cards at point of sale systems throughout Asia and elsewhere. This updated SinoPay GPP system will facilitate the processing of all credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and will be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. The SinoPay GPP can be deployed in any country to provide efficient IP processing of all credit card types and has been specifically designed for roll out around the region in Asia.

On April 29, 2009, we entered into a Service Agreement with PowerE2E China, a Chinese corporation (“PowerE2E”) to provide credit and debit card processing services in China. The agreement is for card processing services for PowerE2E’s clients, as well as directly for PowerE2E transactions. The first project is for an ecommerce client site, and PowerE2E and Sino Payments are working on additional joint business development opportunities to provide service to PowerE2E’s existing customer base. The SinoPay GPP system is being deployed on site at PowerE2E’s Headquarter location in Shanghai.

On May 27, 2009, we signed a Memorandum of Understanding with BCS Holdings, Inc., a California corporation (“BCS”) to cooperate in identifying and acquiring additional merchants in China and Asia. Sino Payments and BCS have undertaken to cooperate to develop a merchant sales and marketing program for Greater China and other countries in Asia by the end of 2009 on behalf of Sino Payments. BCS is a full service payment solutions provider for traditional and internet businesses, with strategic partnerships and alliances with Chase Paymentech, National Processing Company, First Data, Bank of America, Telecheck, Verifone, Discover Network, China UnionPay, JCB International Credit Card Co., Ltd. and United Commercial Bank.

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

On September 29, 2009, we executed a Reseller Agreement with eNETS Hong Kong Ltd. (“eNETS”), whereby eNETS and Sino Payments have agreed that we shall have the right to market and sell the eNETS payment gateway system, which is a direct debit and credit card payment gateway that allows users to receive payment of transactions electronically. Pursuant to the terms of the Agreement, we shall pay to eNETS a pre-determined rate for each transaction processed as fully set forth in the Agreement.

On December 9, 2009, the Company announced that it completed e-commerce integration for processing credit and debit cards in most major currencies in over 40 countries worldwide.

On December 17, 2009, Malone & Bailey, LLP (“MB”), was dismissed as the registered independent public accountant for the Company. Concurrently, M&K CPAS, PLLC (“MKC”) was appointed as the registered independent public accountant for the Company. The decisions to appoint MKC and dismiss MB were approved by the Board of Directors of the Company on December 17, 2009.

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

Quarterly Developments

On March 25, 2010, the Company announced our submission of the first of three ecommerce merchant account applications for acquiring bank partners Payvision and Valitor.

On April 9, 2010, the Company announced that it submitted the first US ecommerce merchant account application to an existing bank partner.

On April 28, 2010, the Company announced that it expects to open an office in Shenzen China in the near future.

Subsequent to May 31, 2010:

On June 2, 2010, the Company announced that it has received approval from both Visa and Mastercard as a merchant referral agent for clearing bank VALITOR, which will allow Sino Payments to promote cross regional projects for large retailers who are present in both Asia and Europe.

On June 4, 2010, the Company entered into a Line of Credit Note (the “Note”) with Moon Gate Limited. Under the terms of the Note, the Company may borrow, from time to time, up to the maximum principal amount of the Note, which is $150,000, for general working capital. The minimum advance under the Note is $1,000 and the interest rate of the Note is 8%. The Note is unsecured and all borrowings plus interest are due on demand.

Our Strategy

We intend to provide credit and debit card processing services primarily to retail stores located in Asia. Our new CEO & Chairman, Matthew Mecke, will be responsible for providing these services. We intend to target companies that maintain regional retail store operations in Asia. We intend to provide credit and debit card processing services to retailers such as large department stores, regional supermarket chains, and other retailers with a presence in multiple markets in Asia to specifically include China.

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

We intend to develop and maintain a database of all of our clients so that we can anticipate various needs and continuously build and expand our advisory services. There is no assurance that we will be able to interest any retail store operators in our target market.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs, a judgment could be rendered against us that could cause us to cease operations.

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

We will be competing with both small and large companies in providing payment processing and related services to a wide range of merchants. Our competitors sell their services either through a direct sales force, generally concentrating on larger accounts, or through Independent Sales Organizations, telemarketers or banks, generally concentrating on smaller accounts. There are a number of large payment processors, including First Data Corporation, Bank of America Corporation, Global Payments Inc., Fifth Third Bank, Chase Paymentech Solutions and Elavon, Inc., a subsidiary of U.S. Bancorp, that serve a broad market spectrum from large to small merchants; further, certain of these provide banking, ATM, and other payment-related services and systems in addition to bank card payment processing. There are also a large number of smaller payment processors that provide various services to small- and medium-sized merchants.

Some of our competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. Since they are affiliated with financial institutions or banks, these competitors do not incur the costs associated with being sponsored by a bank for registration with card networks and they can settle transactions quickly for their own merchants. We do not; however, currently contemplate acquiring or merging with a financial institution in order to increase our competitiveness.

Offices

Our offices are currently located at Unit T25, GF Bangkok Bank Building, 18 Bonham Strand West, Sheung Wan , Hong Kong and our telephone number is +(852) 8121 4220 . This is the rental office that we maintain where we sublet desk space, telephone, office services and space for computer equipment. As of the date of this filing, we have not sought to move or change our office site.

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

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

RESULTS OF OPERATIONS

Working Capital

	May 31,	August 31,
	2010	2009
Current Assets	$809	$7
Current Liabilities	$158,766	$93,113
Working Capital Deficit	$157,957	$93,106

Cash Flows

	Nine months Ended	Nine months Ended
	May 31, 2010	May 31, 2009
Cash Flows from (used in) Operating Activities	$(24,004)	$(13,397)
Cash Flows from (used in) Financing Activities	$24,006	$ 8,206
Net Increase (decrease) in Cash During Period	$2	$(5,191)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended May 31, 2010 was $56,421 compared with $78,163 for the three months ended May 31, 2009.  The decrease in operating expenditures was attributed to lower amounts of professional fees relating to the Company’s filings.

Net loss for the nine months ended May 31, 2010 was $252,120 compared with $127,555 for the nine months ended May 31, 2009.  The overall increase in net loss of $124,565 was attributed to $79,500 of investor relations, and $36,000 of management fees that commenced during fiscal 2010.  The remaining increase in net loss was attributed to professional services incurred with the Company’s SEC filings including accounting, audit, and legal services.

 Liquidity and Capital Resources

As at May 31, 2010, the Company’s cash balance was $9 compared to $7 as at August 31, 2009 and its total assets were $1,579 compared with $777 as at August 31, 2009.  The increase in total assets is attributed to prepayment of $800 in professional fees.

As at May 31, 2010, the Company had total liabilities of $158,766 compared with total liabilities of $93,113 as at August 31, 2009.  The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $76,269  as the Company did not have sufficient cash flow to settle obligations.  The increase was offset by the settlement of related party debt of $13,333.

As at May 31, 2010, the Company had a working capital deficit of $101,350 compared with a working capital deficit of $93,106 as at August 31, 2009.  The increase in working capital deficit was attributed to the increase in accounts payable and accrued liabilities of $35,942 due to the lack of sufficient cash flow to pay its obligations offset by the prepayment of professional services of $10,300 and settlement of related party debt of $13,333 and convertible debt of $4,050 with the issuance of common shares.

Cashflow from Operating Activities

During the nine months ended May 31, 2010, the Company used $24,004 of cash for operating activities compared to the use of $13,397 of cash for operating activities during the nine months ended May 31, 2009. The increase in cashflows used for operating activities is attributed to the fact that the Company received $23,035 of financing from notes payable, of which the majority was used to settle outstanding obligations of the Company with the remaining debt amounts settled by the issuance of common shares.

Cashflow from Investing Activities

During the nine months ended May 31, 2010 and 2009, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the nine months ended May 31, 2010, the Company received $24,006 of cash from financing activities compared to $8,206 for the nine months ended May 31, 2009.  The increase in cashflows provided from financing activities is based on the fact that the Company received $23,035 of financing from a third-party and $971 from related parties to settle outstanding obligations of the Company during the day-to-day operations as compared to only $8,206 in 2009.

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

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2010, due to the material weaknesses resulting from not having an Audit Committee or a financial expert on our Board of Directors and our failure to maintain appropriate cash controls. Please refer to our Annual Report on Form 10-K as filed with the SEC on December 19, 2009, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three months ended May 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Issuance of Equity Securities in exchange for services:

▪

On December 7, 2009 the Company issued 2,650,000 shares of its common stock as payment for services pursuant to Section 4(2) and/or Regulation D.

▪

On December 10, 2009 the Company issued 584,286 shares of its common stock to Mathew Mecke representing 320,000 as payment for services rendered and 264,286 for reimbursement of expenses pursuant to Section 4(2) and/or Regulation D.

▪

On December 10, 2009 the Company issued 111,298 shares of its common stock to Paul Manning representing 82,080 as payment for services rendered and 29,218 for reimbursement of expenses pursuant to Section 4(2) and/or Regulation D.

▪

On December 10, 2009 the Company issued 82,080 shares of its restricted common stock as payment for monthly services rendered by Anthony Robinson pursuant to Section 4(2) and/or Regulation D.

▪

On March 30, 2010 the Company issued 800,000 shares of its restricted common stock to Mathew Mecke as payment for monthly services rendered pursuant to Section 4(2) and/or Regulation D.

▪

On March 30, 2010 the Company issued 205,200 shares of its restricted common stock to Paul Manning as payment for monthly services rendered pursuant to Section 4(2) and/or Regulation D.

▪

On March 30, 2010 the Company issued 205,200 shares of its restricted common stock as payment for monthly services rendered by Anthony Robinson pursuant to Section 4(2) and/or Regulation D.

2.

Convertible Securities:

▪

On December 7, 2009, the Company issued 66,550 shares of its common stock to Mathew Mecke pursuant to the conversion of a Note, the principal and interest converted were valued at $3,327.50.

▪

On December 7, 2009, the Company issued 471,961 shares of its common stock to Moon Gate Limited pursuant to the conversion of a Note, the principal and interest converted were valued at 23,598.03.

3.

Outstanding Warrants:

▪

On October 20, 2009, the Company issued 50,000 share purchase warrants to a third-party company. Each warrant grants the warrant holder the option to purchase one additional common share of the Company at $0.075 per common share for a period of three years from the date of issuance.

4.

Sales of Equity Securities for Cash:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on November 19, 2007.
3.01a	Restated Articles of Incorporation	Incorporated by reference to our Current Report Form 8-K filed with the SEC on December 3, 2008.
3.02	Bylaws	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on November 19, 2007.
4.01	2009 Stock Incentive Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
10.1	Memorandum of Understanding between Sino Payments, Inc. and BCS Holdings, Inc. dated May 26, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.2	Services Agreement between Sino Payments, Inc. and Power E2E dated April 24, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.3	Pay Sourcing Agreement between Sino Payments, Inc. and Pay.On Asia Ltd. dated September 22, 2009	Filed with the SEC on September 29, 2009 as part of our Current Report on Form 8-K.
10.4	Reseller Agreement between Sino Payments, Inc. and eNETS Hong Kong, Ltd. dated September 29, 2009	Filed with the SEC on October 26, 2009 as part of our Current Report on Form 8-K.
10.5	Convertible Note issued to Matthew Mecke dated November 12, 2009	Filed with the SEC on November 20, 2009 as part of our Current Report on Form 8-K.
10.6	Convertible Note issued to Matthew Mecke dated November 12, 2009	Filed with the SEC on November 20, 2009 as part of our Current Report on Form 8-K.
10.7	Agency Agreement between Sino Payments, Inc. and Valitor dated January 13, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.8	Agency Agreement between Sino Payments, Inc. and Payvision dated January 19, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.9	Line of Credit Note dated June 4, 2010.	Filed with the SEC on June 17, 2010 as part of our Current Report on Form 8-K.
14.1	Code of Ethics	Filed with the SEC on July 20, 2009 as part of our Quarterly Report on Form 10-Q.
16.1	Letter of Agreement for Malone and Bailey, PC dated December 23, 2009	Filed with the SEC on December 23, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO PAYMENTS, INC.

Dated: August 3, 2010

By:

 /s/ Matthew Mecke

MATTHEW MECKE

President and CEO