Form 10-K
period 2010-08-31
SINO PAYMENTS, INC.
filed 2011-01-13
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)
X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2010

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

SINO PAYMENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-53537	26-3767331
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
Unit T25, GF Bangkok Bank Building 18 Bonham Strand West Sheung Wan, Hong Kong
(Address of principal executive offices)
(877) 205-6270
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       .  No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes       . No  X  .

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $701,924 based upon the price $0.02 at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and ten percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “SNPY.OB.”

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

The number of shares of common stock outstanding as of December 13, 2010 was 54,521,221.

SINO PAYMENTS, INC.

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein.  We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2010 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company,” “SNPY,” “we,” “us” and “our” are references to Sino Payments, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.

BUSINESS

Corporate History

We were incorporated in the State of Nevada on June 26, 2007 under the name China Soaring Inc. Then on November 26, 2008, we changed the Company's name to Sino Payments, Inc.  We operate as a credit card processing and merchant-acquiring services company that provides credit card clearing services to merchants and financial institutions in China. Since inception, we have made significant steps to develop and further our business plan, including creating our Global Processing Platform (“SinoPay GPP”) and establishing our website, www.sinopayments.com.  We are a credit card processing and merchant-acquiring services company that provides credit card clearing services to merchants and financial institutions in China.

The Company’s objective is to be a provider of IP (Internet Protocol) processing services in Asia to bankcard-accepting merchants. We market our services to local merchants with regional retail locations across Asia Pacific as potential customers of its IP and related credit card and debit card processing systems. We offer interoperability through a highly-efficient infrastructure and exceptional knowledge of the IP processing market through our SinoPay GPP platform.  The SinoPay GPP system facilitates the processing of all credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and will be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. Sino Payments intends to deploy the SinoPay GPP platform throughout Asia with a focus on China, Hong Kong, Thailand, Philippines, Malaysia, Korea, and Japan.

Current Strategy

The Company’s strategy is to market credit card processing services to retail merchants in targeted markets, offer its merchant-acquiring base to selected banks, provide support using world-class technology platforms, and maximize strategic partnerships to accelerate market development.  We provide credit and debit card processing services to target companies that maintain regional retail store operations in Asia, such as large department stores, regional supermarket chains, and other retailers with a presence in multiple markets in Asia, and specifically China.  Our focus continues to be on multinational retailers based in China and Hong Kong with later expansion into other Asian markets as we further develop. Development objectives have been selected and an organization for executing those objectives has been put in place.

Corporate Developments

On January 13, 2010, we signed an agreement with Valitor (the "Valitor Agreement") as an agent to refer European credit and debit card accepting merchants. As a result of the Valitor Agreement, we are now able to market to and sign up both ecommerce and physical store merchants throughout Europe with a single seamless data processing platform.

On January 19, 2010, we signed an agreement with Payvision, one of the leading international payment solutions providers for the card-not-present marketplace, as an agent for the sale of credit and debit card merchant accounts.

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

On September 24, 2010, we executed a Letter of Intent with an existing partner, TAP Group, whereby the parties agreed to form a joint venture company in Hong Kong that will provide regional retailers throughout Asia with card processing services.

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

Marketing

Our services are promoted by our CEO and President, Mr. Matthew Mecke. He is responsible for providing credit and debit card processing services to retail stores located in Asia. Mr. Mecke and the other directors of the Company bring extensive international and public company experience and have an extensive track record of successful start-ups. Most importantly, the directors are well-known and respected in the IP processing industry throughout the Asia Pacific region.

We anticipate utilizing several other marketing activities in our attempt to make our services known to corporations and attract clientele. These marketing activities will be designed to inform potential clients about the benefits of using our services and will include the following: development and distribution of marketing literature; direct mail and email; advertising; promotion of our web site; and industry analyst relations.

Revenue

  We will generate revenue, if any, from three sources:

1.

Term Fee - By charging a fee for given services;

2.

Fixed Fee - By charging a fixed fee;

3.

Transaction Fee - By charging a transaction fee for processing credit or debit card transactions.

We have developed a database of all our clients so that we can anticipate various needs and continuously build and expand our advisory services. There is no assurance that we will be able to interest any retail store operators in our target market.

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

Offices

Our offices are currently located at Unit T25, GF Bangkok Bank Building, 18 Bonham Strand West, Sheung Wan, Hong Kong and our telephone number is (877) 205-6270. This is the rental office that we maintain where we sublet desk space, telephone, office services and space for computer equipment. As of the date of this filing, we have not sought to move or change our office site.

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

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

    We do not own any real estate. Our offices are currently located at Unit T25, GF Bangkok Bank Building, 18 Bonham Strand West, Sheung Wan, Hong Kong and our telephone number is (877) 205-6270. This is the rental office that we maintain where we sublet desk space, telephone, office services and space for computer equipment. As of the date of this filing, we have not sought to move or change our office site.

ITEM 3.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

[REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since October 29, 2008, and we originally traded under the symbol “CHIJ.OB.”  On December 16, 2008, we began trading under our current symbol of “SNPY.OB.” Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

2010 Fiscal Year	High Bid	Low Bid
Fourth Quarter: 6/1/10 to 8/31/10	$0.06	$0.02
Third Quarter: 3/1/10 to 5/31/10	$0.07	$0.02
Second Quarter: 12/1/09 to 2/28/10	$0.05	$0.02
First Quarter: 9/1/09 to 11/30/09	$0.27	$0.03

Reports to Security Holders

We are a reporting company pursuant to the Securities and Exchange Act of 1934.  As such, we provide an annual report to our security holders, which will include audited financial statements, and quarterly reports, which will contain unaudited financial statements.

Record Holders

As of August 31, 2010, there were 34 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None, other than those set forth in the Form 8-Ks filed during the year ended August 31, 2010, those set forth elsewhere in this Report, and those filed on Form 8-Ks subsequent to August 31, 2010 and through the date of this Report.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Balance Sheet

As at August 31, 2010, the Company had total assets of $10 compared with total assets of $777 as at August 31, 2009.  The decrease in total assets is attributed to use of the cash during the fiscal year as the Company obtained minimal financing from debt and equity to support its day-to-day operations.

The Company had total liabilities of $186,648 as at August 31, 2010 compared with $93,113 as at August 31, 2009.  The increase in liabilities is attributed to increases in accounts payable and accrued liabilities of $95,135 due to the Company’s lack of sufficient cash flow to settle outstanding obligations as they became due, and $10,282 of convertible notes offset by decreases in amounts to related parties of $11,882, which were settled by issuances of common shares during the year.

During the year ended August 31, 2010, the Company did issue 7,146,575 common shares including 6,314,560 common shares with a fair value of $169,874 in exchange for services, and 832,015 common shares with a fair value of $38,665 to settle outstanding debentures issued by the Company.  Furthermore, the Company cancelled and retired 1,120,000 common shares that were previously issued.

For the year ended August 31, 2010, the Company incurred a net loss of $305,779 compared with $548,174 for the year ended August 31, 2009.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses

During the year ended August 31, 2010, the Company incurred operating expenses totaling $296,884 compared with $547,983 for the year ended August 31, 2009.  The decrease in operating expenses was attributed to the fact that the Company had $446,270 of stock-based compensation in 2009 compared with only $162,575 in 2010.  Overall, there were no substantial changes in the level or type of operations incurred by the Company for the current year.

Net Loss

During the year ended August 31, 2010, the Company incurred a net loss of $305,779 compared with a net loss of $548,174 for the year ended August 31, 2009.  The decrease in net loss is attributed to lower stock-based compensation expense in 2010 compared to 2009.

Liquidity and Capital Resources

As at August 31, 2010, the Company had a cash balance of $10 and a working capital deficit of $186,548 compared with a cash balance of $7 and working capital deficit of $93,106 at August 31, 2009.  The increase in working capital deficit is attributed to the operating expenditures incurred during the year and the lack of sufficient cash financing by the Company to settle the obligations incurred.

Cashflow from Operating Activities

During the year ended August 31, 2010, the Company used $33,019 of cash flow for operating activities compared with $33,101 for the year ended August 31, 2009.  Overall, there were no substantial changes in the level of operations in the current year as compared to prior year.

Cashflow from Investing Activity

During the years ended August 31, 2010 and 2009, the Company did not have any investing activities.

Cashflow from Financing Activities

During the year ended August 31, 2010, the Company was provided $33,022 of cash flow from financing sources compared with $27,910 for the year ended August 31, 2009.  The increase in the proceeds from financing activities were mainly attributed to the fact that the Company received $30,535 in cash financing from issuance of promissory notes, which was offset by the fact that the Company received $7,200 of proceeds from comvertible notes in 2009 compared to $nil in the 2010, and also received $18,223 less cash from related parties as compared to prior year.

 Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

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

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In March 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this update.  The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Financial Statements

August 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Sino Payments Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Sino Payments Inc. (a Development Stage Company) as of August 31, 2010, and the related statements of operations, stockholders' deficit and cash flows for the year then ended and accumulated from June 26, 2007 (Date of Inception) to August 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Payments Inc. as of August 31, 2010 and the results of their operations and their cash flows for the periods described above, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and there is substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might reflect these uncertainties.

/s/M&K CPAS, PLLC

Houston, Texas

December 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS

SINO PAYMENTS, INC.

(DEVELOPMENT STAGE COMPANY)

Sheung Wan, Hong Kong

We have audited the accompanying balance sheet of Sino Payments Inc.(a development stage company) as of August 31, 2009 and the related statement of expenses, stockholders' equity(deficit), and cash flows for the year ended August 31, 2009, and for the period from inception (June 26, 2007) through August 31, 2009. These financial statements are the responsibility of Sino Payments Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Payments Inc as of August 31, 2009 and the results of its operations and its cash flows for the year ended August 31, 2009 and the period from inception through August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/MALONE BAILEY, LLP.

MALONE BAILEY, LLP

WWW.MALONE-BAILEY.COM

HOUSTON, TX

December 14, 2009

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Balance Sheets

	August 31, 2010 $	August 31, 2009 $

ASSETS

Current Assets

Cash	10	7

Total Current Assets	10	7

Other assets	–	770

Total Assets	10	777

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	73,142	13,657
Accrued liabilities	90,346	54,696
Due to related party	8,828	20,710
Convertible notes payable	14,332	4,050

Total Liabilities	186,648	93,113

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 54,521,221 and 48,494,646 shares issued and outstanding, respectively	545	485

Additional paid-in capital	741,932	530,515

Deficit accumulated during the development stage	(929,115)	(623,336)

Total Stockholders’ Deficit	(186,638)	(92,336)

Total Liabilities and Stockholders’ Deficit	10	777

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Statements of Operations

	For the Year Ended	For the Year Ended	Accumulated from June 26, 2007 (Date of Inception)
	August 31,	August 31,	to August 31,
	2010	2009	2010
	$	$	$

Revenue	–	–	–

Operating Expenses

General and administrative	296,884	547,983	918,808

Total Operating Expenses	296,884	547,983	918,808

Other Expense

Interest expense	925	191	2,337
Loss on settlement of debt	7,970	–	7,970

	8,895	191	10,307

Net loss	(305,779)	(548,174)	(929,115)

Net loss per share, basic and diluted	(0.01)	(0.01)

Weighted average number of shares outstanding	51,746,097	44,146,930

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended August 31, 2010 $	For the Year Ended August 31, 2009 $	Accumulated from June 26, 2007 (Date of Inception) to August 31, 2010 $

Operating Activities

Net loss for the year	(305,779)	(548,174)	(929,115)

Adjustments to reconcile net loss to net cash used In operating activities:
Accretion expense	3,150	450	3,600
Loss on settlement of debt	7,970	–	7,970
Shares issued for services	162,575	446,270	608,845
Warrants issued for services	2,938	–	2,938

Changes in operating assets and liabilities:
Other assets	770	–	–
Accounts payable and accrued liabilities	95,357	68,353	163,710

Net cash used in operating activities	(33,019)	(33,101)	(142,052)

Financing Activities

Proceeds from issuance of common stock	4,000	–	85,130
Proceeds from convertible notes payable	–	7,200	7,200
Proceeds from promissory note payable	26,535	–	26,535
Proceeds from related parties, net	2,487	20,710	23,197

Net cash provided by financing activities	33,022	27,910	142,062

Increase (Decrease) in cash	3	(5,191)	10

Cash, beginning of period	7	5,198	–

Cash, end of period	10	7	10

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash investing and financing activities:

Shares issued to settle notes payable	22,925	–	22,703
Shares issued to settle amount due related parties	11,069	–	11,069
Beneficial conversion expense of convertible notes	3,150	3,600	3,600

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – June 26, 2007 (Date of Inception)	–	–	–	–

Shares for cash at $0.000003 per share	39,000,000	390	(260)	–	130

Net loss for the period	–	–	–	(10,570)	(10,570)

Balance – August 31, 2007	39,000,000	390	(260)	(10,570)	(10,440)

Shares for cash at $0.0167 per share	4,860,000	48	80,952		81,000

Net loss for the year				(64,592)	(64,592)

Balance – August 31, 2008	43,860,000	438	80,692	(75,162)	5,968

Shares for settlement of debt	4,634,646	47	446,223		446,270

Beneficial conversion on notes payable			3,600		3,600

Net loss for the year	–	–	–	(548,174)	(548,174)
	–	–
Balance – August 31, 2009	48,494,646	485	530,515	(623,336)	(92,336)

Return to treasury	(1,120,000)	(11)	11	–	–

Fair value of warrants issued	–	–	2,938	–	2,938

Shares issued for cash	80,000	1	3,999	–	4,000

Shares for settlement of debt	458,511	4	22,921	–	22,925

Shares issued for services	6,608,064	66	181,548	–	181,614

Net loss for the year	–	–	–	(305,779)	(305,779)

Balance – August 31, 2010	54,521,221	545	741,932	(929,115)	(186,638)

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2010

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2010, the Company has not generated revenues, has a working capital deficit of $186,638 and has accumulated losses totaling $929,115 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year end is August 31.

b)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2010

2.

Summary of Significant Accounting Policies (continued)

d)

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2010

2.

Summary of Significant Accounting Policies (continued)

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

h)

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

i)

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

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2010

2.

Summary of Significant Accounting Policies (continued)

i)

Recent Accounting Pronouncements (continued)

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

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In March 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this update.  The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3.

Notes Payable

a)

In July 2009, the Company issued $7,200 of convertible promissory notes to a third-party company for services rendered.  Under the terms of the note agreement, the amount is unsecured, non-interest bearing, due on demand, and convertible into common shares of the Company at $0.04 per common share at the discretion of the note holder commencing from the issuance date.  In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $3,600 that was recorded against the note payable and a corresponding credit to additional paid-in capital.  On December 4, 2009, the Company converted the note into common shares. Refer to Note 5(g).

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2010

3.

Notes Payable (continued)

b)

On November 13, 2009, the Company issued a note payable of $12,203 to a third-party company for payment of expenditures on the Company’s behalf.  Under the terms of the note payable, the amount is unsecured, due interest at 10% per annum, and is due on demand.  On December 4, 2009, the Company converted the note into common shares. Refer to Note 5(g).

c)

On November 13, 2009, the Company converted $3,300 of amounts owing to the President of the Company into a convertible promissory note.  Under the terms of the note agreement, the amount is unsecured, non-interest bearing, due on demand, and convertible into common shares of the Company at $0.05 per common share at the discretion of the note holder commencing from the issuance date.  The Company evaluated the convertible note pursuant to ASC 815, Disclosures about Derivative Instruments and Hedging Activities, and determined that it did not qualify for derivative treatment.  On December 4, 2009, the Company converted the note into common shares. Refer to Note 5(f).

d)

During the year ended August 31, 2010, the Company entered into a $150,000 line of credit with a non-related party, where the amounts are unsecured, bears interest at 8% per annum, and due on demand.  As at August 31, 2010, the Company had financed $14,332 under the terms of the line of credit.

4.

Related Party Transactions

a)

As at August 31, 2010, the Company owed $1,451 (2009 - $13,214) from the President of the Company for payment of general operating expenditures.  The amounts are unsecured, non-interest bearing, and due on demand.

b)

As at August 31, 2010, the Company owes $nil (2009 - $120) to a Director of the Company for payment of general operating expenditures.  The amounts owing are unsecured, non-interest bearing, and due on demand.

c)

As at August 31, 2010, the Company owes $7,376 (2009 - $7,376) to a shareholder of the Company for payment of general expenditures.  The amounts owing are unsecured, due interest at 10% per annum, and due on demand.

5.

Common Shares

All common share issuances have been valued based on the end of day market price on the date of issuance:

a)

On August 4, 2010, the Company issued 1,210,400 common shares with a fair value of $24,208 for payment of management fees.

b)

On February 17, 2010, the Company issued 1,600,000 common shares with a fair value of $32,000 for professional services of $27,000 resulting in a loss on settlement of debt of $5,000.

c)

On December 9, 2009, the Company issued 484,160 common shares with a fair value of $19,366 for payment of management fees.

d)

On December 9, 2009, the Company issued 293,504 common shares with a fair value of $11,740 for settlement of amounts owing to related parties of $11,070, resulting in a loss on settlement of debt of $670.

e)

On December 7, 2009, the Company issued 2,650,000 common shares with a fair value of $79,500 for consulting services.

f)

On December 4, 2009, the Company issued 66,550 common shares at $0.05 per share to settle a convertible note owing of $3,300 plus accrued interest of $28.

g)

On December 4, 2009, the Company issued 471,961 common shares at $0.05 per share to settle convertible and promissory notes of $19,403 plus accrued interest of $195 and a further cash contribution of $4,000.

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2010

5.

Common Shares (continued)

h)

On December 1, 2009, the Company issued 120,000 common shares with a fair value of $4,800 to settle consulting fees of $5,000, resulting in a gain on settlement of $200.

i)

On November 17, 2009, the Company issued 250,000 common shares with a fair value of $10,000 to settle professional services of $7,500 resulting in a loss on settlement of debt of $2,500.

j)

On November 17, 2009, the Company cancelled 1,120,000 common shares and returned them to treasury.

k)

On August 18, 2009, the Company issued 1,087,780 common shares for compensation expense with a fair value of $119,656.

l)

On August 18, 2009, the Company issued 369,800 common shares with a fair value of $40,678 for consulting services.

m)

On August 4, 2009, the Company issued 1,966,666 common shares with a fair value of $177,000 for services.

n)

On August 4, 2009, the Company issued 1,210,400 common shares with a fair value of $108,936 for management services.

o)

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

During the year ended August 31, 2010, the Company issued the following share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – August 31, 2008 and 2009	–	–
Granted	50,000	$0.075
Balance – August 31, 2010	50,000	$0.075	2.90	–

As at August 31, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
50,000	$0.075	October 20, 2011

50,000

SINO PAYMENTS, INC.

(formerly China Soaring, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2010

7.   Income Taxes

The Company has $651,464 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2027.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended August 31, 2010 and 2009 as a result of the following:

	2010 $	2009 $

Net loss before taxes	(305,779)	(548,174)
Statutory rate	34%	34%

Expected tax recovery	(104,000)	(186,400)
Non-deductible expenses	4,100	90,500
Change in valuation allowance	99,900	95,900

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at August 31, 2010 and 2009, after applying enacted corporate income tax rates, are as follows:

	2010 $	2009 $

Net operating losses carried forward	221,300	121,400
Valuation allowance	(221,300)	(121,400)

Net deferred tax asset	–	–

The Company has incurred operating losses of $651,464 which, if unutilized, will expire through to 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

		Expiry Date
	Net
	Loss
Period Incurred	$

2007	10,571	2027
2008	64,592	2028
2009	281,592	2029
2010	294,709	2030

	651,464

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 17, 2009, M&K CPAS, PLLC (“MKC”) was appointed as the registered independent public accountant for Sino Payments, Inc. (the “Registrant”), a Nevada corporation. On December 17, 2009, Malone & Bailey, LLP (“MB”), was dismissed as the registered independent public accountant for the Registrant. The decisions to appoint MKC and dismiss MB were approved by the Board of Directors of the Registrant on December 17, 2009.

Please reference the current report on Form 8-K filed on December 23, 2009 for additional information, a copy of which is incorporated by reference herein.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of August 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of August 31, 2010, due to the material weaknesses resulting from not having an Audit Committee or a financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

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

2.

We did not maintain appropriate cash controls – As of August 31, 2010, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to perform monthly bank reconciliations. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts during the year ended August 31, 2010 and that the Company’s quarterly and year-end financial statements and audit working papers and supporting documents were prepared and reviewed by an independent accounting firm prior to submission to our external auditors, which mitigated the risk of misappropriation of cash.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

M&K CPAS, PLLC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of August 31, 2010.

Changes In Internal Control and Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers

The following table sets forth the names and ages of our current directors and executive officers.  Our Board of Directors appoints our executive officers. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.

Name	Age	Position
Mathew Mecke	40	Director, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer
Anthony Robinson	45	Director
Paul Manning	44	Director

The board of directors has no nominating, audit or compensation committee at this time.

Background and Business Experience

Matthew Mecke. Prior to his appointment as Chairman and CEO of Sino Payments, Matthew Mecke was a member of the board of directors of Sino Fibre Communications, Inc. (OTCBB: SFBE) based in China and Hong Kong starting in January 2006. Mr. Mecke also served as president, principal executive officer of Sino Fibre Communications from January 2006 to October 2007 and as chairman of board of directors from January 2006 to December 2007. From October 2003 to January 2006, Mr. Mecke was a founder, vice chairman, president, and CEO of Asia Payment Systems (OTCBB: APYM). From October 1998 to July 1999, Mr. Mecke was a co-founder and served as Senior Vice President, Systems and Product Development for First Ecom.com (NASD: FECC), an international e-commerce payment gateway pioneer based in Hong Kong which linked e-commerce merchants with offshore back-end transaction processing systems. From April 1994 to July 1998, Mr. Mecke was an employee of First Data Corp. (formerly NYSE: FDC) in the United States and Hong Kong. Mr. Mecke was responsible for middle management of retail card system operations. In the late 1990s, Mr. Mecke was a management executive of First Data Asia in Hong Kong, where his responsibilities included strategic planning, new business development, e-commerce applications and pricing.

Anthony Robinson. Prior to his appointment as a Director of the Company, Anthony Robinson was the Managing Director of BiField Business Resources, Ltd., a Business Development Boutique focusing on developing local strategy for foreign companies entering China, and trading and sourcing of raw materials. Mr. Robinson worked closely with foreign multinationals entering the China market, as well as Hedge Funds and investment companies trading with China's industrial and financial core. In February 2004, Mr. Robinson established BiField Business Resources, Ltd. in Hong Kong to reflect the company’s China-focus. From April 2003 to January 2004, Mr. Robinson was the New Business Development manager of China Strategic, Ltd., another Hong Kong-based consulting company, and was stationed in Shanghai.

Paul F. Manning. From March 2002 to June 2007, Mr. Manning was project manager and card services consultant for Cardtrend International Inc., formerly Asia Payment Systems, Inc., a corporation that filed reports with the SEC pursuant to section 13 of the Securities Exchange Act of 1934 and was traded on the Pink Sheets under the symbol CDTR. During Mr. Manning’s employment at Cardtrend, Cardtrend was engaged in the business of implementing a credit card transaction operation in China. Other than our board of directors, Mr. Manning has not been a member of the board of directors of any corporations during the last five years. Mr. Manning holds the degree of Bachelor of Science in mathematics and economics from the University of Rhode Island. Mr. Manning was granted his degree in Applied Mathematics and Applied Economics.

Identification of Significant Employees

We have no significant employees other than: Matthew Mecke, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and a Director; Anthony Robinson, a Director; and Paul F. Manning, a Director, all of whom are not considered employees.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended August 31, 2010, Forms 5 and any amendments thereto furnished to us with respect to the year ended August 31, 2010, and the representations made by the reporting persons to us, we believe that during the year ended August 31, 2010, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Audit Committee and Audit Committee Financial Expert

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

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, respectively.  A written copy of the Code is available on written request to the Company.

Involvement in Certain Legal Proceedings

During the last five years no director, executive officer, promoter or control person of the Company has had or has been subject to:

(1)

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

(3)

any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

being found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation of Officers

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the most recent three years is as follows:

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Other Incentive Compensation	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Matthew Mecke (1) Chief Executive Officer and President	2010 2009	$32,000 $32,000	0 0	0 0	0 0	0 0	0 0	0 0	$32,000 $32,000

(1)

Mr. Mecke, the Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary of the Company, receives $4,000 per month which is converted into shares of the Company's common stock, such conversion was at a rate of $0.04 per share for a total of 800,000 shares issued to Mr. Mecke for the fiscal year end August 31, 2010.

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

Executive Officer Outstanding Equity Awards at Fiscal Year-End

There were no common share purchase options, stock awards or equity incentive plan awards held by our named executive officers that were outstanding as of August 31, 2010.

Option Exercises and Stock Vested

There were no options exercised or stock vested during the year ended August 31, 2010.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Director Compensation

Directors receive $12,312 compensation per annum for their participation as members of the Company's Board of Directors.  The following table shows the overall compensation earned for the 2010 fiscal year with respect to each person who was a director as of August 31, 2010.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Matthew Mecke, Director	—	—	—	—	—		—

Anthony Robinson, Director	$8,206	—	—	—	—		$8,206

Paul Manning, Director	$8,206	—	—	—	—		$8,206

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

(4)

Mr. Robinson is a member of the Company’s Board of Directors and received compensation in the amount of $1,026 per month which is converted into shares of the Company's common stock, such conversion was at a rate of $0.04 per share for a total of 205,200 shares issued to Mr. Robinson for the fiscal year end August 31, 2010.

(5)

Mr. Manning is a member of the Company’s Board of Directors and received compensation in the amount of $1,026 per month which is converted into shares of the Company's common stock, such conversion was at a rate of $0.04 per share for a total of 205,200 shares issued to Mr. Manning for the fiscal year end August 31, 2010.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of November 9, 2010: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of November 9, 2010 there were 54,521,221 shares of our common stock outstanding:

	Common Stock
Name and Address of Beneficial Owner	Beneficial Ownership (1)	Percent of Class(1)

Directors and Named Executive Officers
Matthew Mecke (2)	1,450,836	2.66%
Anthony Robinson (2)	492,480	*
Paul Manning (2)	521,698	*
Officers and Directors as a Group	2,465,014	4.52%

Other Beneficial Owners
Kellwood Group Limited(3)	16,960,000	31.11%

Total	19,425,014	35.62%

*Indicates less than 1%.

 (1) Applicable percentage of ownership is based on 54,521,221 shares of common stock outstanding on August 31, 2010. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of November 9, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of November 9, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

(2) Address of the referenced individual is c/o Sino Payments, Inc., Unit T25, GF Bangkok Bank Building 18 Bonham Strand West, Sheung Wan, Hong Kong.

(3) Mr. David Fiddes holds investment and voting control over the shares beneficially owned by Kellwood Group Limted.

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Independence

Mr. Robinson and Mr. Manning are each independent Directors.  Our Board of Directors uses the following criteria to determine whether a Director is independent:  (1) the independence requirements of the NASDAQ Stock Market; (2) a “non-employee director” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “1934 Act”); and (3) an “outside director” under the regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Related Party Transactions

None.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

On December 17, 2009, the Company appointed M&K CPAS, PLLC as the Company’s independent auditor.  The Company’s prior independent auditors were Malone & Bailey, LLP. For the years ended August 31, 2010 and 2009, we incurred fees as discussed below.

	Fiscal year ended August 31, 2010	Fiscal year ended August 31, 2009
Audit Fees	$5,475	$12,000
Audit Related Fees	$ -	$ -
Tax Fees	$ -	$ -
All Other Fees	$ -	$ -
TOTAL	$5,475	$12,000

Audit Fees

During the fiscal year ended August 31, 2010, we incurred approximately $5,475 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2010.

During the fiscal year ended August 31, 2009, we incurred approximately $12,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2009.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2010 and 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $nil.

Tax Fees

The aggregate fees billed during the fiscal year ended August 31, 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $nil.

All Other Fees

The aggregate fees billed during the fiscal year ended August 31, 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $nil.

PART IV

ITEM 15.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on November 19, 2007.
3.01a	Restated Articles of Incorporation	Incorporated by reference to our Current Report Form 8-K filed with the SEC on December 3, 2008.
3.02	Bylaws	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on November 19, 2007.
4.01	2009 Stock Incentive Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
10.01	Memorandum of Understanding between Sino Payments, Inc. and BCS Holdings, Inc. dated May 26, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.02	Services Agreement between Sino Payments, Inc. and PowerE2E dated April 24, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.03	Pay Sourcing Agreement between Sino Payments, Inc. and PAY.ON Asia Ltd. dated September 22, 2009	Filed with the SEC on September 29, 2009 as part of our Current Report on Form 8-K.
10.04	Reseller Agreement between Sino Payments, Inc. and eNETS Hong Kong, Ltd. dated September 29, 2009	Filed with the SEC on October 6, 2009 as part of our Current Report on Form 8-K.
10.05	Convertible Note issued to Matthew Mecke dated November 12, 2009	Filed with the SEC on November 20, 2009 as part of our Current Report on Form 8-K.
10.06	Convertible Note issued to Matthew Mecke dated November 12, 2009	Filed with the SEC on November 20, 2009 as part of our Current Report on Form 8-K.
10.07	Agency Agreement between Sino Payments, Inc. and Valitor dated January 13, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.08	Agency Agreement between Sino Payments, Inc. and Payvision dated January 19, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.09	Line of Credit Note between Sino Payments, Inc. and Moon Gate Limited dated June 4, 2010	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on July 20, 2009 as part of our Quarterly Report on Form 10-Q.
16.01	Letter of Agreement from Malone and Bailey, PC dated December 18, 2009	Filed with the SEC on December 23, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.02	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the December 14, 2010.

Sino Payments, Inc.

By:
/s/_Matthew Mecke_____________
Matthew Mecke CEO, CFO and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Sino Payments, Inc. and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Matthew Mecke	CEO, CFO and Chairman of the Board	December 14, 2010
Matthew Mecke

/s/ Anthony Robinson	Director	December 14, 2010
Anthony Robinson

/s/ Paul Manning	Director	December 14, 2010
Paul Manning

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the Company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the Company’s last fiscal year has been sent to any of the Company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the Company will furnish copies of such material to the Commission at the time it is sent to security holders.