Form 10-Q
period 2010-11-30
SINO PAYMENTS, INC.
filed 2011-01-19
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

877-205-6270

(Registrant’s telephone number)

with a copy to:

Carrillo, Huettel & Zouvas, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      . (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      . No   X  .

As of January 19, 2011, there were 54,521,221 shares of the registrant’s $.00001 par value common stock issued and outstanding.

SINO PAYMENTS, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Sino Payments, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “SNPY”, “we”, “us” and “our” are references to Sino Payments, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO PAYMENTS, INC.

(A Development Stage Company)

Financial Statements

(unaudited)

November 30, 2010

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Balance Sheets

(unaudited)

	November 30, 2010 $	August 31, 2010 $

ASSETS

Current Assets

Cash	10	10

Total Current Assets	10	10

Investment in joint venture	10,000	–

Total Assets	10,010	10

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	88,074	73,142
Accrued liabilities	119,375	90,346
Due to related party	8,828	8,828
Loan payable	14,332	14,332

Total Liabilities	230,609	186,648

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 54,521,221 shares issued and outstanding	545	545

Additional paid-in capital	741,932	741,932

Common stock issuable	10,000	–

Deficit accumulated during the development stage	(973,076)	(929,115)

Total Stockholders’ Deficit	(220,599)	(186,638)

Total Liabilities and Stockholders’ Deficit	10,010	10

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Statements of Expenses

(unaudited)

	For the Three Months Ended	For the Three Months Ended	Accumulated from June 26, 2007 (Date of Inception)
	November 30,	November 30,	to November 30,
	2010	2009	2010
	$	$	$

Operating Expenses

General and administrative	43,491	61,556	962,299

Total Operating Expenses	43,491	61,556	962,299

Other Expense

Interest expense	470	186	2,807
Loss on settlement of debt	–	2,500	7,970

Net loss	(43,961)	(64,242)	(973,076)

Net loss per share, basic and diluted	–	–

Weighted average number of shares outstanding	54,521,221	44,126,257

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the	For the	Accumulated from
	Three Months Ended	Three Months Ended	June 26, 2007 (Date of Inception)
	November 30,	November 30,	to November 30,
	2010	2009	2010
	$	$	$

Operating Activities

Net loss for the period	(43,961)	(64,242)	(973,076)

Adjustments to reconcile net loss to net cash used
In operating activities:
Accretion expense	–	3,150	3,600
Loss on settlement of debt	–	2,500	7,970
Shares issued for services	–	7,500	608,845
Warrants issued for services	–	2,938	2,938

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	43,961	35,050	207,671

Net cash used in operating activities	–	(13,104)	(142,052)

Financing Activities

Proceeds from issuance of common stock	–	–	81,130
Proceeds from convertible notes payable	–	–	7,200
Proceeds from promissory note payable	–	12,203	30,535
Proceeds from related parties, net	–	1,036	23,19

Net cash provided by financing activities	–	13,239	142,062

Increase (Decrease) in cash	–	135	10

Cash, beginning of period	10	7	–

Cash, end of period	10	142	10

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash investing and financing activities:

Beneficial conversion expense of convertible notes	–	3,150	3,600
Shares issuable for joint venture	10,000	–	10,000

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2010

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2010, the Company has not generated revenues, has a working capital deficiency of $230,599 and has accumulated losses totaling $973,076 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2010

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

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2010

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2010

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

j)

Recent Accounting Pronouncements-continued

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

3.

Investment in Joint Venture

On November 26, 2010, the Company entered into a joint venture agreement with TAP Investments Group Limited (TAP) and agreed to issue 1,000,000 common shares of the Company in exchange for 51% interest of TAP.  The joint venture company, TAP ePayment Services (HK) Ltd., will provide e-payment services whereby the Company will provide access for full use of its e-commerce platform and TAP will provide management of the joint venture company.  As at November 30, 2010, the common shares have not been issued and have been valued using the market price on the date of the agreement.

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2010

(unaudited)

4.

Loan Payable

During the year ended August 31, 2010, the Company entered into a line of credit with an unrelated party for a maximum amount of $150,000, unsecured, due interest at 8% per annum, and due on demand. As at November 30, 2010, the Company owed $14,332 (August 31, 2010 - $14,332) on the line of credit. During the period ended November 30, 2010, the Company recorded accrued interest of $286 (November 30, 2009 - $nil).

5.

Related Party Transactions

a)

As at November 30, 2010, the Company owed $1,452 (August 31, 2010 – $1,452) to the President of the Company for payment of general operating expenditures. The amounts are unsecured, non-interest bearing, and due on demand.

b)

As at November 30, 2010, the Company owes $7,376 (August 31, 2010 - $7,376) to a Director of the Company for payment of general operating expenditures. The amounts owing are unsecured, non-interest bearing, and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below.  These factors may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	November 30,	August 31,
	2010 $	2010 $
Current Assets	10	10
Current Liabilities	230,609	186,648
Working Capital Deficit	(230,599)	(186,638)

Cash Flows

	Three months Ended	Three months Ended
	November 30, 2010 $	November 30, 2009 $
Cash Flows from (used in) Operating Activities	-	(13,104)
Cash Flows from (used in) Financing Activities	-	13,239
Net Increase (decrease) in Cash During Period	-	135

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended November 30, 2010 was $43,491 compared with $61,556 for the three months ended November 30, 2009.  The decrease in operating expenditures was attributed to technical services incurred on the Company’s credit card agreements in the prior year that were not incurred in the current period.  Furthermore, the Company incurred accretion expense for beneficial conversion of convertible debentures and stock-based compensation for issuance of warrants during the period ended November 30, 2009 that were not incurred during the period ended November 30, 2010.

Net loss for the three months ended November 30, 2010 was $43,961 compared with $64,242 for the three months ended November 30, 2009.  The decrease in net loss was attributed to the differences noted in operating expenses.

 Liquidity and Capital Resources

As at November 30, 2010, the Company’s cash balance was $10 compared to $10 as at August 31, 2010 and its total assets were $10,010 compared with $10 as at August 31, 2010.  The increase in total assets is attributed to issuable common stock relating to a joint venture investment for which the Company is to issue 1,000,000 common shares with a fair value of $10,000.  The value of the common stock was based on the end-of-day trading price on the date of the joint venture agreement.

As at November 30, 2010, the Company had total liabilities of $230,609 compared with total liabilities of $186,648 as at August 31, 2010.  The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $43,961 due to the lack of sufficient cash flow for the Company to repay its obligations on a timely basis, including management fees of $18,000 to officers and directors of the Company during the three months ended November 30, 2010.

As at November 30, 2010, the Company had a working capital deficit of $230,599 compared with a working capital deficit of $186,638 as at August 31, 2010.  The increase in working capital deficit was attributed to day-to-day obligations of the Company that are unpaid given the fact that the Company lacks sufficient cash flow to repay its debts on a timely basis.

Cashflow from Operating Activities

During the three months ended November 30, 2010, the Company used $nil of cash for operating activities compared to the use of $13,104 of cash for operating activities during the three months ended November 30, 2009. During the period, the Company incurred $43,961 of operating expenditures which were all recorded in accounts payable given the fact that the Company lacked the cash flow to repay its general obligations and did not complete any cash investing or financing activities.

Cashflow from Investing Activities

During the three months ended November 30, 2010 and 2009, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the three months ended November 30, 2010, the Company received $nil of cash from financing activities compared to $13,239 for the three months ended November 30, 2009.  During the period ended November 30, 2010, the Company did not secure any cash financing to repay its obligations.

Quarterly Developments

On September 24, 2010, the Company signed a Letter of Intent (the "LOI") with Tap Group to form a joint venture company in Hong Kong (the "Joint Venture") for the purpose of both companies jointly providing card processing services to international retail clients.  Per the LOI, the Company will issue 1,000,000 shares of its common stock to the Tap Group in exchange for 51% ownership in the Joint Venture.  Tap Group will own the remaining 49% of the Joint Venture.

Subsequent Developments

On November 26, 2010, the Company entered into a Joint Venture Establishment Agreement with Tap Group whereby the parties agreed to form and jointly own the Joint Venture in Hong Kong in order to accumulate regional retailer card processing projects in Asia in which Tap Group already has existing customer relationships.

On December 8, 2010, the Company signed a Memorandum of Understanding with Tap Group to start the process of determining the feasibility of merging Tap Group and its subsidiaries into the Company in order to cooperate in the growth of their businesses throughout Asia.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.  Please refer to our Annual Report on Form 10-K as filed with the SEC on January 13, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2010, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

Changes in Internal Control Over Financial Reporting

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 19, 2007.
3.01a	Restated Articles of Incorporation	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2008.
3.02	Bylaws	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 19, 2007.
4.01	2009 Stock Incentive Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
10.01	Memorandum of Understanding between Sino Payments, Inc. and BCS Holdings, Inc. dated May 26, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.02	Services Agreement between Sino Payments, Inc. and Power E2E dated April 24, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.03	Pay Sourcing Agreement between Sino Payments, Inc. and Pay.On Asia Ltd. dated September 22, 2009	Filed with the SEC on September 29, 2009 as part of our Current Report on Form 8-K.
10.04	Reseller Agreement between Sino Payments, Inc. and eNETS Hong Kong, Ltd. dated August 3, 2009	Filed with the SEC on October 6, 2009 as part of our Current Report on Form 8-K.
10.05	Convertible Note issued to Matthew Mecke dated November 12, 2009	Filed with the SEC on November 20, 2009 as part of our Current Report on Form 8-K.
10.06	Convertible Note issued to Matthew Mecke dated November 12, 2009	Filed with the SEC on November 20, 2009 as part of our Current Report on Form 8-K.
10.07	Agency Agreement between Sino Payments, Inc. and Valitor dated January 13, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.08	Agency Agreement between Sino Payments, Inc. and Payvision dated January 19, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.10	Letter of Intent between Sino Payments, Inc. and Tap Group dated September 24, 2010.	Filed with the SEC on October 20, 2010 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on July 20, 2009 as part of our Quarterly Report on Form 10-Q.
16.01	Letter of Agreement for Malone and Bailey, PC dated December 23, 2009	Filed with the SEC on December 23, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO PAYMENTS, INC.

Dated: January 19, 2011

By:

 /s/ Matthew Mecke

MATTHEW MECKE

President and CEO