Form 10-Q/A
period 2010-11-30
SINO PAYMENTS, INC.
filed 2011-04-04
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q/A

Amendment No. 1

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

(Not required) Yes      . No      .

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

Yes      . No   X  .

As of December 31, 2010, there were 54,521,221 shares of the registrant’s $.00001 par value common stock issued and outstanding.

EXPLANATORY NOTE:  This Amended Quarterly Report on Form 10-Q/A is being filed to include a copy of the Joint Venture Agreement between Sino Payments, Inc. and TAP Investments Group Limited as Exhibit 10.10, which was mistakenly and inadvertently omitted from our Quarterly Report on Form 10-Q for the period ended November 30, 2010, as filed with the Securities and Exchange Commission on January 19, 2011.  There are no other changes.

ITEM 6. EXHIBITS

The following exhibits are filed with this Amended Quarterly Report on Form 10-Q/A:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 19, 2007.
3.01a	Restated Articles of Incorporation	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2008.
3.02	Bylaws	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 19, 2007.
4.01	2009 Stock Incentive Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
10.01	Memorandum of Understanding between Sino Payments, Inc. and BCS Holdings, Inc. dated May 26, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.02	Services Agreement between Sino Payments, Inc. and Power E2E dated April 24, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.03	Pay Sourcing Agreement between Sino Payments, Inc. and Pay.On Asia Ltd. dated September 22, 2009	Filed with the SEC on September 29, 2009 as part of our Current Report on Form 8-K.
10.04	Reseller Agreement between Sino Payments, Inc. and eNETS Hong Kong, Ltd. dated August 3, 2009	Filed with the SEC on October 6, 2009 as part of our Current Report on Form 8-K.
10.05	Convertible Note issued to Matthew Mecke dated November 12, 2009	Filed with the SEC on November 20, 2009 as part of our Current Report on Form 8-K.
10.06	Convertible Note issued to Matthew Mecke dated November 12, 2009	Filed with the SEC on November 20, 2009 as part of our Current Report on Form 8-K.
10.07	Agency Agreement between Sino Payments, Inc. and Valitor dated January 13, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.08	Agency Agreement between Sino Payments, Inc. and Payvision dated January 19, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.09	Letter of Intent between Sino Payments, Inc. and Tap Group dated September 24, 2010.	Filed with the SEC on October 20, 2010 as part of our Current Report on Form 8-K.
10.10	Joint Venture Agreement between Sino Payments, Inc. and Tap Investments Group Limited dated November 26, 2010.	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on July 20, 2009 as part of our Quarterly Report on Form 10-Q.
16.01	Letter of Agreement for Malone and Bailey, PC dated December 23, 2009	Filed with the SEC on December 23, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO PAYMENTS, INC.

Dated: April 1, 2011

By:

/s/ Matthew Mecke

MATTHEW MECKE

President and CEO

4