Form 10-Q
period 2011-02-28
SINO PAYMENTS, INC.
filed 2011-04-19
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

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

Yes      . No  X .

As of April 19, 2011, there were 65,212,842 shares of the registrant’s $.00001 par value common stock issued and outstanding.

SINO PAYMENTS, INC. *

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SINO PAYMENTS, INC.

(A Development Stage Company)

Financial Statements

(unaudited)

February 28, 2011

SINO PAYMENTS, INC.

(A Development Stage Company)

Balance Sheets

(unaudited)

	February 28, 2011 $	August 31, 2010 $

ASSETS

Current Assets

Cash	10	10

Total Current Assets	10	10

Investment in joint venture	10,000	–

Total Assets	10,010	10

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	76,633	73,142
Accrued liabilities	66,708	90,346
Due to related party	7,376	8,828
Loan payable	5,000	14,332

Total Liabilities	155,717	186,648

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 54,521,221 shares issued and outstanding	545	545

Additional paid-in capital	741,932	741,932

Common stock issuable	177,547	–

Deficit accumulated during the development stage	(1,065,731)	(929,115)

Total Stockholders’ Deficit	(145,707)	(186,638)

Total Liabilities and Stockholders’ Deficit	10,010	10

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Statements of Expenses

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	Accumulated from June 26, 2007 (Date of Inception)
	February 28,	February 28,	February 28,	February 28,	to February 28,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Operating Expenses

General and administrative	92,056	125,618	135,547	187,174	1,054,355

Total Operating Expenses	92,056	125,618	135,547	187,174	1,054,355

Other Expense

Interest expense	222	183	692	369	3,029
Loss on settlement of debt	377	5,470	377	7,970	8,347

Net loss	(92,655)	(131,271)	(136,616)	(195,513)	(1,065,731)

Net loss per share, basic and diluted	–	–	–	–

Weighted average number of shares outstanding	54,521,221	51,660,412	54,521,221	50,001,491

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the Six Months Ended February 28, 2011 $	For the Six Months Ended February 28, 2010 $	Accumulated from June 26, 2007 (Date of Inception) to February 28, 2011 $

Operating Activities

Net loss for the period	(136,616)	(195,513)	(1,065,731)

Adjustments to reconcile net loss to net cash used In operating activities:
Accretion expense	–	3,150	3,600
Loss on settlement of debt	377	7,970	8,347
Shares issuable for settlement of services	52,575	–	52,575
Shares issued for services	–	138,367	608,845
Warrants issued for services	–	2,938	2,938

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	74,682	36,164	238,392

Net cash used in operating activities	(8,982)	(17,224)	(151,034)

Financing Activities

Proceeds from issuance of common stock	–	–	81,130
Proceeds from convertible notes payable	–	–	7,200
Proceeds from promissory note payable	8,982	16,203	39,517
Proceeds from related parties, net	–	1,036	23,197

Net cash provided by financing activities	8,982	17,239	151,044

Increase (Decrease) in cash	–	15	10

Cash, beginning of period	10	7	–

Cash, end of period	10	22	10

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash investing and financing activities:

Beneficial conversion expense of convertible notes	–	3,150	3,600
Shares issuable for joint venture	10,000	–	10,000

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2011

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2011, the Company has not generated revenues, has a working capital deficiency of $155,707 and has accumulated losses totaling $1,065,731 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2011

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2011

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

February 28, 2011

(unaudited)

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

3

Investment in Joint Venture

On November 26, 2010, the Company entered into a joint venture agreement with TAP Investments Group Limited (TAP) and agreed to issue 1,000,000 common shares of the Company in exchange for 51% interest of TAP.  As at February 28, 2011, the common shares have not been issued.

4.

Loan Payable

On January 10, 2011, the Company entered into a line of credit with an unrelated party for a maximum amount of $100,000, unsecured, due interest at 8% per annum, and due on demand.  As at February 28, 2011, the Company owed $5,000 (August 31, 2010 - $nil) on the line of credit.  During the period ended February 28, 2011, the Company recorded accrued interest of $35 (February 28, 2010 - $nil).

During the year ended August 31, 2010, the Company entered into a line of credit with an unrelated party for a maximum amount of $150,000, unsecured, due interest at 8% per annum, and due on demand.  As at February 28, 2011, the Company owed $nil (August 31, 2010 - $14,332) on the line of credit.  During the period ended February 28, 2011, the Company recorded accrued interest of $510 (February 28, 2010 - $nil).

5.

Common Shares

All common share issuances for non-cash purposes are valued using the end-of-day trading price based on the date that the shares were issued or authorized by management, unless otherwise indicated.

a)

On January 28, 2011, the Company authorized the issuance of 2,656,250 common shares for consulting services with a fair value of $53,125.  As at February 28, 2011, the shares have not been issued.

b)

On January 24, 2011, the Company authorized the issuance of 2,553,971 common shares to directors and officers with a fair value of $65,127 to settle outstanding balances owing of $66,071 resulting in a gain on settlement of debt of $944. As at February 28, 2011, the shares have not been issued.

c)

On December 10, 2010, the Company authorized the issuance of 4,481,400 common shares with a fair value of $49,295 to settle outstanding notes payable and accrued interest of $18,824 at $0.01 per common share, and consulting services of $29,150, resulting in a loss on settlement of debt of $1,321.  As at February 28, 2011, the shares have not been issued.

d)

On December 10, 2010, the Company authorized the issuance of 1,000,000 common shares with a fair value of $10,000 as part of their interest in the joint venture agreement, as noted in Note 3. As at February 28, 2011, the shares have not been issued.

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2011

(unaudited)

6.

Related Party Transactions

a)

As at February 28, 2011, the Company owed $nil (August 31, 2010 – $1,452) to the President of the Company for payment of general operating expenditures.  The amounts are unsecured, non-interest bearing, and due on demand.

b)

As at February 28, 2011, the Company owes $7,376 (August 31, 2010 - $7,376) to a Director of the Company for payment of general operating expenditures.  The amounts owing are unsecured, non-interest bearing, and due on demand.

7.

Subsequent Events

a)

On March 28, 2011, the Company issued 8,137,650 common shares relating to the issuances noted in Notes 5(a), (c), and (d).

b)

On April 1, 2011, the Company issued 2,553,971 common shares relating to the issuances noted in Note 5(b).

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	February 28,	August 31,
	2011 $	2010 $
Current Assets	10	10
Current Liabilities	155,717	186,648
Working Capital Deficit	155,707	(186,638)

Cash Flows

	Six months ended	Six months ended
	February 28, 2011 $	February 28, 2010 $
Cash Flows from (used in) Operating Activities	(8,982)	(17,224)
Cash Flows from (used in) Financing Activities	8,982	17,239
Net Increase (decrease) in Cash During Period	-	15

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three and six months ended February 28, 2011 was $92,056 and $135,547 respectively compared with $125,618 and $187,174 for the three months and six months ended February 28, 2010. The decrease in operating expenditures was attributed to technical services incurred on the Company’s credit card agreements in the prior year that were not incurred in the current period.  Furthermore, the Company incurred accretion expense for beneficial conversion of convertible debentures and stock-based compensation for issuance of warrants during the period ended February 28, 2010 that were not incurred during the period ended February 28, 2011.

Net loss for the six months ended February 28, 2011 was $136,616 compared with $195,513 for the six months ended February 28, 2010.  The decrease in net loss was attributed to the differences noted in operating expenses.

Liquidity and Capital Resources

As at February 28, 2011, the Company’s cash balance was $10 compared to $10 as at August 31, 2010 and its total assets were $10,010 compared with $10 as at August 31, 2010.  The increase in total assets is attributed to issuable common stock relating to a joint venture investment for which the Company is to issue 1,000,000 common shares with a fair value of $10,000.  The value of the common stock was based on the end-of-day trading price on the date of the joint venture agreement.

As at February 28, 2011, the Company had total liabilities of $155,717 compared with total liabilities of $186,648 as at August 31, 2010.  The decrease in total liabilities was attributed to decreases in accounts payable and accrued liabilities of $20,147 due to the lack of sufficient cash flow for the Company to repay its obligations on a timely basis, and decrease of $9,332 in notes payable due to repayment and settlement of existing notes payable during the period.

As at February 28, 2011, the Company had a working capital deficit of $155,707 compared with a working capital deficit of $186,638 as at August 31, 2010.  The increase in working capital deficit was attributed to day-to-day obligations of the Company that are unpaid given the fact that the Company lacks sufficient cash flow to repay its debts on a timely basis.

Cashflow from Operating Activities

During the six months ended February 28, 2011, the Company used $8,982 of cash for operating activities compared to the use of $17,224 of cash for operating activities during the six months ended February 28, 2010. During the period, the Company incurred $136,616 of operating expenditures of which the majority comprised of unpaid obligations or expenses due to settlement with common shares.

Cashflow from Investing Activities

During the six months ended February 28, 2011, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the six months ended February 28, 2011, the Company received $8,982 of cash from financing activities compared to $17,239 for the six months ended February 28, 2010.  During the period ended February 28, 2011, the Company received net proceeds of $8,982 from a promissory note payable that is unsecured, due interest at 8% per annum, and due on demand.

Quarterly Developments

On December 8, 2010, the Company signed a Memorandum of Understanding with TAP Group to discuss and negotiate a potential merger of Tap Group and its subsidiaries into the Company in a cooperative effort to grow their businesses throughout Asia.

Subsequent Developments

On March 17, 2011, the Company issued a press release announcing that it has received a 5-year service agreement to provide IP transaction processing for credit and debit card sales of SOGO Department Stores, one of the largest and most preferred shopping destinations in Hong Kong and Shanghai.

On March 28, 2011, the Company issued a press release announcing that it has received a service agreement from venture partner TAP Group through the Company’s subsidiary TAP e-Payment Services (HK) Ltd., to provide electronic funds processing integration services to A.S. Watson for stores in Hong Kong and Shanghai.

On March 30, 2011, the Company issued a press release announcing that it has received a service agreement from venture partner TAP Group through the Company’s subsidiary TAP e-Payment Services (HK) Ltd., to provide electronic funds processing integration services to PARK n SHOP for stores in China.

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

Recently Issued Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company adoption of provisions of ASU 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.  Please refer to our Annual Report on Form 10-K as filed with the SEC on January 13, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2011, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.   Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.   Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   [REMOVED AND RESERVED]

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on November 19, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on November 19, 2007 as part of our Registration Statement on Form SB-2.
4.01	2009 Stock Incentive Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
10.01	Memorandum of Understanding between Sino Payments, Inc. and BCS Holdings, Inc. dated May 26, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.02	Services Agreement between Sino Payments, Inc. and PowerE2E China dated April 24, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.03	Pay Sourcing Agreement between Sino Payments, Inc. and PAY.ON Asia, Ltd. dated September 22, 2009	Filed with the SEC on September 29, 2009 as part of our Current Report on Form 8-K.
10.04	Reseller Agreement between Sino Payments, Inc. and eNETS Hong Kong, Ltd. dated August 3, 2009	Filed with the SEC on October 6, 2009 as part of our Current Report on Form 8-K.
10.05	Form of Convertible Note between Sino Payments, Inc. and Matthew Mecke dated November 12, 2009	Filed with the SEC on November 20, 2009 as part of our Current Report on Form 8-K.
10.06	Agency Agreement between Sino Payments, Inc. and Valitor dated January 13, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.07	Agency Agreement between Sino Payments, Inc. and Payvision dated January 19, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.08	Line of Credit Note between Sino Payments, Inc. and Moon Gate Limited dated June 4, 2010	Filed with the SEC on June 17, 2010 as part of our Current Report on Form 8-K.
10.09	Letter of Intent between Sino Payments, Inc. and Tap Group dated September 24, 2010	Filed with the SEC on October 20, 2010 as part of our Current Report on Form 8-K.
10.10	Line of Credit Note between Sino Payments, Inc. and TAP Group dated January 10, 2011	Filed with the SEC on February 7, 2011 as part of our Current Report on Form 8-K.
10.11	Joint Venture Agreement between Sino Payments, Inc. and Tap Investments Group Limited dated November 26, 2010	Filed with the SEC on April 4, 2011 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on July 20, 2009 as part of our Quarterly Report on Form 10-Q.
16.01	Letter of Agreement from Malone and Bailey, LLP dated December 18, 2009	Filed with the SEC on December 23, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO PAYMENTS, INC.

Dated: April 19, 2011

By:

/s/ Matthew Mecke

Matthew Mecke

President and CEO