Form 10-Q
period 2011-05-31
SINO PAYMENTS, INC.
filed 2011-07-20
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Yes      . No   X  .

As of July 12, 2011, there were 72,000,000 shares of the registrant’s $.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SINO PAYMENTS, INC.

(A Development Stage Company)

Financial Statements

(unaudited)

May 31, 2011

SINO PAYMENTS, INC.

(A Development Stage Company)

Balance Sheets

(unaudited)

	May 31, 2011 $	August 31, 2010 $

ASSETS

Current Assets

Cash	1	10

Total Current Assets	1	10

Investment in joint venture	24,999	–

Total Assets	25,000	10

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	91,990	73,142
Accrued liabilities	12,133	90,346
Due to related party	4,876	8,828
Loan payable	8,749	14,332

Total Liabilities	117,748	186,648

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 72,000,000 and 54,521,221 shares issued and outstanding, respectively	720	545

Additional paid-in capital	1,062,062	741,932

Deficit accumulated during the development stage	(1,155,530)	(929,115)

Total Stockholders’ Deficit	(92,748)	(186,638)

Total Liabilities and Stockholders’ Deficit	25,000	10

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	Accumulated from June 26, 2007 (Date of Inception)
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	-	-	-	–	-

Gain on joint venture	14,999	-	14,999	-	14,999

Operating Expenses

General and administrative	57,274	56,421	192,821	243,595	1,111,629

Total Operating Expenses	57,274	56,421	192,821	243,595	1,111,629

Operating loss	(42,475)	(56,421)	(177,822)	(243,595)	(1,096,630)

Other Expense

Interest expense	325	186	1,017	555	3,354
Loss on settlement of debt	47,199	-	47,576	7,970	55,546

Net loss	(83,349)	(56,235)	(226,415)	(252,120)	(1,155,530)

Net loss per share, basic and diluted	–	–	–	–

Weighted average number of shares outstanding	63,333,732	53,310,821	57,491,005	55,116,723

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended May 31, 2011 $	For the Nine Months Ended May 31, 2010 $	Accumulated from June 26, 2007 (Date of Inception) to May 31, 2011 $

Operating Activities

Net loss for the period	(226,415)	(252,120)	(1,155,530)

Adjustments to reconcile net loss to net cash used In operating activities:
Accretion expense	–	3,150	3,600
Loss on settlement of debt	49,199	7,970	55,546
Shares issued for services	244,261	138,367	853,106
Gain on joint venture	(14,999)	-	(14,999)
Warrants issued for services	–	2,938	2,938

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(55,229)	76,491	108,481
Due to related parties	(3,952)	–	(3,952)

Net cash used in operating activities	(8,758)	(24,004)	(150,810)

Financing Activities

Proceeds from issuance of common stock	–	–	81,130
Proceeds from convertible notes payable	–	–	7,200
Proceeds from promissory note payable	8,749	23,035	39,284
Proceeds from related parties, net	–	971	23,197

Net cash provided by financing activities	8,749	24,006	150,811

Increase (Decrease) in cash	(9)	2	1

Cash, beginning of period	10	8	–

Cash, end of period	1	10	1

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash investing and financing activities:

Beneficial conversion expense of convertible notes	–	3,150	3,600
Shares issued for joint venture	10,000	–	10,000
Shares issued to settle notes payable	18,314	22,703	41,017

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2011

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2011, the Company has not generated revenues, has a working capital deficiency of $117,747 and has accumulated losses totaling $1,155,530 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

May 31, 2011

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

e)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

g)

Revenue Recognition

The Company recognizes revenue from its processing services in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2011

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2011 and August 31, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)

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

j)

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

k)

Recent Accounting Pronouncements

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

3.

Investment in Joint Venture

On November 26, 2010, the Company entered into a joint venture agreement with TAP Investments Group Limited (TAP) and agreed to issue 1,000,000 common shares of the Company with a fair value of $10,000 in exchange for 51% interest of TAP. During the period ended May 31, 2011, the Company earned $14,999 of net income from its interest in the joint venture.

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2011

(unaudited)

4.

Loan Payable

a)

As at May 31, 2011, the Company owes $8,749 (2010 - $nil) to TAP for payment of operating expenditures.  The amount owing is unsecured, due interest at 8% per annum, and due on demand.  Accrued interest of $153 has been recorded in accrued liabilities.

b)

As at May 31, 2011, the Company owes $nil (2010 - $14,332) to a non-related party.  The amounts owing are unsecured, due interest at 10% per annum, and due on demand.  On December 10, 2010, the Company settled the outstanding principal balance and accrued interest of $4,492 with the issuance of common shares.  Refer to Note 5(e).

5.

Common Shares

All common share issuances for non-cash purposes are valued using the end-of-day trading price based on the date that the shares were issued or authorized by management, unless otherwise indicated.

a)

On May 11, 2011, the Company issued 5,827,158 common shares with a fair value of $123,404 to settle outstanding services of $76,205 resulting in a loss on settlement of debt of $47,199.

b)

On May 10, 2011, the Company issued 960,000 common shares with a fair value of $19,400 to settle outstanding directors’ fees.

c)

On January 28, 2011, the Company authorized the issuance of 2,656,250 common shares with a fair value of $53,125.  The common shares were issued on March 28, 2011.

d)

On January 24, 2011, the Company authorized the issuance of 2,553,971 common shares to directors and officers with a fair value of $65,127 to settle outstanding balances owing of $66,071 resulting in a gain on settlement of debt of $944. The common shares were issued on April 1, 2011.

e)

On December 10, 2010, the Company authorized the issuance of 4,481,400 common shares with a fair value of $49,295 to settle outstanding notes payable and accrued interest of $18,824 at $0.01 per common share, and consulting services of $29,150, resulting in a loss on settlement of debt of $1,321.  The common shares were issued on March 28, 2011.

f)

On December 10, 2010, the Company authorized the issuance of 1,000,000 common shares with a fair value of $10,000 as part of their interest in the joint venture agreement, as noted in Note 3. The common shares were issued on March 28, 2011.

6.

Related Party Transactions

As at May 31, 2011, the Company owes $4,876 (August 31, 2010 - $7,376) to a Director of the Company for payment of general operating expenditures.  The amounts owing are unsecured, non-interest bearing, and due on demand.

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

RESULTS OF OPERATIONS

Working Capital

	At May 31, 2011	At August 31, 2010

Current Assets	$1	$10
Current Liabilities	$117,902	$186,648
Working Capital Deficit	$(117,901)	$(186,638)

Cash Flows

	Nine months ended	Nine months ended
	May 31, 2011	May 31, 2010
Cash Flows from (used in) Operating Activities	$ (8,758)	$ (24,004)
Cash Flows from (used in) Financing Activities	$ 8,749	$ 24,006
Net Increase (decrease) in Cash During Period	$(9)	$ 2

Operating Revenues

During the three and nine months ended May 31, 2011, the Company recorded sales revenue from credit card processing services of $22,305.

Operating Expenses and Net Loss

Operating expenses for the three and nine months ended May 31, 2011 was $57,274 and $192,821 respectively compared with $56,421 and $243,595 for the three months and nine months ended May 31, 2010. The decrease in operating expenditures was attributed to technical services incurred on the Company’s credit card agreements in the prior year that were not incurred in the current period.  Furthermore, the Company incurred accretion expense for beneficial conversion of convertible debentures and stock-based compensation for issuance of warrants during the period ended May 31, 2010 that were not incurred during the period ended May 31, 2011.

Net loss for the nine months ended May 31, 2011 was $226,415 compared with $252,120 for the nine months ended May 31, 2010.  The decrease in net loss was attributed to the differences noted in operating expenses and the fact that the Company earned $14,999 from its 51% interest in the TAP joint venture.

Liquidity and Capital Resources

As at May 31, 2011, the Company’s cash balance was $1 compared to $10 as at August 31, 2010 and its total assets were $25,000 compared with $10 as at August 31, 2010.  The increase in total assets is attributed to issuable common stock relating to a joint venture investment for which the Company is to issue 1,000,000 common shares with a fair value of $10,000 and $14,999 as the net return on the joint venture project for the period ended May 31, 2011.  The value of the common stock was based on the end-of-day trading price on the date of the joint venture agreement.

As at May 31, 2011, the Company had total liabilities of $117,902 compared with total liabilities of $186,648 as at August 31, 2010.  The decrease in total liabilities was attributed to decreases in accounts payable and accrued liabilities of $59,211 due to the lack of sufficient cash flow for the Company to repay its obligations on a timely basis, and decrease of $5,583 in notes payable due to repayment and settlement of existing notes payable during the period.

As at May 31, 2011, the Company had a working capital deficit of $117,901 compared with a working capital deficit of $186,638 as at August 31, 2010.  The decrease in working capital deficit was attributed to the settlement of accounts payable and notes payable with the issuance of common shares in May 2011.

Cashflow from Operating Activities

During the nine months ended May 31, 2011, the Company was used $8,758 of cash for operating activities compared to the use of $24,004 of cash for operating activities during the nine months ended May 31, 2010. During the period, the Company earned $14,999 of interest in the joint venture and settled a significant number of accounts payable and notes payable with the issuance of common shares.

Cashflow from Investing Activities

During the nine months ended May 31, 2011, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the nine months ended May 31, 2011, the Company received $8,749 of cash from financing activities compared to $24,006 for the nine months ended May 31, 2010.  During the period ended May 31, 2011, the Company received net proceeds of $8,749 from a promissory note payable that is unsecured, due interest at 8% per annum, and due on demand.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.  Please refer to our Annual Report on Form 10-K as filed with the SEC on January 13, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2011, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

On May 2, 2011, the Company issued 640,000 shares of its common stock to Matthew Mecke for management services previously rendered to the Company.

On May 2, 2011, the Company issued 160,000 shares of its common stock to Paul Manning for management services previously rendered to the Company.

On May 2, 2011, the Company issued 160,000 shares of its common stock to Anthony Robinson for management services previously rendered to the Company.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on November 19, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on November 19, 2007 as part of our Registration Statement on Form SB-2.
4.01	2009 Stock Incentive Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
10.01	Memorandum of Understanding between Sino Payments, Inc. and BCS Holdings, Inc. dated May 26, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.02	Services Agreement between Sino Payments, Inc. and PowerE2E China dated April 24, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.03	Pay Sourcing Agreement between Sino Payments, Inc. and PAY.ON Asia, Ltd. dated September 22, 2009	Filed with the SEC on September 29, 2009 as part of our Current Report on Form 8-K.
10.04	Reseller Agreement between Sino Payments, Inc. and eNETS Hong Kong, Ltd. dated August 3, 2009	Filed with the SEC on October 6, 2009 as part of our Current Report on Form 8-K.
10.05	Form of Convertible Note between Sino Payments, Inc. and Matthew Mecke dated November 12, 2009	Filed with the SEC on November 20, 2009 as part of our Current Report on Form 8-K.
10.06	Agency Agreement between Sino Payments, Inc. and Valitor dated January 13, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.07	Agency Agreement between Sino Payments, Inc. and Payvision dated January 19, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.08	Line of Credit Note between Sino Payments, Inc. and Moon Gate Limited dated June 4, 2010	Filed with the SEC on June 17, 2010 as part of our Current Report on Form 8-K.
10.09	Letter of Intent between Sino Payments, Inc. and Tap Group dated September 24, 2010	Filed with the SEC on October 20, 2010 as part of our Current Report on Form 8-K.
10.10	Line of Credit Note between Sino Payments, Inc. and TAP Group dated January 10, 2011	Filed with the SEC on February 7, 2011 as part of our Current Report on Form 8-K.
10.11	Joint Venture Agreement between Sino Payments, Inc. and Tap Investments Group Limited dated November 26, 2010	Filed with the SEC on April 4, 2011 as part of our Quarterly Report on Form 10-Q/A.
10.12	Financial Framework Services Agreement between TAP e-Payment Services (HK) Limited and TAP Services (HK) Limited dated January 27, 2011	Filed with the SEC on April 19, 2011 as part of our Quarterly Report on Form 10-Q.
14.01	Code of Ethics	Filed with the SEC on July 20, 2009 as part of our Quarterly Report on Form 10-Q.
16.01	Letter of Agreement from Malone and Bailey, LLP dated December 18, 2009	Filed with the SEC on December 23, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO PAYMENTS, INC.

Dated: July 20, 2011

By:

/s/ Matthew Mecke

Matthew Mecke

President and CEO