Form 10-K
period 2011-08-31
SINO PAYMENTS, INC.
filed 2011-12-22
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-K

___________

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2011

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

Copy of all Communications to:

Carrillo Huettel, LLP

3033 Fifth Avenue, Suite 400

San Diego, CA 92103

Phone: 619-546-6100

Fax: 619-546-6060

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      .

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2011 was $654,450.51 based upon the price ($0.013) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of December 19, 2011, there were 72,000,000 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

Documents incorporated by reference: None

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

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company’s objective is to be a provider of Internet Protocol (IP) processing services in Asia to bank card-accepting merchants. We market our services to local merchants with regional retail locations across Asia Pacific as potential customers of its IP and related credit card and debit card processing systems. We offer interoperability through a highly-efficient infrastructure and exceptional knowledge of the IP processing market through our SinoPay GPP platform. The SinoPay GPP system facilitates the processing of all credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and will be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. Sino Payments intends to deploy the SinoPay GPP platform throughout Asia with a focus on China, Hong Kong, Thailand, Philippines, Malaysia, Korea, and Japan.

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

Revenue

We will generate revenue, if any, from three sources:

1)

Term Fee - By charging a fee for given services;

2)

Fixed Fee - By charging a fixed fee;

3)

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

Government Regulation

We are not currently subject to direct Chinese, federal, state or local regulations other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies.

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

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our offices are currently located at Unit T25, GF Bangkok Bank Building, 18 Bonham Strand West, Sheung Wan, Hong Kong and our telephone number is (877) 205-6270. This is the rental office that we maintain where we sublet desk space, telephone, office services and space for computer equipment. As of the date of this filing, we have not sought to move or change our office site.  Currently, we do not own any real property.

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

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since October 29, 2008, and we originally traded under the symbol “CHIJ.OB.” On December 17, 2008, we began trading under our current symbol of “SNPY.OB.” Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per fiscal quarter as reported by the OTCBB based on our fiscal year end August 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
First Quarter (Sept. 1, 2010 – Nov. 30, 2010)	$0.0395	$0.0085
Second Quarter (Dec. 1, 2010 – Feb. 28, 2011)	$0.031	$0.011
Third Quarter (Mar. 1, 2011 – May 31, 2011)	$0.025	$0.0076
Fourth Quarter (June 1, 2011 – Aug. 31, 2011)	$0.028	$0.005

Record Holders

As of August 31, 2011, an aggregate of 72,000,000 shares of our Common Stock were issued and outstanding and were owned by approximately 33 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

On November 24, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and among TIG Investments Group Limited, a Hong Kong Limited Company (“TIG”), and a majority of the stockholders of TIG (the “TIG Majority Stockholders”), whereby TIG shall issue 49 shares of Tap ePayment Services (HK) Limited (“TeP”) and other payment processing and financial framework project assets as set forth in the Share Exchange Agreement in exchange for fifty percent (50%) of  the issued and outstanding shares of common stock of the Company.  A true and correct copy of the Share Exchange Agreement is attached hereto as Exhibit 10.13 and is incorporated herein by reference.

Re-Purchase of Equity Securities

None.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On July 24, 2009, our Board of Directors authorized the 2009 Stock Incentive Plan (the "2009 Plan") pursuant to which we set aside 10,000,000 shares of our Common Stock to be issued under the 2009 Plan. Our Board of Directors adopted the 2009 Plan to permit us to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been, are or likely to be, important to our success, an opportunity to acquire a proprietary interest in the Company. We believe that the types of long-term incentive awards that may be provided under the 2009 Plan will enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	August 31, 2011 $	August 31, 2010 $
Current Assets	-	10
Current Liabilities	118,508	186,648
Working Capital (Deficit)	(118,508)	(186,638)

Cash Flows

	Year ended August 31, 2011 $	Year ended August 31, 2010 $
Cash Flows from (used in) Operating Activities	(20,120)	(33,019)
Cash Flows from (used in) Financing Activities	20,110	33,022
Net Increase (decrease) in Cash During Period	(10)	3

Operating Revenues

During the year ended August 31, 2011, and August 31, 2010, the Company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended August 31, 2011 was $213,930 compared with $296,884 for the year ended August 31, 2010. The decrease in operating expenditures was attributed to limited cash flows that affected the ability for the Company to continue to increase their operating expenditures with respect to their credit card processing business.

Net loss for the year ended August 31, 2011 was $231,113 compared with $305,779 for the year ended August 31, 2010.  In addition to operating losses, the Company incurred $1,315 of interest expense during the year ended August 31, 2011 compared to $925 for the year ended August 31, 2010 and $15,868 loss on settlement of outstanding accounts payable and debt with the issuance of common shares compared with a loss on settlement of debt of $7,970 during the year ended August 31, 2010.

Liquidity and Capital Resources

As at August 31, 2011, the Company’s cash balance and total assets were $nil compared to $10 as at August 31, 2010.  The decrease in cash and total assets were due to limited cash flows that were available to the Company during the year.

As at August 31, 2011, the Company had total liabilities of $118,508 compared with total liabilities of $186,648 as at August 31, 2010.  The decrease in total liabilities is attributed to the fact that the Company settled outstanding obligations with the issuance of common shares during the year.

As at August 31, 2011, the Company had a working capital deficit of $118,508 compared with a working capital deficit of $186,638 as at August 31, 2010.  The decrease in working capital deficit was attributed to the settlement of accounts payable and notes payable with the issuance of common shares during the year.

Cashflow from Operating Activities

During the year ended August 31, 2011, the Company used $20,120 of cash for operating activities compared to the use of $33,019 of cash for operating activities during the year ended August 31, 2010. The decrease in cash used for operating activities was due to limited cash flows as the Company had minimal cash financing during the year and settled a significant amount of outstanding liabilities with the issuance of common shares.

Cashflow from Investing Activities

During the years ended August 31, 2011 and 2010, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the year ended August 31, 2011, the Company received $20,110 of cash from financing activities compared to $33,022 for the year ended August 31, 2010.  During the year ended August 31, 2011, the Company received net proceeds of $3,982 from promissory notes compared with $30,535 during the year ended August 31, 2010.  Furthermore, the Company received $2,487 from related parties during the year ended August 31, 2010 compared to $16,128 year ended August 31, 2011.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in note (1) of the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Contractual Obligations

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SINO PAYMENTS INC.

(A Development Stage Company)

Financial Statements

For the Years Ended August 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets

F-3

Statements of Operations

F-4

Statements of Cash Flows

F-5

Notes to the Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Sino Payments Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Sino Payments Inc. (a Development Stage Company) as of August 31, 2011 and 2010, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and accumulated from June 26, 2007 (Date of Inception) to August 31, 2011. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Payments Inc. as of August 31, 2011 and 2010 and the results of their operation and their cash flows for the periods described above, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and there is substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might reflect these uncertainties.

/s/ M&K CPAS, PLLC

Houston, Texas

December 21, 2011

SINO PAYMENTS, INC.

(A Development Stage Company)

Balance Sheets

	August 31, 2011 $	August 31, 2010 $
ASSETS

Current Assets

Cash	–	10

Total Assets	–	10

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	9	–
Accounts payable	95,709	73,142
Accrued liabilities	1,786	90,346
Due to related party	4,876	8,828
Loan payable	16,128	14,332

Total Liabilities	118,508	186,648

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 72,000,000 and 54,521,221 shares issued and outstanding, respectively	720	545

Additional paid-in capital	1,041,000	741,932

Deficit accumulated during the development stage	(1,160,228)	(929,115)

Total Stockholders’ Deficit	(118,508)	(186,638)

Total Liabilities and Stockholders’ Deficit	–	10

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Statements of Operations

	For the Year Ended August 31, 2011 $	For the Year Ended August 31, 2010 $	Accumulated from June 26, 2007 (Date of Inception) to August 31, 2011 $

Revenue	–	–	–

Operating Expenses

General and administrative	203,996	296,884	1,122,804
Foreign exchange loss (gain)	(66)	–	(66)
Loss on joint venture	10,000	–	10,000

Total Operating Expenses	213,930	296,884	1,132,738

Operating loss	(213,930)	(296,884)	(1,132,738)

Other Expense

Interest expense	(1,315)	(925)	(3,652)
Loss on settlement of debt	(15,868)	(7,970)	(23,838)

Net loss	(231,113)	(305,779)	(1,160,228)

Net loss per share, basic and diluted	(0.00)	(0.01)

Weighted average number of shares outstanding	61,148,067	51,746,097

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended August 31, 2011 $	For the Year Ended August 31, 2010 $	Accumulated from June 26, 2007 (Date of Inception) to August 31, 2011 $

Operating Activities

Net loss	(231,113)	(305,779)	(1,160,228)

Adjustments to reconcile net loss to net cash used In operating activities:
Accretion expense	–	3,150	3,600
Loss on settlement of debt	15,868	7,970	23,838
Loss on joint venture	10,000	–	10,000
Shares issued for services	29,150	162,575	637,995
Warrants issued for services	–	2,938	2,938

Changes in operating assets and liabilities:
Other assets	–	770	–
Accounts payable and accrued liabilities	155,975	95,357	319,685

Net cash used in operating activities	(20,120)	(33,019)	(162,172)

Financing Activities

Proceeds from issuance of common stock	–	–	85,130
Proceeds from convertible notes payable	–	–	7,200
Proceeds from promissory note payable	3,982	30,535	30,517
Proceeds from related parties, net	16,128	2,487	39,325

Net cash provided by financing activities	20,110	33,022	162,172

Increase (Decrease) in cash	(10)	3	–

Cash, beginning of period	10	7	–

Cash, end of period	–	10	–

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash investing and financing activities:

Beneficial conversion expense of convertible notes	–	3,150	3,600
Shares issued for joint venture	10,000	–	10,000
Shares issued to settle liabilities	260,093	33,994	294,087

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – June 26, 2007 (Date of Inception)	–	–	–	–

Shares for cash at $0.000003 per share	39,000,000	390	(260)	–	130

Net loss for the period	–	–	–	(10,570)	(10,570)

Balance – August 31, 2007	39,000,000	390	(260)	(10,570)	(10,440)

Shares for cash at $0.0167 per share	4,860,000	48	80,952		81,000

Net loss for the year				(64,592)	(64,592)

Balance – August 31, 2008	43,860,000	438	80,692	(75,162)	5,968

Shares for settlement of debt	4,634,646	47	446,223		446,270

Beneficial conversion on notes payable			3,600		3,600

Net loss for the year	–	–	–	(548,174)	(548,174)
	–	–
Balance – August 31, 2009	48,494,646	485	530,515	(623,336)	(92,336)

Return to treasury	(1,120,000)	(11)	11	–	–

Fair value of warrants issued	–	–	2,938	–	2,938

Shares for settlement of debt	832,015	8	38,657	–	38,665

Shares issued for services	6,314,560	63	169,811	–	169,874

Net loss for the year	–	–	–	(305,779)	(305,779)

Balance – August 31, 2010	54,521,221	545	741,932	(929,115)	(186,638)

Shares issued for joint venture	1,000,000	10	9,990	–	10,000

Shares for settlement of liabilities	13,828,779	138	259,955	–	260,093

Shares issued for services	2,650,000	27	29,123	–	29,150

Net loss for the year	–	–	–	(231,113)	(231,113)

Balance – August 31, 2011	72,000,000	720	1,041,000	(1,160,228)	(118,508)

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2011

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2011, the Company has a working capital deficiency of $118,508 and has accumulated losses totaling $1,160,228 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2011

2.

Summary of Significant Accounting Policies (continued)

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2011

2.

Summary of Significant Accounting Policies (continued)

j)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3

Investment in Joint Venture

On November 26, 2010, the Company entered into a joint venture agreement with TAP Investments Group Limited (TAP) and agreed to issue 1,000,000 common shares of the Company with a fair value of $10,000 in exchange for 51% interest of TAP. As at August 31, 2011, the Company’s interest in the joint venture was a net loss of $40,887, of which $10,000 was reflected against the investment in joint venture. The Company has not consolidated the investment in the joint venture despite the 51% ownership interest due to the lack of control the company has over the joint venture.  Of the $40,887 net loss only $10,000 was recognized with the remaining $30,887 being suspended.  The suspended loss represents the additional loss above the Companies investment in the joint venture and therefore this amount is suspended and to be used to offset any future gains from the joint venture.

4.

Loan Payable

a)

As at August 31, 2011, the Company owes $16,128 (2010 - $nil) to TAP for payment of operating expenditures.  The amount owing is unsecured, due interest at 8% per annum, and due on demand.  Accrued interest of $328 has been recorded in accrued liabilities.

b)

As at August 31, 2011, the Company owes $nil (2010 - $14,332) to a non-related party.  The amounts owing are unsecured, due interest at 10% per annum, and due on demand.  On December 10, 2010, the Company settled the outstanding principal balance and accrued interest of $4,492 with the issuance of common shares.  Refer to Note 5(e).

5.

Common Shares

All common share issuances for non-cash purposes are valued using the end-of-day trading price based on the date that the shares were issued or authorized by management, unless otherwise indicated.

a)

On May 11, 2011, the Company issued 5,827,158 common shares with a fair value of $102,496 to settle outstanding services of $87,005 resulting in a loss on settlement of debt of $15,491.

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

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2011

6.

Related Party Transactions

a)

As at August 31, 2011, the Company owes $4,876 (August 31, 2010 - $7,376) to a Director of the Company for payment of general operating expenditures.  The amounts owing are unsecured, due interest at 10% per annum, and due on demand. Accrued interest of $1,326 has been recorded in accrued liabilities.

b)

As at August 31, 2011, the Company owes $nil (August 31, 2010 - $1,451) to the President of the Company for payment of general operating expenditures. The amounts owing are unsecured, non-interest bearing, and due on demand.

7.

Income Taxes

The Company has $866,709 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2027.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended August 31, 2011 and 2010 as a result of the following:

	2011 $	2010 $

Net loss before taxes	(231,113)	(305,779)
Statutory rate	34%	34%

Expected tax recovery	(78,578)	(104,000)
Non-deductible expenses	5,395	4,100
Change in valuation allowance	73,183	99,900

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at August 31, 2011 and 2010, after applying enacted corporate income tax rates, are as follows:

	2011 $	2010 $

Net operating losses carried forward	294,483	221,300
Valuation allowance	(294,483)	(221,300)

Net deferred tax asset	–	–

The Company has incurred operating losses of $866,709 which, if unutilized, will expire through to 2031. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

	Net	Expiry Date
	Loss
Period Incurred	$

2007	10,571	2027
2008	64,592	2028
2009	281,592	2029
2010	294,709	2030
2011	215,245	2031

	866,709

8.   Subsequent Events

On November 24, 2011, the Company acquired the remaining 49% of TAP Investment Group Limited in exchange for 50% of the issued and outstanding common shares of the Company.

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

Please refer to the Current Report on Form 8-K filed on December 23, 2009 for additional information, which is incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of August 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at August 31, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.

Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.

We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B. OTHER INFORMATION.

On November 24, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and among TIG Investments Group Limited, a Hong Kong Limited Company (“TIG”), and a majority of the stockholders of TIG (the “TIG Majority Stockholders”), whereby TIG shall issue 49 shares of Tap ePayment Services (HK) Limited (“TeP”) and other payment processing and financial framework project assets as set forth in the Share Exchange Agreement in exchange for fifty percent (50%) of  the issued and outstanding shares of common stock of the Company.  A true and correct copy of the Share Exchange Agreement is attached hereto as Exhibit 10.13 and is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Matthew Mecke	41	CEO, CFO, President & Director	November 21, 2008
Paul Manning	45	Secretary, Treasurer & Director	June 26, 2007
Raymond Lee	55	Director	May 4, 2011

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Matthew Mecke. Prior to his appointment as Chairman and CEO of Sino Payments, Matthew Mecke was a member of the board of directors of Sino Fibre Communications, Inc. (OTCBB: SFBE) based in China and Hong Kong starting in January 2006. Mr. Mecke also served as president, principal executive officer of Sino Fibre Communications from January 2006 to October 2007 and as chairman of board of directors from January 2006 to December 2007. From October 2003 to January 2006, Mr. Mecke was a founder, vice chairman, president, and CEO of Asia Payment Systems (OTCBB: APYM). From October 1998 to July 1999, Mr. Mecke was a co-founder and served as Senior Vice President, Systems and Product Development for First Ecom.com (NASD: FECC), an international e-commerce payment gateway pioneer based in Hong Kong which linked e-commerce merchants with offshore back-end transaction processing systems. From April 1994 to July 1998, Mr. Mecke was an employee of First Data Corp. (formerly NYSE: FDC) in the United States and Hong Kong. Mr. Mecke was responsible for middle management of retail card system operations. In the late 1990’s, Mr. Mecke was a management executive of First Data Asia in Hong Kong, where his responsibilities included strategic planning, new business development, e-commerce applications and pricing.

Paul F. Manning.  From March 2002 to June 2007, Mr. Manning was project manager and card services consultant for Cardtrend International Inc., formerly Asia Payment Systems, Inc., a corporation that filed reports with the SEC pursuant to section 13 of the Securities Exchange Act of 1934 and was traded on the Pink Sheets under the symbol CDTR. During Mr. Manning’s employment at Cardtrend, he was engaged in the business of implementing a credit card transaction operation in China. Other than our board of directors, Mr. Manning has not been a member of the board of directors of any corporations during the last five years. Mr. Manning holds the degree of Bachelor of Science in mathematics and economics from the University of Rhode Island. Mr. Manning was granted his degree in Applied Mathematics and Applied Economics.

Raymond Lee. Raymond Lee is an accomplished business consultant and operations manager with over fifteen years of corporate experience managing various business sectors including sales, marketing, and operations; developing corporate infrastructure; implementing systems integration; creating strategic business alliances; and integrating solutions to meet customer demands. Since 2008, Mr. Lee has been responsible for managing outsourcing, consulting and systems integration as Managing Director of Atos Origin (Hong Kong). Prior to joining Atos, Mr. Lee served as Vice President of Consulting at BEA Systems from November 2007 to June 2008, where he successfully managed sixty employees in Sales and Services. From August 2004 to October 2007, Mr. Lee worked for Unisys as Vice President & General Manager of Systems and Technology, managing eighty employees in sales and marketing and leading the company’s technology and infrastructure division. Mr. Lee gained additional management experience from July 1999 to December 2003 as Vice President of Sales and Marketing for SRS Labs and Advance Micro Devices. During the 1990’s, Mr. Lee held various senior management positions with major information technology companies and high technology vendors in Asia Pacific. In light of Mr. Lee’s prior executive and director positions and demonstrated success in business development, consulting, and management in the Asia Pacific region, the Board of Directors believed it was in the Company’s best interest to appoint Mr. Lee as a director.

Identification of Significant Employees

We have no significant employees other than: Matthew Mecke, our President, Chief Executive Officer, Chief Financial Officer, and a Director; Raymond Lee, a Director; and Paul F. Manning, our Treasurer, Secretary, and a Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. A written copy of the Code is available on written request to the Company and was filed with the SEC on July 20, 2009, as part of the Company’s Quarterly Report on Form 10-Q that is incorporated by reference hereto as Exhibit 14.01.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended August 31, 2011, Forms 5 and any amendments thereto furnished to us with respect to the year ended August 31, 2011, and the representations made by the reporting persons to us, we believe that during the year ended August 31, 2011, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended August 31, 2011 and 2010:

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 8/31	Salary ($)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matthew Mecke (1) President, CEO, CFO, and Director	2011	32,000	-0-	-0-	-0-	-0-	-0-	-0-	32,000
	2010	32,000	-0-	-0-	-0-	-0-	-0-	-0-	32,000
Paul Manning (2) Secretary, Treasurer & Director	2011	8,000	-0-	-0-	-0-	-0-	-0-	-0-	8,000
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

Mr. Mecke, the Chief Executive Officer, Chief Financial Officer, President and a Director of the Company, received $4,000 per month from September 2010 to April 2011, which was converted into common shares.  Subsequent to April 2011, management and directors ceased all management fees.

(2)

Mr. Manning, the Secretary, Treasurer and a Director of the Company, received compensation in the amount of $1,000 per month from September 2010 to April 2011, which was converted into common shares.  Subsequent to April 2011, management and directors ceased all management fees.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended August 31, 2011.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Director Compensation

Directors receive compensation for their participation as members of the Company's Board of Directors. The following table shows the overall compensation earned for the 2011 fiscal year with respect to each person who was a director as of August 31, 2011.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Matthew Mecke, Director (4)	32,000	—	—	—	—	—	32,000

Paul Manning, Director (5)	8,000	—	—	—	—	—	8,000

Raymond Lee, Director (6)	—	—	—	—	—	—	—
Anthony Robinson, Director (7)	8,000	—	—	—	—	—	8,000

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

(1)

Excludes awards or earnings reported in preceding columns.

(1)

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

(4)

Mr. Mecke is a member of the Company’s Board of Directors and received compensation in the amount of $32.000 for the year ended August 31, 2011 as President, CEO, and Director of the Company, which was converted into 1,706,667 shares of the Company's common stock.

(5)

Mr. Manning is a member of the Company’s Board of Directors and received compensation in the amount of $8,000 for the year ended August 31, 2011, which is converted into 423,652 shares of the Company's common stock

(6)

Mr. Lee is a member of the Company’s Board of Directors from May 4, 2011.  During the period from May 4, 2011 to August 31, 2011, Mr. Lee did not receive any compensation as a director of the Company.

(7)

Mr. Robinson was a member of the Company’s Board of Directors until his resignation on May 4, 2011.  During the period from September 1, 2010 to May 4, 2011, Mr. Robinson received $8,000 in directors fees, which were converted into 423,652 common shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 31, 2011: (i) by each of our directors; (ii) by each of our named executive officers; (iii) by all of our executive officers and directors as a group; and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of August 31, 2011 there were 72,000,000 shares of our common stock outstanding:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Matthew Mecke (3) Unit T25, GF Bangkok Bank Building 18 Bonham Strand West Sheung Wan, Hong Kong	Common	3,797,503	5.27%
Paul Manning (4) Unit T25, GF Bangkok Bank Building 18 Bonham Strand West Sheung Wan, Hong Kong	Common	900,150	1.25%
Raymond Lee (5) Unit T25, GF Bangkok Bank Building 18 Bonham Strand West Sheung Wan, Hong Kong	Common	0	0.00%
All Officers and Directors as a Group	Common	4,697,653	6.52%
Other Beneficial Owners
Kellwood Group Limited (6) P.O. Box 116, Sea Meadow House Blackburn Hwy Road Town, Tortola BVI	Common	16,960,000	23.56%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 72,000,000 issued and outstanding shares of common stock as of August 31, 2011.

(3)

Matthew Mecke is the Company's President, CEO and CFO and a Director. His beneficial ownership includes 3,797,503 common shares.

(4)

Paul Manning is the Company’s Secretary, Treasurer and a Director.  His beneficial ownership includes 900,150 common shares.

(5)

Raymond Lee is a Director of the Company.  His beneficial ownership includes 0 common shares.

(6)

Mr. David Fiddes holds investment and voting control over the 16,960,000 common shares beneficially owned by Kellwood Group Limted.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As at August 31, 2011, the Company owes $4,876 to a Director of the Company for payment of general operating expenditures.  The amounts owing are unsecured, non-interest bearing, and due on demand.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Matthew Mecke and Paul Manning are not independent directors because they are also executive officers of the Company.

According to the NASDAQ definition, Mr. Lee is an independent director because he is not an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended August 31, 2011	Year Ended August 31, 2010
Audit fees	$13,125	$5,475
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$13,125	$5,475

Audit Fees

During the fiscal years ended August 31, 2011, we incurred approximately $13,125 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended August 31, 2011.

During the fiscal year ended August 31, 2010, we incurred approximately $5,475 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended August 31, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended August 31, 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on November 19, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on November 19, 2007 as part of our Registration Statement on Form SB-2.
4.01	2009 Stock Incentive Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
10.01	Memorandum of Understanding between Sino Payments, Inc. and BCS Holdings, Inc. dated May 26, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.02	Services Agreement between Sino Payments, Inc. and PowerE2E China dated April 24, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.03	Pay Sourcing Agreement between Sino Payments, Inc. and PAY.ON Asia, Ltd. dated September 22, 2009	Filed with the SEC on September 29, 2009 as part of our Current Report on Form 8-K.
10.04	Reseller Agreement between Sino Payments, Inc. and eNETS Hong Kong, Ltd. dated August 3, 2009	Filed with the SEC on October 6, 2009 as part of our Current Report on Form 8-K.
10.05	Form of Convertible Note between Sino Payments, Inc. and Matthew Mecke dated November 12, 2009	Filed with the SEC on November 20, 2009 as part of our Current Report on Form 8-K.
10.06	Agency Agreement between Sino Payments, Inc. and Valitor dated January 13, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.07	Agency Agreement between Sino Payments, Inc. and Payvision dated January 19, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.08	Line of Credit Note between Sino Payments, Inc. and Moon Gate Limited dated June 4, 2010	Filed with the SEC on June 17, 2010 as part of our Current Report on Form 8-K.
10.09	Letter of Intent between Sino Payments, Inc. and Tap Group dated September 24, 2010	Filed with the SEC on October 20, 2010 as part of our Current Report on Form 8-K.
10.10	Line of Credit Note between Sino Payments, Inc. and TAP Group dated January 10, 2011	Filed with the SEC on February 7, 2011 as part of our Current Report on Form 8-K.
10.11	Joint Venture Agreement between Sino Payments, Inc. and Tap Investments Group Limited dated November 26, 2010	Filed with the SEC on April 4, 2011 as part of our Quarterly Report on Form 10-Q/A.
10.12	Financial Framework Services Agreement between TAP e-Payment Services (HK) Limited and TAP Services (HK) Limited dated January 27, 2011	Filed with the SEC on April 19, 2011 as part of our Quarterly Report on Form 10-Q.
10.13	Share Exchange Agreement by and among Sino Payments, Inc., TIG Investments Group Limited and the Majority Shareholders of TIG dated November 24, 2011	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on July 20, 2009 as part of our Quarterly Report on Form 10-Q.
16.01	Letter of Agreement from Malone and Bailey, LLP dated December 18, 2009	Filed with the SEC on December 23, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO PAYMENTS, INC.

Dated: December 21, 2011

/s/ Matthew Mecke

By: Matthew Mecke

Its: President, CEO, and CFO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: December 21, 2011

/s/ Matthew Mecke

By: Matthew Mecke – Director

Dated: December 21, 2011

/s/ Paul Manning

By: Paul Manning – Director

Dated: December 21, 2011

/s/ Raymond Lee

By: Raymond Lee – Director