Form 10-Q
period 2011-11-30
SINO PAYMENTS, INC.
filed 2012-01-19
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

      .   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-53537

SINO PAYMENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3767331
(State of incorporation)	(I.R.S. Employer Identification No.)

Unit G, 18th Floor, Legend Tower

7 Shing Yip Street, Kwun Tong

Kowloon, Hong Kong

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

As of January 18, 2012, there were 72,000,000 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SINO PAYMENTS, INC.

(A Development Stage Company)

Financial Statements

(unaudited)

November 30, 2011

SINO PAYMENTS, INC.

(A Development Stage Company)

Balance Sheets

(unaudited)

	November 30, 2011 $	August 31, 2011 $

ASSETS

Current Assets

Cash	–	–

Total Assets	–	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	9	9
Accounts payable	105,196	95,709
Accrued liabilities	2,082	1,786
Due to related party	4,876	4,876
Loan payable	16,128	16,128

Total Liabilities	128,291	118,508

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 72,000,000 shares issued and outstanding, respectively	720	720

Additional paid-in capital	1,041,000	1,041,000

Deficit accumulated during the development stage	(1,170,011)	(1,160,228)

Total Stockholders’ Deficit	(128,291)	(118,508)

Total Liabilities and Stockholders’ Deficit	–	–

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended	Accumulated from June 26, 2007 (Date of Inception)
	November 30,	November 30,	to November 30,
	2011	2010	2011
	$	$	$

Operating Expenses

General and administrative	9,487	43,491	1,132,291
Foreign exchange loss (gain)	–	–	(66)
Loss on impairment of joint venture	–	–	10,000

Total Operating Expenses	9,487	43,491	1,142,225

Other Expense

Interest expense	296	470	3,948
Loss on settlement of debt	–	–	23,838

Net loss	(9,783)	(43,961)	(1,170,011)

Net loss per share, basic and diluted	–	–

Weighted average number of shares outstanding	72,000,000	54,521,221

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the Three Months Ended November 30, 2011 $	For the Three Months Ended November 30, 2010 $	Accumulated from June 26, 2007 (Date of Inception) to November 30, 2011 $

Operating Activities

Net loss for the period	(9,783)	(43,961)	(1,170,011)

Adjustments to reconcile net loss to net cash used In operating activities:
Accretion expense	–	–	3,600
Loss on settlement of debt	–	–	23,838
Loss on impairment of joint venture	–	–	10,000
Shares issued for services	–	–	637,995
Warrants issued for services	–	–	2,938

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,783	43,961	329,468

Net cash used in operating activities	–	–	(162,172)

Financing Activities

Proceeds from issuance of common stock	–	–	85,130
Proceeds from convertible notes payable	–	–	7,200
Proceeds from promissory note payable	–	–	30,517
Proceeds from related parties, net	–	–	39,325

Net cash provided by financing activities	–	–	162,172

Increase (Decrease) in cash	–	–	–

Cash, beginning of period	–	10	–

Cash, end of period	–	10	–

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash investing and financing activities:

Beneficial conversion expense of convertible notes	–	–	3,600
Shares issued for joint venture	–	10,000	10,000
Shares issued to settle liabilities	–	–	294,087

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2011

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2011, the Company has not generated revenues, has a working capital deficiency of $128,291 and has accumulated losses totaling $1,170,011 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

November 30, 2011

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

November 30, 2011

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2011 and August 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3

Investment in Joint Venture

On November 26, 2010, the Company entered into a joint venture agreement with TAP Investments Group Limited (TAP) and agreed to issue 1,000,000 common shares of the Company with a fair value of $10,000 in exchange for 51% interest of TAP. As at November 30, 2011, the Company’s interest in the joint venture was a net loss of $57,605, of which $10,000 was reflected against the investment in joint venture.

4.

Loan Payable

As at November 30, 2011, the Company owes $16,128 (August 31, 2011 - $16,128) to TAP for payment of operating expenditures.  The amount owing is unsecured, due interest at 8% per annum, and due on demand.  Accrued interest of $502 has been recorded in accrued liabilities.

5.

Related Party Transactions

As at November 30, 2011, the Company owes $4,876 (August 31, 2011 - $4,876) to a Director of the Company for payment of general operating expenditures.  The amounts owing are unsecured, bear interest at 10% per annum, and due on demand. Accrued interest of $1,448 has been recorded in accrued liabilities.

6.

Subsequent Events

As at the date of filing, there were no materially reportable transactions subsequent to November 30, 2011.

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

RESULTS OF OPERATIONS

Working Capital

	November 30, 2011 $	August 31, 2011 $

Current Assets	-	-
Current Liabilities	128,291	118,508
Working Capital Deficit	(128,291)	(118,508)

Cash Flows

	Three months ended	Three months ended
	November 30, 2011 $	November 30, 2010 $
Cash Flows from (used in) Operating Activities	-	-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

Operating Revenues

From the company’s inception on June 26, 2007 to November 30, 2011, the Company did not record any sales revenue.

Operating Expenses and Net Loss

Operating expenses for the three months ended November 30, 2011 were $9,487 compared to $43,491 for the three months ended November 30, 2010.  The decrease in operating expenses were due to the fact that the Company had minimal cash flows during the current period and did not raise new financing from equity or debt sources.

Net loss for the period ended November 30, 2011 was $9,783 compared with a net loss of $43,961 for the period ended November 30, 2010.  The Company had a basic and diluted net loss per share of $nil during the periods ended November 30, 2011 and 2010.

Liquidity and Capital Resources

As at November 30, 2011, the Company’s cash and asset balance was $nil which was consistent with the cash and asset balance as at August 31, 2011.

As at November 30, 2011, the Company had total liabilities of $128,291 compared with total liabilities of $118,508 as at August 31, 2011.  The increase in total liabilities were attributed to an increase of $9,783 for accounts payable and accrued liabilities due to the lack of sufficient cash flow to repay outstanding day-to-day obligations incurred by the Company.

As at November 30, 2011, the Company had a working capital deficit of $128,291 compared with a working capital deficit of $118,508 as at August 31, 2011.  The increase in working capital deficit was attributed to the lack of sufficient cash flows to pay outstanding day-to-day obligations.

Cashflow from Operating Activities

During the three months ended November 30, 2011 and 2010, the Company incurred cash of $nil for operating activities as the Company had no cash balances and no new funding to repay day-to-day operating activities.

Cashflow from Investing Activities

During the three months ended November 30, 2011 and 2010, the Company did not have any investing activities.

Cashflow from Financing Activities

During the three months ended November 30, 2011 and 2010, the Company did not have any financing activities.

Quarterly Developments

On November 24, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and among TIG Investments Group Limited, a Hong Kong Limited Company (“TIG”), and a majority of the stockholders of TIG (the “TIG Majority Stockholders”), whereby TIG shall issue 49 shares of Tap ePayment Services (HK) Limited (“TeP”) and other payment processing and financial framework project assets as set forth in the Share Exchange Agreement in exchange for fifty percent (50%) of  the issued and outstanding shares of common stock of the Company.  A true and correct copy of the Share Exchange Agreement was filed with the SEC on December 22, 2011 as part of our Annual Report on Form 10-K and is incorporated herein by this reference.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in note 1 of the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on December 22, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on November 19, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on November 19, 2007 as part of our Registration Statement on Form SB-2.
4.01	2009 Stock Incentive Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
10.01	Memorandum of Understanding between Sino Payments, Inc. and BCS Holdings, Inc. dated May 26, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.02	Services Agreement between Sino Payments, Inc. and PowerE2E China dated April 24, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.03	Pay Sourcing Agreement between Sino Payments, Inc. and PAY.ON Asia, Ltd. dated September 22, 2009	Filed with the SEC on September 29, 2009 as part of our Current Report on Form 8-K.
10.04	Reseller Agreement between Sino Payments, Inc. and eNETS Hong Kong, Ltd. dated August 3, 2009	Filed with the SEC on October 6, 2009 as part of our Current Report on Form 8-K.
10.05	Form of Convertible Note between Sino Payments, Inc. and Matthew Mecke dated November 12, 2009	Filed with the SEC on November 20, 2009 as part of our Current Report on Form 8-K.
10.06	Agency Agreement between Sino Payments, Inc. and Valitor dated January 13, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.07	Agency Agreement between Sino Payments, Inc. and Payvision dated January 19, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.08	Line of Credit Note between Sino Payments, Inc. and Moon Gate Limited dated June 4, 2010	Filed with the SEC on June 17, 2010 as part of our Current Report on Form 8-K.
10.09	Letter of Intent between Sino Payments, Inc. and Tap Group dated September 24, 2010	Filed with the SEC on October 20, 2010 as part of our Current Report on Form 8-K.
10.10	Line of Credit Note between Sino Payments, Inc. and TAP Group dated January 10, 2011	Filed with the SEC on February 7, 2011 as part of our Current Report on Form 8-K.
10.11	Joint Venture Agreement between Sino Payments, Inc. and Tap Investments Group Limited dated November 26, 2010	Filed with the SEC on April 4, 2011 as part of our Quarterly Report on Form 10-Q/A.
10.12	Financial Framework Services Agreement between TAP e-Payment Services (HK) Limited and TAP Services (HK) Limited dated January 27, 2011	Filed with the SEC on April 19, 2011 as part of our Quarterly Report on Form 10-Q.
10.13	Share Exchange Agreement by and among Sino Payments, Inc., TIG Investments Group Limited and the Majority Shareholders of TIG dated November 24, 2011	Filed with the SEC on December 22, 2011 as part of our Annual Report on Form 10-K.
14.01	Code of Ethics	Filed with the SEC on July 20, 2009 as part of our Quarterly Report on Form 10-Q.
16.01	Letter of Agreement from Malone and Bailey, LLP dated December 18, 2009	Filed with the SEC on December 23, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by Amendment.
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by Amendment.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by Amendment.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by Amendment.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by Amendment.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by Amendment.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

[Signature Page to Follow]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO PAYMENTS, INC.
Dated: January 19, 2012	/s/ Matthew Mecke
By: Matthew Mecke
Its: President and CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: January 19, 2012

/s/ Matthew Mecke

Matthew Mecke – Director

Dated: January 19, 2012

/s/ Paul Manning

Paul Manning – Director

Dated: January 19, 2012

/s/ Raymond Lee

Raymond Lee – Director