Form 10-Q
period 2012-02-29
SINO PAYMENTS, INC.
filed 2012-04-23
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Yes      . No   X  .

As of April 13, 2012, there were 72,000,000 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SINO PAYMENTS, INC.

(A Development Stage Company)

Condensed Financial Statements

(unaudited)

February 29, 2012

SINO PAYMENTS, INC.

(A Development Stage Company)

Condensed Balance Sheets

(unaudited)

	February 29, 2012 $	August 31, 2011 $

ASSETS

Current Assets

Cash	–	–

Total Assets	–	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	–	9
Accounts payable and accrued liabilities	153,276	97,495
Due to related party	4,876	4,876
Loan payable – related party	24,803	16,128

Total Liabilities	182,955	118,508

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 72,000,000 shares issued and outstanding, respectively	720	720

Additional paid-in capital	1,041,000	1,041,000

Deficit accumulated during the development stage	(1,224,675)	(1,160,228)

Total Stockholders’ Deficit	(182,955)	(118,508)

Total Liabilities and Stockholders’ Deficit	–	–

(The accompanying notes are an integral part of these condensed financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	Accumulated from June 26, 2007 (Date of Inception) to
	February 29,	February 28,	February 29,	February 28,	February 29,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Revenues	–	–	–	–	–

Operating Expenses

General and administrative	53,454	92,056	62,941	135,547	1,185,745
Foreign exchange loss (gain)	481	–	481	–	415
Loss on impairment of joint venture	–	–	–	–	10,000

Total Operating Expenses	53,935	92,056	63,422	135,547	1,196,160

Other Expense

Interest expense	(729)	(222)	(1,025)	(692)	(4,677)
Loss on settlement of debt	–	(377)	–	(377)	(23,838)

Net loss	(54,664)	(92,655)	(64,447)	(136,616)	(1,224,675)

Net loss per share, basic and diluted	–	–	–	–

Weighted average number of shares outstanding	72,000,000	54,521,221	72,000,000	54,521,221

(The accompanying notes are an integral part of these condensed financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended February 29, 2012 $	For the Six Months Ended February 28, 2011 $	Accumulated from June 26, 2007 (Date of Inception) to February 29, 2012 $

Operating Activities

Net loss for the period	(64,447)	(136,616)	(1,224,675)

Adjustments to reconcile net loss to net cash used In operating activities:
Accretion expense	–	–	3,600
Loss on settlement of debt	–	377	23,838
Loss on impairment of joint venture	–	52,575	10,000
Shares issued for services	–	–	637,995
Warrants issued for services	–	–	2,938

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	55,772	74,682	375,457

Net cash used in operating activities	(8,675)	(8,982)	(170,847)

Financing Activities

Proceeds from issuance of common stock	–	–	85,130
Proceeds from convertible notes payable	–	–	7,200
Proceeds from promissory note payable	8,675	8,982	55,320
Proceeds from related parties, net	–	–	23,197

Net cash provided by financing activities	8,675	8,982	170,847

Increase (Decrease) in cash	–	–	–

Cash, beginning of period	–	10	–

Cash, end of period	–	10	–

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash investing and financing activities:

Beneficial conversion expense of convertible notes	–	–	3,600
Shares issued for joint venture	–	10,000	10,000
Shares issued to settle notes payable	–	–	41,017

(The accompanying notes are an integral part of these condensed financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

February 29, 2012

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 29, 2012, the Company has not generated revenues, has a working capital deficiency of $182,955 and has accumulated losses totaling $1,224,675 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

February 29, 2012

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. No such potentially dilutive shares were outstanding at the end of the period.

e)

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

f)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3

Investment in Joint Venture

On November 26, 2010, the Company entered into a joint venture agreement with TAP Investments Group Limited (TAP) and agreed to issue 1,000,000 common shares of the Company with a fair value of $10,000 in exchange for 51% interest of TAP. As at February 29, 2012, the Company’s interest in the joint venture was a net loss of $57,605, of which $10,000 was reflected against the investment in joint venture.

4.

Related Party Transactions

a)

As at February 29, 2012, the Company owes $24,803 (2011 - $16,128) to TAP for payment of operating expenditures. The amount owing is unsecured, due interest at 8% per annum, and due on demand.  Accrued interest of $1,110 has been recorded in accrued liabilities.

b)

As at February 29, 2012, the Company owes $4,876 (2011 - $4,876) to a Director of the Company for payment of general operating expenditures.  The amounts owing are unsecured, bear interest at 10% per annum, and due on demand. Accrued interest of $1,570 has been recorded in accrued liabilities.

5.

Subsequent Events

As at the date of filing, there were no materially reportable transactions subsequent to February 29, 2012.

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

RESULTS OF OPERATIONS

Working Capital

	February 29, 2012 $	August 31, 2011 $
Current Assets	-	-
Current Liabilities	182,955	118,508
Working Capital Deficit	(182,955)	(118,508)

Cash Flows

	Six months ended	Six months ended
	February 29, 2012 $	February 28, 2011 $
Cash Flows from (used in) Operating Activities	(8,675)	(8,982)
Cash Flows from (used in) Financing Activities	8,675	8,982
Net Increase (decrease) in Cash During Period	-	-

Operating Revenues

From the company’s inception on June 26, 2007 to February 29, 2012, the Company did not record any sales revenue.

Operating Expenses and Net Loss

Operating expenses for the six months ended February 29, 2012 were $63,422 compared to $135,547 for the six months ended February 28, 2011.  The decrease in operating expenses were due to the fact that the Company had minimal cash flows during the current period and did not raise new financing from equity or debt sources.

Net loss for the period ended February 29, 2012 was $64,447 compared with a net loss of $136,616 for the period ended February 28, 2011.  In addition to operating expenses, the Company also incurred $1,025 of interest expense relating to interest accrued on notes payable of $4,876 and $24,803, which are unsecured, due interest at 10% and 8% respectively, and due on demand. The Company had a basic and diluted net loss per share of $nil during the periods ended February 29, 2012 and February 28, 2011.

Liquidity and Capital Resources

As at February 29, 2012, the Company’s cash and asset balance was $nil which was consistent with the cash and asset balance as at August 31, 2011.

As at February 29, 2012, the Company had total liabilities of $182,955 compared with total liabilities of $118,508 as at August 31, 2011.  The increase in total liabilities were attributed to an increase of $55,781 for accounts payable and accrued liabilities due to the lack of sufficient cash flow to repay outstanding day-to-day obligations incurred by the Company and an increase of $8,675 of loan payable used to fund day-to-day operating expenses.

As at February 29, 2012, the Company had a working capital deficit of $182,955 compared with a working capital deficit of $118,508 as at August 31, 2011.  The increase in working capital deficit was attributed to the lack of sufficient cash flows to pay outstanding day-to-day obligations.

Cashflow from Operating Activities

During the six months ended February 29, 2012 and February 28, 2011, the Company incurred cash of $nil for operating activities as the Company had no cash balances and no new funding to repay day-to-day operating activities.

Cashflow from Investing Activities

During the six months ended February 29, 2012 and February 28, 2011, the Company did not have any investing activities.

Cashflow from Financing Activities

During the six months ended February 29, 2012 and February 28, 2011, the Company did not have any financing activities.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 29, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on December 22, 2011 for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on November 19, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on November 19, 2007 as part of our Registration Statement on Form SB-2.
4.01	2009 Stock Incentive Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
10.01	Memorandum of Understanding between Sino Payments, Inc. and BCS Holdings, Inc. dated May 26, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.02	Services Agreement between Sino Payments, Inc. and PowerE2E China dated April 24, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.03	Pay Sourcing Agreement between Sino Payments, Inc. and PAY.ON Asia, Ltd. dated September 22, 2009	Filed with the SEC on September 29, 2009 as part of our Current Report on Form 8-K.
10.04	Reseller Agreement between Sino Payments, Inc. and eNETS Hong Kong, Ltd. dated August 3, 2009	Filed with the SEC on October 6, 2009 as part of our Current Report on Form 8-K.
10.05	Form of Convertible Note between Sino Payments, Inc. and Matthew Mecke dated November 12, 2009	Filed with the SEC on November 20, 2009 as part of our Current Report on Form 8-K.
10.06	Agency Agreement between Sino Payments, Inc. and Valitor dated January 13, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.07	Agency Agreement between Sino Payments, Inc. and Payvision dated January 19, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.08	Line of Credit Note between Sino Payments, Inc. and Moon Gate Limited dated June 4, 2010	Filed with the SEC on June 17, 2010 as part of our Current Report on Form 8-K.
10.09	Letter of Intent between Sino Payments, Inc. and Tap Group dated September 24, 2010	Filed with the SEC on October 20, 2010 as part of our Current Report on Form 8-K.
10.10	Line of Credit Note between Sino Payments, Inc. and TAP Group dated January 10, 2011	Filed with the SEC on February 7, 2011 as part of our Current Report on Form 8-K.
10.11	Joint Venture Agreement between Sino Payments, Inc. and Tap Investments Group Limited dated November 26, 2010	Filed with the SEC on April 4, 2011 as part of our Quarterly Report on Form 10-Q/A.
10.12	Financial Framework Services Agreement between TAP e-Payment Services (HK) Limited and TAP Services (HK) Limited dated January 27, 2011	Filed with the SEC on April 19, 2011 as part of our Quarterly Report on Form 10-Q.
10.13	Share Exchange Agreement by and among Sino Payments, Inc., TIG Investments Group Limited and the Majority Shareholders of TIG dated November 24, 2011	Filed with the SEC on December 22, 2011 as part of our Annual Report on Form 10-K.
14.01	Code of Ethics	Filed with the SEC on July 20, 2009 as part of our Quarterly Report on Form 10-Q.
16.01	Letter of Agreement from Malone and Bailey, LLP dated December 18, 2009	Filed with the SEC on December 23, 2009 as part of our Current Report on Form 8-K.
16.02	Letter from M&K CPAS, PLLC dated March 16, 2012	Filed with the SEC on March 16, 2012 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

SINO PAYMENTS, INC.

Dated: April 23, 2012	/s/ Matthew Mecke
By: Matthew Mecke
Its: President and CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: April 23, 2012

/s/ Matthew Mecke

Matthew Mecke – Director

Dated: April 23, 2012

/s/ Chi Ho Lee

Chi Ho Lee – Director

Dated: April 23, 2012

/s/ Raymond Lee

Raymond Lee – Director