Form 10-Q
period 2012-05-31
SINO PAYMENTS, INC.
filed 2012-07-16
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

.                     X  .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

.       .   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   X  .  No       .

As of July 13, 2012, there were 72,000,000 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

0

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SINO PAYMENTS, INC.

(A Development Stage Company)

Condensed Financial Statements

(unaudited)

May 31, 2012

Index

Condensed Balance Sheets (unaudited)

4

Condensed Statements of Operations (unaudited)

5

Condensed Statements of Cash Flows (unaudited)

6

Notes to the Condensed Financial Statements (unaudited)

7

SINO PAYMENTS, INC.

(A Development Stage Company)

Condensed Balance Sheets

(unaudited)

	May 31, 2012 $	August 31, 2011 $

ASSETS
Current Assets
Cash	-	-
Total Assets	-	-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank indebtedness	-	9
Accounts payable and accrued liabilities	112,095	97,495
Due to related party	42,376	4,876
Line of Credit – related party	40,303	16,128
Total Liabilities	194,774	118,508
Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 72,000,000 shares issued and outstanding respectively	720	720
Additional paid-in capital	1,041,000	1,041,000
Deficit accumulated during the development stage	(1,236,494)	(1,160,228)
Total Stockholders’ Deficit	(194,774)	(118,508)
Total Liabilities and Stockholders’ Deficit	-	-

SINO PAYMENTS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended May 31, 2012	For the Three Months Ended May 31, 2011	For the Nine Months Ended May 31, 2012	For the Nine Months Ended May 31, 2011	Accumulated from June 26, 2007 (Date of Inception) to May 31, 2012
	$	$		$	$

Revenues	-	-	-	-	-
Gain on joint venture		14,999		14,999
Operating Expenses
General and administrative	11,051	57,274	73,992	192,821	1,196,796
Foreign exchange loss (gain)	-	-	481	-	415
Loss from joint venture	-	-	-	-	10,000
Total Operating Expenses	11,051	57,274	74,473	192,821	1,207,211
Operating Loss	(11,051)	(42,275)	(74,473)	(177,822)	(1,207,211)
Other Expense
Interest expense	(768)	(325)	(1,793)	(1,017)	(5,445)
Loss on settlement of debt	–	(47,199)	–	(47,576)	(23,838)
Total Other Expenses	(768)	(47,524)	(1,793)	(48,593)	(29,283)
Net loss	(11,819)	(89,799)	(76,266)	(226,415)	(1,236,494)
Net loss per share, basic and diluted	-	-	-	-
Weighted average number of shares outstanding	72,000,000	63,333,732	72,000,000	57,491,005

SINO PAYMENTS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended May 31, 2012 $	For the Nine Months Ended May 31, 2011 $	Accumulated from June 26, 2007 (Date of Inception) to May 31, 2012 $

Operating Activities
Net loss for the period	(76,266)	(226,415)	(1,236,494)
Adjustments to reconcile net loss to net cash used In operating activities:
Accretion expense	-	-	3,600
Loss on settlement of debt	-	49,199	23,838
Loss (Gain) from joint venture	-	(14,999)	10,000
Shares issued for services	-	244,261	637,995
Warrants issued for services	-	-	2,938
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	14,590	(56,852)	334,275
Net cash used in operating activities	(61,676)	(4,806)	(223,848)
Financing Activities
Proceeds from issuance of common stock	-	-	85,130
Proceeds from promissory note	-	-	30,517
Proceeds from convertible notes payable	-	-	7,200
Proceeds from line of credit – related party	24,176	8,749	24,176
Proceeds from related parties, net	37,500	(3,952)	76,825
Net cash provided by financing activities	61,676	4,797	223,848
Change in cash	-	(9)	-
Cash, beginning of period	-	10	-
Cash, end of period	-	1	-
Supplemental disclosures:
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash investing and financing activities:
Beneficial conversion expense of convertible notes	-	-	3,600
Shares issued for joint venture	-	10,000	10,000
Shares issued to settle notes payable	-	18,314	294,087

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

May 31, 2012

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2012, the Company has not generated revenues, has a working capital deficiency of $194,774 and has accumulated losses totaling $1,236,494 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

May 31, 2012

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

3

Investment in Joint Venture

On November 26, 2010, the Company entered into a joint venture agreement with TAP Investments Group Limited (TAP) and agreed to issue 1,000,000 common shares of the Company with a fair value of $10,000 in exchange for 51% interest of TAP. As at May 31, 2012, the Company’s interest in the joint venture was a net loss of $43,036, of which $10,000 was reflected against the investment in joint venture.

4.

Related Party Transactions

a)

As at May 31, 2012, the Company owes $40,303 (2011 - $16,128) to TAP for amounts advanced pursuant to a $100,000 line of credit agreement entered into on January 10, 2011.  The amount owing is unsecured, due interest at 8% per annum, and due on demand.  Accrued interest of $1,755 has been recorded in accrued liabilities. The Company also owes TAP $37,500 for operating expenses paid during the nine months ended May 31, 2012 (2011 - $nil).

b)

As at May 31, 2012, the Company owes $4,876 (2011 - $4,876) to a former director of the Company for payment of general operating expenditures.  The amounts owing are unsecured, bear interest at 10% per annum, and due on demand. Accrued interest of $1,692 has been recorded in accrued liabilities.

5.

Subsequent Events

As at the date of filing, there were no materially reportable transactions subsequent to May 31, 2012.

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

RESULTS OF OPERATIONS

Working Capital

	May 31, 2012 $	August 31, 2011 $
Current Assets	-	-
Current Liabilities	194,774	118,508
Working Capital Deficit	(194,774)	(118,508)

Cash Flows

	Nine months ended	Nine months ended
	May 31, 2012 $	May 31, 2011 $
Cash used in Operating Activities	(61,676)	(4,806)
Cash from Financing Activities	61,676	4,797
Net change in Cash During Period	-	(9)

Operating Revenues

The Company has not earned any revenue during the nine months ended May 31, 2012 or the comparable period ending May 31, 2011.

Operating Expenses and Net Loss

Operating expenses for the nine months ended May 31, 2012 were $74,473 compared to $192,821 for the nine months ended May 31, 2011.  The decrease in operating expenses were attributed to lower general and administrative expenditures as the Company ceased all management fees and minimized consulting expense in order to preserve cash flow.

Net loss for the period ended May 31, 2012 was $76,266 compared with a net loss of $226,415 for the period ended May 31, 2011.  In addition to operating expenses, the Company also incurred $1,793 of interest expense relating to interest accrued on notes payable to related party of $40,303 and $4,876, which are unsecured, due interest at 8% and 10% respectively, and due on demand. The Company had a basic and diluted net loss per share of $nil during the periods ended May 31, 2012 and May 31, 2011.

Liquidity and Capital Resources

As at May 31, 2012, the Company’s cash and asset balance was $nil which was consistent with the cash and asset balance as at August 31, 2011.

As at May 31, 2012, the Company had total liabilities of $194,774 compared with total liabilities of $118,508 as at August 31, 2011.  The increase in total liabilities were attributed to an increase of $52,100 for accounts payable and accrued liabilities due to the lack of sufficient cash flow to repay outstanding day-to-day obligations incurred by the Company and an increase of $24,175 of loan payable used to fund day-to-day operating expenses.

As at May 31, 2012, the Company had a working capital deficit of $194,774 compared with a working capital deficit of $118,508 as at August 31, 2011.  The increase in working capital deficit was attributed to the lack of sufficient cash flows to pay outstanding day-to-day obligations.

Cashflow from Operating Activities

During the nine months ended May 31, 2012, the Company used cash of $61,676 for operating activities compared with use of $4,806 for the nine months period ended May 31, 2011.  The increase in the cash used for operating activities was due to the Company’s use of proceeds from a note payable for operating expenditures.

Cashflow from Investing Activities

During the nine months ended May 31, 2012 and 2011, the Company did not have any investing activities.

Cashflow from Financing Activities

During the nine months ended May 31, 2012, the Company received $61,676 from financing activities relating to a note payable from TAP compared with $4,797 during the period ended May 31, 2011 from line of credit agreement less repayment of amounts due to related parties.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on December 22, 2011 for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

SINO PAYMENTS, INC.
Dated: July 16, 2012	/s/ Matthew Mecke
By: Matthew Mecke
Its: President, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: July 16, 2012

/s/ Matthew Mecke

Matthew Mecke – Director

Dated: July 16, 2012

/s/ Chi Ho Lee

Chi Ho Lee – Director

Dated: July 16, 2012

/s/ Raymond Lee

Raymond Lee – Director