Form 10-Q/A
period 2012-05-31
SINO PAYMENTS, INC.
filed 2012-10-18
CIK 1417664

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Sino Payments, Inc. (the “Company”) on Form 10-Q for the quarterly period ended May 31, 2012, filed with the Securities and Exchange Commission on July 16, 2012 (the “Form 10-Q”), is to correctly indicate by check mark on the cover page of the Form 10-Q that the Company is not a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company was mistakenly and inadvertently marked as a shell company on the Form 10-Q.

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on November 19, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on November 19, 2007 as part of our Registration Statement on Form SB-2.
4.01	2009 Stock Incentive Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
10.01	Memorandum of Understanding between Sino Payments, Inc. and BCS Holdings, Inc. dated May 26, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.02	Services Agreement between Sino Payments, Inc. and PowerE2E China dated April 24, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.03	Pay Sourcing Agreement between Sino Payments, Inc. and PAY.ON Asia, Ltd. dated September 22, 2009	Filed with the SEC on September 29, 2009 as part of our Current Report on Form 8-K.
10.04	Reseller Agreement between Sino Payments, Inc. and eNETS Hong Kong, Ltd. dated August 3, 2009	Filed with the SEC on October 6, 2009 as part of our Current Report on Form 8-K.
10.05	Form of Convertible Note between Sino Payments, Inc. and Matthew Mecke dated November 12, 2009	Filed with the SEC on November 20, 2009 as part of our Current Report on Form 8-K.
10.06	Agency Agreement between Sino Payments, Inc. and Valitor dated January 13, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.07	Agency Agreement between Sino Payments, Inc. and Payvision dated January 19, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.08	Line of Credit Note between Sino Payments, Inc. and Moon Gate Limited dated June 4, 2010	Filed with the SEC on June 17, 2010 as part of our Current Report on Form 8-K.
10.09	Letter of Intent between Sino Payments, Inc. and Tap Group dated September 24, 2010	Filed with the SEC on October 20, 2010 as part of our Current Report on Form 8-K.
10.10	Line of Credit Note between Sino Payments, Inc. and TAP Group dated January 10, 2011	Filed with the SEC on February 7, 2011 as part of our Current Report on Form 8-K.
10.11	Joint Venture Agreement between Sino Payments, Inc. and Tap Investments Group Limited dated November 26, 2010	Filed with the SEC on April 4, 2011 as part of our Quarterly Report on Form 10-Q/A.
10.12	Financial Framework Services Agreement between TAP e-Payment Services (HK) Limited and TAP Services (HK) Limited dated January 27, 2011	Filed with the SEC on April 19, 2011 as part of our Quarterly Report on Form 10-Q.
10.13	Share Exchange Agreement by and among Sino Payments, Inc., TIG Investments Group Limited and the Majority Shareholders of TIG dated November 24, 2011	Filed with the SEC on December 22, 2011 as part of our Annual Report on Form 10-K.
14.01	Code of Ethics	Filed with the SEC on July 20, 2009 as part of our Quarterly Report on Form 10-Q.
16.01	Letter of Agreement from Malone and Bailey, LLP dated December 18, 2009	Filed with the SEC on December 23, 2009 as part of our Current Report on Form 8-K.
16.02	Letter from M&K CPAS, PLLC dated March 16, 2012	Filed with the SEC on March 16, 2012 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed with the SEC on July 16, 2012 as part of our Quarterly Report on Form 10-Q.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed with the SEC on July 16, 2012 as part of our Quarterly Report on Form 10-Q.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with the SEC on July 16, 2012 as part of our Quarterly Report on Form 10-Q.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed with the SEC on July 16, 2012 as part of our Quarterly Report on Form 10-Q.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with the SEC on July 16, 2012 as part of our Quarterly Report on Form 10-Q.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed with the SEC on July 16, 2012 as part of our Quarterly Report on Form 10-Q.

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

SINO PAYMENTS, INC.

Dated: October 18, 2012	/s/ Matthew Mecke
By: Matthew Mecke
Its: President, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: October 18, 2012

/s/ Matthew Mecke

Matthew Mecke – Director

Dated: October 18, 2012

/s/ Chi Ho Lee

Chi Ho Lee – Director

Dated: October 18, 2012

/s/ Raymond Lee

Raymond Lee – Director

4