Form 10-K
period 2012-08-31
SINO PAYMENTS, INC.
filed 2013-11-29
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

(Commission file number):  333-147193

SINO Payments, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit G, 18th Floor, Legend Tower

7 Shing Yip Street, Kwun Tong

Kowloon, Hong Kong

(852) 29504288

(Address and telephone number of principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      . No  X .

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 29, 2012, was $9,948,014.41.

As of November 21, 2013, there were 26,566,930 shares of common stock outstanding.

EXPLANATORY NOTE

This is the first periodic report of SINO Payments, Inc. (the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covering periods after May 31, 2012. Readers should be aware that some aspects of this Annual Report on Form 10-K differ from other annual reports. Notably, it reflects the events, management, and financial numbers as of August 31, 2012, and not since then.  Accordingly, this annual report is intended to be a historical document disclosing the status of the Company as of August 31, 2012 and does not include any subsequent events.

In addition, we intend to file, as soon as practicable, our Quarterly Reports on Form 10-Q for each of the quarters ended November 30, 2012, February 28, 2013, and May 31, 2013.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “SNPY”, “we”, “us” and “our” are references to Sino Payments, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.

BUSINESS

Corporate History

We were incorporated in the State of Nevada on June 26, 2007 under the name China Soaring Inc. On November 26, 2008, we changed the Company's name to Sino Payments, Inc. Our objective is to become a credit card processing and merchant-acquiring services company that provides credit card clearing services to merchants and financial institutions in China. Since inception, we have made significant steps to develop and further our business plan, including creating our Global Processing Platform (“SinoPay GPP”) and establishing our website, www.sinopayments.com.

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

•

Term Fee - By charging a fee for given services;

•

Fixed Fee - By charging a fixed fee;

•

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our offices are currently located at Unit G, 18th Floor, Legend Tower, 7 Shing Yip Street, Kwun Ton, Kowloon, Hong Kong. This is the rental office that we maintain where we sublet desk space, telephone, office services and space for computer equipment. We do not have a lease nor do we pay rent. Currently, we do not own any real property.

ITEM 3.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

MINE SAFETY DISCLSOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock has been quoted on the OTC Bulletin Board since October 29, 2008, and was originally traded under the symbol “CHIJ.OB.” On December 17, 2008, our common stock began trading under our current symbol of “SNPY.OB.” Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per fiscal quarter as reported by the OTCBB based on our fiscal year end August 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
First Quarter (Sept. 1, 2010 – Nov. 30, 2010)	$0.0395	$0.0085
Second Quarter (Dec. 1, 2010 – Feb. 28, 2011)	$0.031	$0.011
Third Quarter (Mar. 1, 2011 – May 31, 2011)	$0.025	$0.0076
Fourth Quarter (June 1, 2011 – Aug. 31, 2011)	$0.028	$0.005

Fiscal Quarter	High	Low
First Quarter (Sept. 1, 2011 – Nov. 30, 2011)	$0.01	$0.01
Second Quarter (Dec. 1, 2011 – Feb. 29, 2012)	$0.07	$0.01
Third Quarter (Mar. 1, 2012 – May 31, 2012)	$0.03	$0.01
Fourth Quarter (June 1, 2012 – Aug. 31, 2012)	$0.04	$0.01

Record Holders

As of August 31, 2012, we had approximately 31 shareholders of record.

Recent Sales of Unregistered Securities

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

Overview

We were incorporated in the State of Nevada on June 26, 2007 under the name China Soaring Inc. On November 26, 2008, we changed the Company's name to Sino Payments, Inc. Our objective is to become a credit card processing and merchant-acquiring services company that provides credit card clearing services to merchants and financial institutions in China. Since inception, we have made significant steps to develop and further our business plan, including creating our Global Processing Platform (“SinoPay GPP”) and establishing our website, www.sinopayments.com.

One of our objectives is to be a provider of Internet Protocol (IP) processing services in Asia to bank card-accepting merchants. We market our services to local merchants with regional retail locations across Asia Pacific as potential customers of its IP and related credit card and debit card processing systems. We offer interoperability through a highly-efficient infrastructure and exceptional knowledge of the IP processing market through our SinoPay GPP platform. The SinoPay GPP system facilitates the processing of all credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and will be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. Sino Payments intends to deploy the SinoPay GPP platform throughout Asia with a focus on China, Hong Kong, Thailand, Philippines, Malaysia, Korea, and Japan.

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

RESULTS OF OPERATIONS

Working Capital

	August 31, 2012 $	August 31, 2011 $
Current Assets	-	-
Current Liabilities	176,671	118,508
Working Capital (Deficit)	(176,671)	(118,508)

Cash Flows

	Year ended August 31, 2012 $	Year ended August 31, 2011 $
Cash Flows from (used in) Operating Activities	-	(20,120)
Cash Flows from (used in) Financing Activities	-	20,110
Net Increase (decrease) in Cash During Period	-	(10)

Operating Revenues

During the year ended August 31, 2012 and 2011, the Company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended August 31, 2012 was $55,434 compared with $213,930 for the year ended August 31, 2011. The decrease in operating expenditures was attributed to limited cash flows that affected the ability for the Company to continue to increase their operating expenditures with respect to their credit card processing business.

Net loss for the year ended August 31, 2012 was $58,163 compared with $231,113 for the year ended August 31, 2011. In addition to operating losses, the Company incurred $2,729 of interest expense during the year ended August 31, 2012 compared to $1,315 of interest expense and $15,868 of loss on settlement of debt for the year ended August 31, 2011.

Liquidity and Capital Resources

As at August 31, 2012 and 2011, the Company’s cash balance and total assets were $nil

As at August 31, 2012, the Company had total liabilities of $176,671 compared with total liabilities of $118,508 as at August 31, 2011.  The increase in total liabilities were attributed to an increase of $30,997 in accounts payable and accrued liabilities due to the Company’s lack of cash flow to repay outstanding obligations as they became due, and $27,175 increase in line of credit from a related party for financing of day-to-day operations of the Company.

As at August 31, 2012, the Company had a working capital deficit of $176,671 compared with a working capital deficit of $118,508 as at August 31, 2011.  The increase in working capital deficit was attributed to the fact that the Company had insufficient cash flow to pay outstanding obligations as they became due and relied on increased short-term debt financing to support day-to-day operations.

Cashflow from Operating Activities

During the year ended August 31, 2012, the Company used $nil of cash for operating activities compared to the use of $20,120 of cash for operating activities during the year ended August 31, 2011. The decrease in cash used for operating activities was due to limited cash flows as the Company had minimal cash financing during the year and settled a significant amount of outstanding liabilities through the Company’s line of credit.

Cashflow from Investing Activities

During the years ended August 31, 2012 and 2011, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the year ended August 31, 2012, the Company had $nil of proceeds from financing activities compared to proceeds of $20,110 for the year ended August 31, 2011.  During the year ended August 31, 2011, the Company received net proceeds of $20,110 from promissory notes.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included herein commencing on page F-1.

SINO PAYMENTS INC.

(A Development Stage Company)

Financial Statements

For the Years Ended August 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sino Payments, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Sino Payments, Inc.  (“the Company”) as of August 31, 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and for the cumulative period from June 26, 2007 (date of inception) through August 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Sino Payments, Inc. as of August 31, 2012, and the results of their operations and cash flows for the year then ended and for the cumulative period from June 26, 2007 (date of inception) through August 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $1,218,391 for the period from inception through August 31, 2012 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

November 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Sino Payments Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Sino Payments Inc. (a Development Stage Company) as of August 31, 2011, and the related statements of operations, stockholders' deficit and cash flows for the year then ended and accumulated from June 26, 2007 (Date of Inception) to August 31, 2011. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Payments Inc. as of August 31, 2011 and the results of their operation and their cash flows for the periods described above, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and there is substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might reflect these uncertainties.

/s/ M&K CPAS, PLLC

Houston, Texas

December 21, 2011

SINO PAYMENTS, INC.

(A Development Stage Company)

Balance Sheets

	August 31, 2012 $	August 31, 2011 $

ASSETS

Current Assets

Cash	–	–

Total Assets	–	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	–	9
Accounts payable and accrued liabilities	128,492	97,495
Due to related party	4,876	4,876
Line of credit – related party	43,303	16,128

Total Liabilities	176,671	118,508

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 12,000,000 shares issued and outstanding	120	120

Additional paid-in capital	1,041,600	1,041,600

Deficit accumulated during the development stage	(1,218,391)	(1,160,228)

Total Stockholders’ Deficit	(176,671)	(118,508)

Total Liabilities and Stockholders’ Deficit	–	–

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Statements of Operations

	For the Year Ended August 31, 2012 $	For the Year Ended August 31, 2011 $	Accumulated from June 26, 2007 (Date of Inception) to August 31, 2012 $

Revenue	–	–	–

Operating Expenses

General and administrative	54,953	203,996	1,177,758
Foreign exchange loss (gain)	481	(66)	415
Loss on impairment of joint venture	–	10,000	10,000

Total Operating Expenses	55,434	213,930	1,188,173

Operating loss	(55,434)	(213,930)	(1,188,173)

Other Expense

Interest expense	(2,729)	(1,315)	(6,381)
Loss on settlement of debt	–	(15,868)	(23,838)

Net loss	(58,163)	(231,113)	(1,218,392)

Net loss per share, basic and diluted	(0.01)	(0.02)

Weighted average number of shares outstanding	12,000,000	10,191,345

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended August 31, 2012 $	For the Year Ended August 31, 2011 $	Accumulated from June 26, 2007 (Date of Inception) to August 31, 2012 $

Operating Activities

Net loss for the year	(58,163)	(231,113)	(1,218,392)

Adjustments to reconcile net loss to net cash used In operating activities:
Accretion expense	–	–	3,600
Loss on settlement of debt	–	15,868	23,838
Loss on impairment of joint venture	–	10,000	10,000
Shares issued for services	–	29,150	637,995
Warrants issued for services	–	–	2,938

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	30,988	155,975	350,675
Line of credit – related party	27,175	–	27,175

Net cash used in operating activities	–	(20,120)	(162,172)

Financing Activities

Proceeds from issuance of common stock	–	–	85,130
Proceeds from convertible notes payable	–	–	7,200
Proceeds from promissory note payable	–	3,982	30,517
Proceeds from related parties, net	–	16,128	39,325

Net cash provided by financing activities	–	20,110	162,172

Decrease in cash	–	(10)	–

Cash, beginning of period	–	10	–

Cash, end of period	–	–	–

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash investing and financing activities:

Beneficial conversion expense of convertible notes	–	–	3,600
Shares issued for joint venture	–	10,000	10,000
Shares issued to settle notes payable	–	18,314	41,017

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – June 26, 2007 (Date of Inception)	–	–	–	–	–

Shares for cash at $0.00002 per share	6,500,000	65	65	–	130

Net loss for the period	–	–	–	(10,570)	(10,570)

Balance – August 31, 2007	6,500,000	65	65	(10,570)	(10,440)

Shares for cash at $0.10 per share	810,000	8	80,992	–	81,000

Net loss for the year	–	–	–	(64,592)	(64,592)

Balance – August 31, 2008	7,310,000	73	81,057	(75,162)	5,968

Shares for settlement of debt	772,441	8	446,262	–	446,270

Beneficial conversion on notes payable	–	–	3,600	–	3,600

Net loss for the year	–	–	–	(548,174)	(548,174)
	–	–
Balance – August 31, 2009	8,082,441	81	530,919	(623,336)	(92,336)

Return to treasury	(186,667)	(2)	2	–	–

Fair value of warrants issued	–	–	2,938	–	2,938

Shares for settlement of debt	138,669	1	38,664	–	38,665

Shares issued for services	1,052,427	11	169,863	–	169,874

Net loss for the year	–	–	–	(305,779)	(305,779)

Balance – August 31, 2010	9,086,870	91	742,386	(929,115)	(186,638)

Shares issued for joint venture	166,667	2	9,998	–	10,000

Shares for settlement of liabilities	2,304,796	23	260,070	–	260,093

Shares issued for services	441,667	4	29,146	–	29,150

Net loss for the year	–	–	–	(231,113)	(231,113)

Balance – August 31, 2011	12,000,000	120	1,041,600	(1,160,228)	(118,508)

Net loss for the year	–	–	–	(58,163)	(58,163)

Balance – August 31, 2012	12,000,000	120	1,041,600	(1,218,391)	(176,671)

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2012

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2012, the Company has a working capital deficiency of $176,671 and has accumulated losses totaling $1,218,391 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2012

2.

Summary of Significant Accounting Policies (continued)

d)

Financial Instruments (continued)

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2012

2.

Summary of Significant Accounting Policies (continued)

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

k)

Reclassification

Certain amounts in the balance sheet have been reclassified in the prior year to conform to the current year presentation.

3

Investment in Joint Venture

On November 26, 2010, the Company entered into a joint venture agreement with TAP e-Payment Services (H.K.) Ltd. (TAP) and agreed to issue 1,000,000 common shares of the Company with a fair value of $10,000 in exchange for 51% interest of TAP. As at August 31, 2012, the Company’s interest in the joint venture was a net loss of $5,758 (2011 - $40,887), of which $10,000 was reflected against the investment in joint venture.

4.

Loan Payable-related party

a)

As at August 31, 2012, the Company owes $43,303 (2011 - $16,128) to a related party for payment of operating expenditures. The amount owing is unsecured, due interest at 8% per annum, and due on demand.  Accrued interest of $2,568 (2011 - $328) has been recorded in accrued liabilities.

b)

On January 10, 2011 the Company entered into a revolving line of credit with a related party for $100,000. During the year ended August 31, 2012, the Company borrowed a total of $0 and accrued interest expense of $0.

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2012

5.

Common Shares

All common share issuances for non-cash purposes are valued using the end-of-day trading price based on the date that the shares were issued or authorized by management, unless otherwise indicated.

a)

On May 11, 2011, the Company issued 5,827,158 common shares with a fair value of $116,545 to settle outstanding services of $87,005 resulting in a loss on settlement of debt of $29,540.

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

6.

Note Payable

a)

As at August 31, 2012, the Company owes $4,876 (2011 - $4,876) to a third party (former director of the Company) for payment of general operating expenditures.  The amounts owing are unsecured, due interest at 10% per annum, and due on demand. Accrued interest of $1,815 (2011 - $1,326) has been recorded in accrued liabilities.

7.

Income Taxes

The Company has $924,872 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2027. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended August 31, 2012 and 2011 as a result of the following:

	2012 $	2011 $

Net loss before taxes	(58,163)	(231,113)
Statutory rate	34%	34%

Expected tax recovery	(19,775)	(78,578)
Non-deductible expenses	–	5,395
Change in valuation allowance	19,775	73,183

Income tax provision	–	–

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2012

7.

Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at August 31, 2011 and 2010, after applying enacted corporate income tax rates, are as follows:

	2012 $	2011 $

Net operating losses carried forward	314,456	294,483
Valuation allowance	(314,456)	(294,483)

Net deferred tax asset	–	–

The Company has incurred operating losses of $924,872 which, if unutilized, will expire through to 2032. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

	Net
	Loss
Period Incurred	$	Expiry Date

2007	10,571	2027
2008	64,592	2028
2009	281,592	2029
2010	294,709	2030
2011	215,245	2031
2012	58,163	2032

	924,872

8.

Subsequent Events

a)

On March 18, 2013, the Company and its Board of Directors authorized a one-for-six reverse stock split of the Company’s issued and outstanding common shares. The effects of the reverse stock split decreased the number of the issued and outstanding common shares from 72,000,000 common shares to 12,000,000 common shares after accounting for partial shares.  The reverse stock split has been applied on a retroactive basis.

b)

On November 24, 2011, the Company entered into a share exchange agreement with TAP Investments Group Limited (“TIG”), a Hong Kong limited company, whereby the Company acquired the remaining 49% of Tap ePayment Services (HK) Limited from TIG in exchange for 50% of the issued and outstanding common shares of the Company.  On April 8, 2013, the Company issued 12,000,000 common shares, representing 50% of the issued and outstanding common shares of the Company on the date of issuance, to TIG and enacted the share exchange agreement.

c)

On June 7, 2013, the Company issued 1,566,900 common shares at $0.18 per share for proceeds of $282,042. Mr Kenneth Tan incoming CEO as of Aug. 26, 2013 subscribed to this placement and received 1,424,500 shares purchased at $0.18 cents for cash received of $256,410.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 5, 2012, Sadler, Gibb & Associates, LLC (“SG&A”) was engaged as the registered independent public accountant for the Company and M&K CPAS, PLLC (“M&K”) was dismissed as the registered independent public accountant for the Company.  The decisions to appoint SG&A and dismiss M&K were approved by the Board of Directors of the Company on March 5, 2012.

Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern which was included in our accountant’s report on the financial statements for the years ended August 31, 2011 and 2010, M&K’s reports on the financial statements of the Company for the years ended August 31, 2011 and 2010 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. For the two most recent fiscal years and any subsequent interim period through M&K's termination on March 5, 2012, M&K disclosed the uncertainty regarding the ability of the Company to continue as a going concern in its accountant’s report on the financial statements.

In connection with the audit and review of the financial statements of the Company through March 5, 2012, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with M&K's opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the years ended August 31, 2011 and 2010 and interim unaudited financial statements through March 5, 2012, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to March 5, 2012, the Company did not consult with SG&A regarding (1) the application of accounting principles to specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided a copy of the foregoing disclosures to M&K and requested that M&K furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. A copy of the letter furnished in response to that request is filed as Exhibit 16.1 to the Company’s Form 8-K filed with the SEC on March 16, 2012.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of August 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at August 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation  we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

•

Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

•

We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s) as of August 31, 2012:

Name	Age	Position with the Company	Director Since
Matthew Mecke	43	CEO, CFO, President & Director	November 21, 2008
Chi Ho Lee	52	Secretary, Treasurer & Director	January 24, 2012
Raymond Lee	56	Director	May 4, 2011

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Matthew Mecke. Prior to his appointment as Chairman and CEO of Sino Payments, Matthew Mecke was a member of the board of directors of Sino Fibre Communications, Inc. (OTCBB: SFBE) based in China and Hong Kong starting in January 2006. Mr. Mecke also served as president, principal executive officer of Sino Fibre Communications from January 2006 to October 2007 and as chairman of board of directors from January 2006 to December 2007. From October 2003 to January 2006, Mr. Mecke was a founder, vice chairman, president, and CEO of Asia Payment Systems (OTCBB: APYM). From October 1998 to July 1999, Mr. Mecke was a co-founder and served as Senior Vice President, Systems and Product Development for First Ecom.com (NASD: FECC), an international e-commerce payment gateway pioneer based in Hong Kong which linked e-commerce merchants with offshore back-end transaction processing systems. From April 1994 to July 1998, Mr. Mecke was an employee of First Data Corp. (formerly NYSE: FDC) in the United States and Hong Kong. Mr. Mecke was responsible for middle management of retail card system operations. In the late 1990’s, Mr. Mecke was a management executive of First Data Asia in Hong Kong, where his responsibilities included strategic planning, new business development, e-commerce applications and pricing. On August 26, 2013, Mr. Mecke resigned his position as CEO and President of the Company but remains a Director of the Company.

Chi Ho Lee.  Mr. Lee has over 25 years of experience in business development and finance that he achieved while working for various companies throughout Asia Pacific.  From April 2011 until January 2012, Mr. Lee served as Chief Executive Officer of Value Exchange International Limited (“Value Exchange”), located in Hong Kong.  Prior to working for Value Exchange, Mr. Lee was an employee of TAP Services Limited (“TAP”), from August 1988 until January 2012, where he worked in Hong Kong, the People’s Republic of China and the Philippines.  While working for TAP, Mr. Lee was responsible for the business development of TAP’s solutions to various retailers in the Greater China and Asia Pacific markets.  Prior to working for TAP, from August 1985 until July 1988, Mr. Lee worked as an auditor and then later as a management consultant at the firm Ernst and Whinney (now “Ernst and Young”), an international accountancy and auditing consulting firm.  As management consultant, Mr. Lee provided IT and financial advisory services to clients in the public and private sectors. Due to Mr. Lee’s prior management experience and knowledge of the Chinese and Asia Pacific markets, the Company appointed him to serve as Secretary, Treasury and as a member of the Board of Directors. On August 26, 2013, Mr. Lee resigned his position as CFO, Secretary, Treasurer, and Director of the Company.

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

Family Relationship

Mr. Chi Ho Lee is the brother of Raymond Lee, a current Director of the Company.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten (10) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law

Audit Committee and Audit Committee Financial Expert

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended August 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended August 31, 2012, and the representations made by the reporting persons to us, we believe that during the year ended August 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our chief executive officers during the twelve month periods ended August 31, 2012 and 2011. No other executive officer received compensation greater than $100,000.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 8/31	Salary ($)	Bonus ($) (2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matthew Mecke (1) President, CEO, CFO, and Director	2011	32,000	-0-	-0-	-0-	-0-	-0-	-0-	32,000
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

1.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended August 31, 2012.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Director Compensation

Directors received no compensation during the fiscal year ending August 31, 2012.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management  as of Nov. 2012 below is accurate

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 31, 2012 (i) by each of our directors; (ii) by each of our named executive officers; (iii) by all of our executive officers and directors as a group; and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of August 31, 2012, there were 72,000,000 shares of our common stock outstanding:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Matthew Mecke (3) Unit T25, GF Bangkok Bank Building 18 Bonham Strand West Sheung Wan, Hong Kong	Common	3,797,503	5.27%
Chi Ho Lee (4) Unit T25, GF Bangkok Bank Building 18 Bonham Strand West Sheung Wan, Hong Kong	Common	0	*
Raymond Lee (5) Unit T25, GF Bangkok Bank Building 18 Bonham Strand West Sheung Wan, Hong Kong	Common	0	*
All Officers and Directors as a Group	Common	3,797,503	5.27%
Other Beneficial Owners
Kellwood Group Limited (6) P.O. Box 116, Sea Meadow House Blackburn Hwy Road Town, Tortola BVI	Common	16,960,000	23.35%

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

(2)

Based on 72,000,000 issued and outstanding shares of common stock as of December 31, 2012.

(3)

Matthew Mecke was the Company's President, CEO and CFO and a Director. His beneficial ownership includes 3,797,503 common shares.

(4)

Chi Ho Lee was the Company’s Secretary, Treasurer and a Director and held no common shares of the Company.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As at August 31, 2012, the Company owes $4,876 to a Director of the Company for payment of general operating expenditures.  The amounts owing are unsecured, non-interest bearing, and due on demand.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). Mr. Chi Ho Lee and Mr. Raymond Lee were independent directors as defined under in NASDAQ Rule 5605(a)(2).

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended August 31, 2011	Year Ended August 31, 2012
Audit fees	$13,125	$18,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$13,125	$18,000

Audit Fees

During the fiscal year ended August 31, 2011, we incurred approximately $13,125 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2011.

During the fiscal year ended August 31, 2012, we incurred approximately $18,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended August 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended August 31, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended August 31, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

ITEM 15.

EXHIBIT, FINANCIAL STATEMENTS AND SCHEDULES

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on November 19, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on November 19, 2007 as part of our Registration Statement on Form SB-2.
4.01	2009 Stock Incentive Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
10.01	Memorandum of Understanding between Sino Payments, Inc. and BCS Holdings, Inc. dated May 26, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.02	Services Agreement between Sino Payments, Inc. and PowerE2E China dated April 24, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.03	Pay Sourcing Agreement between Sino Payments, Inc. and PAY.ON Asia, Ltd. dated September 22, 2009	Filed with the SEC on September 29, 2009 as part of our Current Report on Form 8-K.
10.04	Reseller Agreement between Sino Payments, Inc. and eNETS Hong Kong, Ltd. dated August 3, 2009	Filed with the SEC on October 6, 2009 as part of our Current Report on Form 8-K.
10.05	Form of Convertible Note between Sino Payments, Inc. and Matthew Mecke dated November 12, 2009	Filed with the SEC on November 20, 2009 as part of our Current Report on Form 8-K.
10.06	Agency Agreement between Sino Payments, Inc. and Valitor dated January 13, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.07	Agency Agreement between Sino Payments, Inc. and Payvision dated January 19, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.08	Line of Credit Note between Sino Payments, Inc. and Moon Gate Limited dated June 4, 2010	Filed with the SEC on June 17, 2010 as part of our Current Report on Form 8-K.
10.09	Letter of Intent between Sino Payments, Inc. and Tap Group dated September 24, 2010	Filed with the SEC on October 20, 2010 as part of our Current Report on Form 8-K.
10.10	Line of Credit Note between Sino Payments, Inc. and TAP Group dated January 10, 2011	Filed with the SEC on February 7, 2011 as part of our Current Report on Form 8-K.
10.11	Joint Venture Agreement between Sino Payments, Inc. and Tap Investments Group Limited dated November 26, 2010	Filed with the SEC on April 4, 2011 as part of our Quarterly Report on Form 10-Q/A.
10.12	Financial Framework Services Agreement between TAP e-Payment Services (HK) Limited and TAP Services (HK) Limited dated January 27, 2011	Filed with the SEC on April 19, 2011 as part of our Quarterly Report on Form 10-Q.
10.13	Share Exchange Agreement by and among Sino Payments, Inc., TIG Investments Group Limited and the Majority Shareholders of TIG dated November 24, 2011	Filed with the SEC on December 22, 2011 as part of our Annual Report on Form 10-K
14.01	Code of Ethics	Filed with the SEC on July 20, 2009 as part of our Quarterly Report on Form 10-Q.
16.01	M&K CPAS, PLLC dated March 16, 2012, to the Securities and Exchange Commission	Filed with the SEC on March 16, 2012 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive and Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO PAYMENTS, INC.

Dated: November 29, 2013

/s/ Kenneth Tan

By: Kenneth Tan

Its: President, CEO (principal executive officer)

/s/ Alex Chan

By: Alex Chan

Its: CFO and Treasurer  (principal financial and

accounting officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: November 29, 2013

/s/ Kenneth Tan

By: Kenneth Tan – President, and Director (Principal Executive Officer)

Dated: November 29, 2013

/s/ Alex Chan

By: Alex Chan – CFO and Treasurer

Dated: November 29, 2013

/s/ Matthew Mecke

By: Matthew Mecke – Director

Dated: November 29, 2013

/s/ Raymond Lee

By: Raymond Lee – Director

Dated: November 29, 2013

/s/ Bella Tsang Po Yee

By: Bella Tsang Po Yee – Secretary