Form 10-Q
period 2012-11-30
SINO PAYMENTS, INC.
filed 2014-04-17
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended November 30, 2012
.	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  000-53537

SINO Payments, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-3767331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit G, 18th Flr. Legend Tower 7 Shing Yip Street, Kwun Tong Kowloon, Hong Kong
(Address of principal executive offices)	(Zip Code)

      (852) 2950 4288

 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X .   No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes   X .   No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       .   No   X .

As of April 10, 2014, there were 26,566,930 shares of common stock issued and outstanding.

FORM 10-Q

SINO Payments, Inc.

SINO PAYMENTS INC.

(A Development Stage Company)

Condensed Financial Statements

November 30, 2012 (unaudited) and August 31, 2012

Condensed Balance Sheets (unaudited)

4

Condensed Statements of Operations (unaudited)

5

Condensed Statements of Cash Flows (unaudited)

6

Notes to the Condensed Financial Statements (unaudited)

7

SINO PAYMENTS, INC.

(A Development Stage Company)

Condensed Balance Sheets

	November 30, 2012 $	August 31, 2012 $
	(unaudited)
ASSETS

Total Assets	–	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	95,011	128,492
Note payable	4,876	4,876
Line of credit – related party	43,303	43,303

Total Liabilities	143,190	176,671

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 12,000,030 shares issued and outstanding	120	120

Additional paid-in capital	1,041,600	1,041,600

Deficit accumulated during the development stage	(1,184,910)	(1,218,391)

Total Stockholders’ Deficit	(143,190)	(176,671)

Total Liabilities and Stockholders’ Deficit	–	–

(The accompanying notes are an integral part of these condensed financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended November 30, 2012 $	For the Three Months Ended November 30, 2011 $	Accumulated from June 26, 2007 (Date of Inception) to November 30, 2012 $

Revenue	–	–	–

Operating Expenses

General and administrative	8,278	9,487	1,186,035
Foreign exchange loss	–	–	415
Loss on impairment of joint venture	–	–	10,000

Total Operating Expenses	8,278	9,487	1,196,450

Operating Loss	(8,278)	(9,487)	(1,196,450)

Other Income (Expense)

Interest expense	(985)	(296)	(7,366)
Loss on settlement of debt	–	–	(23,838)
Write-off of accounts payable	42,744	–	42,744

Total Other Income (Expense)	41,759	(296)	11,540

Net Income (loss)	33,481	(9,783)	(1,184,910)

Net Income (Loss) per Share, Basic and Diluted	0.00	(0.00)

Weighted Average Number of Shares Outstanding	12,000,030	12,000,030

(The accompanying notes are an integral part of these condensed financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended November 30, 2012 $	For the Three Months Ended November 30, 2011 $	Accumulated from June 26, 2007 (Date of Inception) to November 30, 2012 $

Operating Activities

Net income (loss) for the year	33,481	(9,783)	(1,184,910)

Adjustments to reconcile net loss to net cash used In operating activities:
Accretion expense	–	–	3,600
Loss on settlement of debt	–	–	23,838
Loss on impairment of joint venture	–	–	10,000
Shares issued for services	–	–	637,995
Warrants issued for services	–	–	2,938
Write-off of accounts payable	(42,744)	–	(42,744)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,263	9,783	359,936
Line of credit – related party	–	–	27,175

Net cash used in operating activities	–	–	(162,172)

Financing Activities

Proceeds from issuance of common stock	–	–	85,130
Proceeds from convertible notes payable	–	–	7,200
Proceeds from promissory note payable	–	–	30,517
Proceeds from related parties, net	–	–	39,325

Net cash provided by financing activities	–	–	162,172

Decrease in cash	–	–	–

Cash, beginning of period	–	–	–

Cash, end of period	–	–	–

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash investing and financing activities:

Beneficial conversion expense of convertible notes	–	–	3,600
Shares issued for joint venture	–	–	10,000
Shares issued to settle notes payable	–	–	41,017

(The accompanying notes are an integral part of these condensed financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

November 30, 2012

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2012, the Company has a working capital deficiency of $143,190 and has accumulated losses totaling $1,184,910 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

November 30, 2012

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, line of credit to a related party, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)

Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

November 30, 2012

2.

Summary of Significant Accounting Policies (continued)

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30 and August 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

l)

Reclassification

Certain amounts in the balance sheet have been reclassified in the prior year to conform to the current year presentation.

3

Investment in Joint Venture

On November 26, 2010, the Company entered into a joint venture agreement with TAP Investments Group Limited (TAP) and agreed to issue 1,000,000 common shares of the Company with a fair value of $10,000 in exchange for 51% interest of TAP. As at November 30, 2012, the Company’s interest in the joint venture was a net loss of $5,758 (August 30, 2012 - $5,758), of which $nil (August 30, 2012 - $10,000) was reflected against the investment in joint venture.

4.

Loan Payable-related party

As at November 30, 2012, the Company owes $43,303 (August 31, 2012 - $43,303) to a related party for payment of operating expenditures.  The amount owing is unsecured, due interest at 8% per annum, and due on demand.  As of November 30, 2012, accrued interest of $3,432 (August 31, 2012 - $2,568) has been recorded in accrued liabilities.

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

November 30, 2012

5.

Note Payable

As at November 30, 2012, the Company owes $4,876 (August 31, 2012 - $4,876) to a former director of the Company, for payment of general operating expenditures.  The amounts owing are unsecured, due interest at 10% per annum, and due on demand. As of November 30, 2012, accrued interest of $1,937 (2012 - $1,815) has been recorded in accrued liabilities.

6.   Subsequent Events

a)

On March 18, 2013, the Company and its Board of Directors authorized a one-for-six reverse stock split of the Company’s issued and outstanding common shares. The effects of the reverse stock split decreased the number of the issued and outstanding common shares from 72,000,000 common shares to 12,000,030 common shares after accounting for partial shares.  The reverse stock split has been applied on a retroactive basis.

b)

On November 24, 2011, the Company entered into a share exchange agreement with TIG Investments Group Limited (“TIG”), a Hong Kong limited company, whereby the Company acquired the remaining 49% of Tap ePayment Services (HK) Limited from TIG in exchange for 50% of the issued and outstanding common shares of the Company.  On April 8, 2013, the Company issued 12,000,000 common shares, representing 50% of the issued and outstanding common shares of the Company on the date of issuance, to TIG. The agreement was formally signed and closed on January 1, 2014.

c)

On August 26, 2013, the Company issued 1,566,900 common shares at $0.18 per share for proceeds of $282,042.

d)

On November 11, 2013, the Company issued 1,000,000 common shares at $0.18 per share for proceeds of $180,000.

EXPLANATORY NOTE

This is the periodic report of SINO Payments, Inc. (the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covering periods ending November 30, 2012. Readers should be aware that some aspects of this Quarterly Report on Form 10-Q differ from other annual reports. Notably, it reflects the events, management, and financial numbers as of November 30, 2012, and not since then.  Accordingly, this quarterly report is intended to be a historical document disclosing the status of the Company as of November 30, 2012 and does not include any subsequent events (except “Recent Developments”).

In addition, we intend to file, as soon as practicable, our Quarterly Reports on Form 10-Q for each of the quarters ended February 28, 2013, and May 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us.. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the Securities and Exchange Commission.

CORPORATE OVERVIEW

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

Recent Developments

On June 7, 2013, SINO Payments, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors pursuant to which the Company issued and 1,566,900 shares of the Company’s restricted common stock for an aggregate purchase price of $282,042, pursuant to the rules and regulations of Regulation S promulgated under the Securities Act of 1933, as amended.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2011

Working Capital

	November 30, 2012 $	August 31, 2012 $
Current Assets	-	-
Current Liabilities	143,190	176,671
Working Capital (Deficit)	(143,190)	(176,671)

Cash Flows

Three Months Ended:
	November 30, 2012 $	November 30, 2011 $
Cash Flows from (used in) Operating Activities	-	-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

Operating Revenues

During the three months ended November 30, 2012 and 2011, the Company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended November 30, 2012 was $8,278 compared with $9,487 for the three months ended November 30, 2011. The decrease in operating expenditures was attributed to the fact that the Company had limited transactions and incurred less legal fees compared to prior year.

Net income for the three months ended November 30, 2012 was $33,481 compared with a net loss of $9,783 for the three months ended November 30, 2011.  In addition to operating losses, the Company recorded a gain of $42,744 for the write-off of accounts payable which were forgiven, offset by interest expense of $985 from outstanding loans payable.  During the three months ended November 30, 2011, the Company incurred interest expense of $296.

The Company recorded a net income of $33,481 during the three months ended November 30, 2012 and a net income per share of $nil compared to a net loss of $9,783 and a net loss per share of $nil during the three months ended November 30, 2011.

Liquidity and Capital Resources

As at November 30, 2012 and August 31, 2012, the Company’s cash balance and total assets were $nil

As at November 30, 2012, the Company had total liabilities of $143,190 compared with total liabilities of $176,671 as at August 31, 2012.  The decrease in total liabilities were attributed to a gain on forgiveness of accounts payable and accrued liabilities of $42,744 offset by normal increases in accounts payable and accrued liabilities for day-to-day activities as the Company did not raise any cash flows from financing or investing activities to support the ongoing operating costs of the Company.

As at November 30, 2012, the Company had a working capital deficit of $143,190 compared with a working capital deficit of $176,671 as at August 31, 2012.  The decrease in working capital deficit was due to the forgiveness of accounts payable that occurred during the period.

Cash Flow from Operating Activities

During the three months ended November 30, 2012 and 2011, the Company used $nil of cash for operating activities as the Company did not have any cash flows and did not raise any cash flows from financing or investing activities to support the Company’s ongoing development.

Cash Flow from Investing Activities

During the three months ended November 30, 2012 and 2011, the Company did not have any cash transactions related to investing activities.

Cash Flow from Financing Activities

During the three months ended November 30, 2012 and 2011, the Company did not have any cash transactions relating to financing activities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our President and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our President and Chief Financial Officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our internal control over financial reporting is not effective based on those criteria due to the following:

There is a lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the related disbursements due to our limited staff and accounting personnel.  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with administrative and financial matters.  Since an officer of the Company is a partner with an accounting firm which provides support services to the Company, in the future, management intends to continue to utilize additional staff of the accounting firm to handle certain administrative financial duties.

There is a lack of effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in the financial statements.  Management is working to ensure that all permanent file documents are maintained in a working file which becomes an essential component of the financial closing process.

There is a lack of controls over the control environment in that the Board of Directors is comprised of three members who are officers of the Company.  As of yet, there are no independent members, no formal audit committee and no compensation committee.  As the Company matures, management will expand the Board of Directors accordingly.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO Payments, Inc.

April 17, 2014	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director (Principal Executive Officer)

April 17, 2014	/s/	Alex Chan
	By:	Alex Chan
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)