Form 10-Q
period 2013-02-28
SINO PAYMENTS, INC.
filed 2014-04-17
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X.	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended February 28, 2013
.	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  000-53537

SINO Payments, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-3767331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit G, 18th Flr. Legend Tower 7 Shing Yip Street, Kwun Tong Kowloon, Hong Kong
(Address of principal executive offices)	(Zip Code)

         (852) 2950 4288

 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X.   No       .

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

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	.	Smaller reporting company	X.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       .   No   X .

As of April 10, 2014, there were 26,566,930 shares of common stock issued and outstanding.

FORM 10-Q

SINO Payments, Inc.

SINO PAYMENTS INC.

(A Development Stage Company)

Condensed Financial Statements

February 28, 2013 (unaudited) and August 31, 2012

Condensed Balance Sheets (unaudited)

4

Condensed Statements of Operations (unaudited)

5

Condensed Statements of Cash Flows (unaudited)

6

Notes to the Condensed Financial Statements (unaudited)

7

SINO PAYMENTS, INC.

(A Development Stage Company)

Condensed Balance Sheets

	February 28, 2013 $	August 31, 2012 $
	(unaudited)
ASSETS

Current Assets

Cash	–	–

Total Assets	–	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	121,235	128,492
Note payable	4,876	4,876
Line of credit – related party	43,303	43,303

Total Liabilities	169,414	176,671

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 12,000,030 shares issued and outstanding	120	120

Additional paid-in capital	1,041,600	1,041,600

Deficit accumulated during the development stage	(1,211,134)	(1,218,391)

Total Stockholders’ Deficit	(169,414)	(176,671)

Total Liabilities and Stockholders’ Deficit	–	–

(The accompanying notes are an integral part of these condensed financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended February 28, 2013 $	For the Three Months Ended February 29, 2012 $	For the Six Months Ended February 28, 2013 $	For the Six Months Ended February 29, 2012 $	Accumulated from June 26, 2007 (Date of Inception) to February 28, 2013 $

Revenue	–	–	–	–	–

Operating Expenses

General and administrative	23,711	53,454	31,989	62,941	1,209,746
Foreign exchange loss (gain)	1,539	481	1,539	481	1,953
Loss on impairment of joint venture	–	–	–	–	10,000

Total Operating Expenses	25,250	53,935	33,528	63,422	1,221,699

Operating Loss	(25,250)	(53,935)	(33,528)	(63,422)	(1,221,699)

Other Income (Expense)

Interest expense	(974)	(729)	(1,959)	(1,025)	(8,341)
Loss on settlement of debt	–	–	–	–	(23,838)
Write-off of accounts payable	–	–	42,744	–	42,744

Total Other Income (Expense)	(974)	(729)	40,785	(1,025)	10,565

Net Income (Loss)	(26,224)	(54,664)	7,257	(64,447)	(1,211,134)

Net Loss per Share, Basic and Diluted	(0.00)	(0.00)	0.00	(0.00)

Weighted Average Number of Shares Outstanding	12,000,030	12,000,030	12,000,030	12,000,030

(The accompanying notes are an integral part of these condensed financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended February 28, 2013 $	For the Six Months Ended February 29, 2012 $	Accumulated from June 26, 2007 (Date of Inception) to February 28, 2013 $

Operating Activities

Net income (loss) for the year	7,257	(64,447)	(1,211,134)

Adjustments to reconcile net loss to net cash used In operating activities:
Accretion expense	–	–	3,600
Loss on settlement of debt	–	–	23,838
Loss on impairment of joint venture	–	–	10,000
Shares issued for services	–	–	637,995
Warrants issued for services	–	–	2,938
Write-off of accounts payable	(42,744)		(42,744)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	35,487	55,772	386,160
Line of credit – related party	–	–	27,175

Net cash used in operating activities	–	(8,675)	(162,172)

Financing Activities

Proceeds from issuance of common stock	–	–	85,130
Proceeds from convertible notes payable	–	–	7,200
Proceeds from promissory note payable	–	8,675	30,517
Proceeds from related parties, net	–	–	39,325

Net cash provided by financing activities	–	8,675	162,172

Decrease in cash	–	–	–

Cash, beginning of period	–	–	–

Cash, end of period	–	–	–

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash investing and financing activities:

Beneficial conversion expense of convertible notes	–	–	3,600
Shares issued for joint venture	–	–	10,000
Shares issued to settle notes payable	–	–	41,017

(The accompanying notes are an integral part of these condensed financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

February 28, 2013

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2013, the Company has a working capital deficiency of $169,414 and has accumulated losses totaling $1,211,134 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

February 28, 2013

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, line of credit due to a related party, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

February 28, 2013

2.

Summary of Significant Accounting Policies (continued)

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2013 and August 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3

Investment in Joint Venture

On November 26, 2010, the Company entered into a joint venture agreement with TAP Investments Group Limited (TAP) and agreed to issue 1,000,000 common shares of the Company with a fair value of $10,000 in exchange for 51% interest of TAP. As at February 28, 2013, the Company’s interest in the joint venture was a net loss of $5,758 (August 30, 2012 - $5,758), of which $nil (August 30, 2012 - 10,000) was reflected against the investment in joint venture.

4.

Loan Payable-related party

As at February 28, 2013, the Company owes $43,303 (August 31, 2012 - $43,303) to a related party for payment of operating expenditures.  The amount owing is unsecured, due interest at 8% per annum, and due on demand.  As of February 28, 2013, accrued interest of $4,285 (August 31, 2012 - $2,568) has been recorded in accrued liabilities.

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

February 28, 2013

5.

Note Payable

As at February 28, 2013, the Company owes $4,876 (August 31, 2012 - $4,876) to a former director of the Company, for payment of general operating expenditures.  The amounts owing are unsecured, due interest at 10% per annum, and due on demand. As of February 28, 2013, accrued interest of $2,057 (2012 - $1,815) has been recorded in accrued liabilities.

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

b)

On October 24, 2011, the Company entered into a share exchange agreement with TIG Investments Group Limited (“TIG”), a Hong Kong limited company, whereby the Company acquired the remaining 49% of Tap ePayment Services (HK) Limited from TIG in exchange for 50% of the issued and outstanding common shares of the Company.  On April 8, 2013, the Company issued 12,000,000 common shares, representing 50% of the issued and outstanding common shares of the Company on the date of issuance, to TIG. The agreement was formally signed and closed on January 1, 2014.

c)

On August 26, 2013, the Company issued 1,566,900 common shares at $0.18 per share for proceeds of $282,042.

d)

On November 11, 2013, the Company issued 1,000,000 common shares at $0.18 per share for proceeds of $180,000.

EXPLANATORY NOTE

This is the periodic report of SINO Payments, Inc. (the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covering periods ending February 28, 2013. Readers should be aware that some aspects of this Quarterly Report on Form 10-Q differ from other annual reports. Notably, it reflects the events, management, and financial numbers as of February 28, 2013, and not since then.  Accordingly, this quarterly report is intended to be a historical document disclosing the status of the Company as of February 28, 2013 and does not include any subsequent events (except “Recent Developments”).

In addition, we intend to file, as soon as practicable, our Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2013 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 29, 2012

Working Capital

	February 28, 2013 $	August 31, 2012 $
Current Assets	-	-
Current Liabilities	169,414	176,671
Working Capital (Deficit)	(169,414)	(176,671)

Cash Flows

	Six Months Ended:
	February 28, 2013 $	February 29, 2012 $
Cash Flows from (used in) Operating Activities	-	(8,675)
Cash Flows from (used in) Financing Activities	-	8,675
Net Increase (decrease) in Cash During Period	-	-

Operating Revenues

During the three and six months ended February 28, 2013 and February 29, 2012, the Company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended February 28, 2013 was $25,250 compared with $53,935 for the three months ended February 29, 2012. The decrease in operating expenditures was attributed to the fact that the Company had limited transactions and incurred less legal and professional fees compared to prior year.

Operating expenses for the six months ended February 28, 2013 was $33,528 compared with $63,422 for the six months ended February 29, 2012. The decrease in operating expenditures was attributed to the fact that the Company had limited transactions and incurred less legal and professional fees compared to prior year.

Net income for the six months ended February 28, 2013 was $7,257 compared with a net loss of $64,447 for the six months ended February 29, 2012.  In addition to operating losses, the Company recorded a gain of $42,744 for the write-off of accounts payable which were forgiven, offset by interest expense of $1,959 from outstanding loans payable.  During the six months ended February 29, 2012, the Company incurred interest expense of $1,025.

The Company recorded a net income of $7,257 during the six months ended February 28, 2013 and a net income per share of $nil compared to a net loss of $64,447 and a net loss per share of $nil during the six months ended February 29, 2012.

Liquidity and Capital Resources

As at February 28, 2013 and August 31, 2012, the Company’s cash balance and total assets were $nil

As at February 28, 2013, the Company had total liabilities of $169,414 compared with total liabilities of $176,671 as at August 31, 2012.  The decrease in total liabilities were attributed to a gain on forgiveness of accounts payable and accrued liabilities of $42,744 offset by normal increases in accounts payable and accrued liabilities for day-to-day activities as the Company did not raise any cash flows from financing or investing activities to support the ongoing operating costs of the Company.

As at February 28, 2013, the Company had a working capital deficit of $169,414 compared with a working capital deficit of $176,671 as at August 31, 2012.  The decrease in working capital deficit was due to the forgiveness of accounts payable that occurred during the period.

Cashflow from Operating Activities

During the six months ended February 28, 2013, the Company used $nil of cash for operating activities compared with $8,675 for the six months ended February 29, 2012 as the Company did not have any cash flows and did not raise any cash flows from financing or investing activities to support the Company’s ongoing development.

Cashflow from Investing Activities

During the six months ended February 28, 2013 and February 29, 2012, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the six months ended February 28, 2013, the Company had no cash transactions related to financing activities compared with proceeds of $8,675 for the six months ended February 29, 2012 related to proceeds from the issuance of a promissory note.

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