Form 10-Q
period 2013-05-31
SINO PAYMENTS, INC.
filed 2014-05-08
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2013

      .TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

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

+852-49504288

(Registrant’s telephone number, including area code)

________________________________________

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

As of April 29, 2014, there were 26,566,930 shares of common stock issued and outstanding.

FORM 10-Q

SINO Payments, Inc.

SINO PAYMENTS INC.

(A Development Stage Company)

Condensed Financial Statements

May 31, 2013 (unaudited) and August 31, 2012

Condensed Balance Sheets (unaudited)	4
Condensed Statements of Operations (unaudited)	5
Condensed Statements of Cash Flows (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

SINO PAYMENTS, INC.

(A Development Stage Company)

Condensed Balance Sheets

	May 31,	August 31,
	2013	2013
	($)	($)
	(unaudited)
ASSETS

Current Assets
Cash	–	–
Total Assets	–	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	136,748	128,492
Note payable	4,876	4,876
Line of credit – related party	45,856	43,303
Total Liabilities	187,480	176,671

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, $0.00001 par value; 12,000,030 shares issued and outstanding	120	120
Additional paid-in capital	1,041,600	1,041,600
Deficit accumulated during the development stage	(1,229,200)	(1,218,391)
Total Stockholders’ Deficit	(187,480)	(176,671)

Total Liabilities and Stockholders’ Deficit	–	–

(The accompanying notes are an integral part of these condensed financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,		Accumulated from June 26, 2007 (date of inception) to May 31,
	2013	2012	2013	2012	2013
	($)	($)	($)	($)	($)

Revenue	–	–	–	–	–

Operating Expenses
General and administrative	16,895	11,051	48,884	73,992	1,226,641
Foreign exchange loss (gain)	174	–	1,713	481	2,127
Loss on impairment of joint venture	–	–	–	–	10,000
Total Operating Expenses	17,069	11,051	50,597	74,473	1,238,768

Operating Loss	(17,069)	(11,051)	(50,597)	(74,473)	(1,238,768)

Other Income (Expense)
Interest expense	(997)	(768)	(2,956)	(1,793)	(9,338)
Loss on settlement of debt	–	–	–	–	(23,838)
Write-off of accounts payable	–	–	42,744	–	42,744
Total Other Income (Expense)	(997)	(768)	39,788	(76,266)	(1,229,200)

Net Loss	(0.00)	(11,819)	(10,809)	(76,266)	(1,229,200)

Net Loss per Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding	12,000,030	12,000,030	12,000,030	12,000,030

(The accompanying notes are an integral part of these condensed financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Condensed Statements of Cashflows

(unaudited)

	For the Nine Months Ended May 31,		Accumulated from June 26, 2007 (Date of Inception) to May 31,
	2013	2012	2013
	($)	($)	($)

Operating Activities

Net loss for the year	(10,809)	(76,266)	(1,229,200)

Adjustments to reconcile net loss to net cash used In operating activities:
Accretion expense	–	–	3,600
Loss on settlement of debt	–	–	23,838
Loss on impairment of joint venture	–	–	10,000
Shares issued for services	–	–	637,995
Warrants issued for services	–	–	2,938
Write-off of accounts payable	(42,744)		(42,744)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	51,000	14,590	401,673
Line of credit – related party	–	–	27,175

Net cash used in operating activities	(2,553)	(61,676)	(164,725)

Financing Activities

Proceeds from issuance of common stock	–	–	85,130
Proceeds from convertible notes payable	–	–	7,200
Proceeds from promissory note payable	–	–	30,517
Proceeds from related parties, net	2,553	61,676	41,878

Net cash provided by financing activities	2,553	61,676	164,725

Decrease in cash	–	–	–

Cash, beginning of period	–	–	–

Cash, end of period	–	–	–

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash investing and financing activities:

Beneficial conversion expense of convertible notes	–	–	3,600
Shares issued for joint venture	–	–	10,000
Shares issued to settle notes payable	–	–	41,017

(The accompanying notes are an integral part of these condensed financial statements)

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

May 31, 2013

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2013, the Company has a working capital deficiency of $187,480 and has accumulated losses totaling $1,229,200 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

May 31, 2013

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

May 31, 2013

2.

Summary of Significant Accounting Policies (continued)

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2013 and August 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3

Investment in Joint Venture

On November 26, 2010, the Company entered into a joint venture agreement with TAP Investments Group Limited (TAP) and agreed to issue 1,000,000 common shares of the Company with a fair value of $10,000 in exchange for 51% interest of TAP. As at May 31, 2013, the Company’s interest in the joint venture was a net loss of $5,758 (August 30, 2012 - $5,758), of which $nil (August 30, 2012 - 10,000) was reflected against the investment in joint venture.

4.

Loan Payable-related party

As at May 31, 2013, the Company owes $45,856 August 31, 2012 - $43,303) to a related party for payment of operating expenditures. The amount owing is unsecured, due interest at 8% per annum, and due on demand. As of May 31, 2013, accrued interest of $5,160 (August 31, 2012 - $2,568) has been recorded in accrued liabilities.

SINO PAYMENTS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

May 31, 2013

5.

Note Payable

As at May 31, 2013, the Company owes $4,876 (August 31, 2012 - $4,876) to a former director of the Company, for payment of general operating expenditures. The amounts owing are unsecured, due interest at 10% per annum, and due on demand. As of May 31, 2013, accrued interest of $2,180 (2012 - $1,815) has been recorded in accrued liabilities.

6.

Subsequent Events

a)

On October 24, 2011, the Company entered into a share exchange agreement with TIG Investments Group Limited (“TIG”), a Hong Kong limited company, whereby the Company acquired the remaining 49% of Tap ePayment Services (HK) Limited from TIG in exchange for 50% of the issued and outstanding common shares of the Company. The agreement was formally signed and closed on January 1, 2014.

b)

On August 26, 2013, the Company issued 1,566,900 common shares at $0.18 per share for proceeds of $282,042.

c)

On November 11, 2013, the Company issued 1,000,000 common shares at $0.18 per share for settlement of professional fees.

EXPLANATORY NOTE

This is the periodic report of SINO Payments, Inc. (the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covering periods ending May 31, 2013. Readers should be aware that some aspects of this Quarterly Report on Form 10-Q differ from other annual reports. Notably, it reflects the events, management, and financial numbers as of May 31, 2013, and not since then. Accordingly, this quarterly report is intended to be a historical document disclosing the status of the Company as of May 31, 2013 and does not include any subsequent events (except “Recent Developments”).

In addition, we intend to file, as soon as practicable, our Annual Report on Form 10-K for the year ended August 31, 2013.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MAY 31, 2013 COMPARED TO THE THREE AND NINE MONTHS ENDED MAY 31, 2012

Working Capital

	May 31,	August 31,
	2013	2012
	($)	($)
Current Assets	–	–
Current Liabilities	187,480	176,671
Working Capital (Deficit)	(187,480)	(176,671)

Cash Flows

	Nine Months Ended May 31,
	2013	2012
	($)	($)
Cash Flows from (used in) Operating Activities	(2,553)	(61,676)
Cash Flows from (used in) Financing Activities	2,553	61,676
Net Increase (decrease) in Cash During Period	–	–

Operating Revenues

During the three and nine months ended May 31, 2013 and 2012, the Company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended May 31, 2013 was $17,069 compared with $11,051 for the three months ended May 31, 2012. The increase in operating expenditures was attributed to the fact that the Company had incurred more general and administrative cots with respect to the Company`s SEC filing requirements, such as XBRL.

Operating expenses for the nine months ended May 31, 2013 was $50,597 compared with $74,473 for the nine months ended May 31, 2012. The decrease in operating expenditures was attributed to the fact that the Company had limited transactions and incurred less legal and professional fees compared to prior year.

Net loss for the nine months ended May 31, 2013 was $10,809 compared with a net loss of $76,266 for the nine months ended May 31, 2012. In addition to operating losses, the Company recorded a gain of $42,744 for the write-off of accounts payable which were forgiven, offset by interest expense of $2,956 from outstanding loans payable. During the nine months ended May 31, 2012, the Company incurred interest expense of $1,793.

The Company recorded a net loss of $10,809 during the nine months ended May 31, 2013 and a net loss per share of $nil compared to a net loss of $76,266 and a net loss per share of $nil during the nine months ended May 31, 2012.

Liquidity and Capital Resources

As at May 31, 2013 and August 31, 2012, the Company’s cash balance and total assets were $nil

As at May 31, 2013, the Company had total liabilities of $187,480 compared with total liabilities of $176,671 as at August 31, 2012. The increase in total liabilities were attributed to a gain on forgiveness of accounts payable and accrued liabilities of $42,744 offset by normal increases in accounts payable and accrued liabilities for day-to-day activities as the Company did not raise any cash flows from financing or investing activities to support the ongoing operating costs of the Company. Furthermore, the Company had an increase of $2,553 for amounts due to a related party for funding of the Company`s working capital needs.

As at May 31, 2013, the Company had a working capital deficit of $187,480 compared with a working capital deficit of $176,671 as at August 31, 2012. The increase in working capital deficit was due to the lack of sufficient funds for the Company to repay outstanding obligations as they became due.

Cashflow from Operating Activities

During the nine months ended May 31, 2013, the Company used $2,553 of cash for operating activities compared with $61,676 for the nine months ended May 31, 2012 as the Company had limited cash flows and did not raise any cash flows from financing or investing activities to support the Company’s ongoing development.

Cashflow from Investing Activities

During the nine months ended May 31, 2013 and 2012, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the nine months ended May 31, 2013, the Company had proceeds of $2,553 from financing from related parties compared with proceeds of $61,676 for the nine months ended May 31, 2012 related to proceeds from related parties.

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

April 29, 2014

/s/

Kenneth Tan

By:

Kenneth Tan

Its:

President and Director

(Principal Executive Officer)

April 29, 2014

/s/

Alex Chan

By:

Alex Chan

Its:

Chief Financial Officer

(Principal Financial and Accounting Officer)