Form 10-K
period 2013-08-31
SINO PAYMENTS, INC.
filed 2014-12-12
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 28, 2013, was $9,948,014.41.

As of November 30, 2014, there were 26,566,930 shares of common stock outstanding.

Index

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Description of Business	5

Item 1A.	Risk Factors	7

Item 1B.	Unresolved Staff Comments	7

Item 2.	Properties	7

Item 3.	Legal Proceedings	7

Item 4.	Mine Safety Disclosures	7

PART II.

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7

Item 6.	Selected Financial Data	8

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 8.	Financial Statements and Supplementary Data	12

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	13

Item 9A.	Controls and Procedures	13

Item 9B.	Other Information	14

PART III.

Item 10.	Directors, Executive Officers, and Corporate Governance	15

Item 11.	Executive Compensation	11

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13

Item 13.	Certain Relationships and Related Transactions, and Director Independence	19

Item 14.	Principal Accounting Fees and Services	19

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	20

SIGNATURES		21

EXPLANATORY NOTE

This is the first periodic report of SINO Payments, Inc. (the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covering periods after May 31, 2013. Readers should be aware that some aspects of this Annual Report on Form 10-K differ from other annual reports. Notably, it reflects the events, management, and financial numbers as of August 31, 2013, and not since then. Accordingly, this annual report is intended to be a historical document disclosing the status of the Company as of August 31, 2013 and does not include any subsequent events.

In addition, we intend to file, as soon as practicable, our Quarterly Reports on Form 10-Q for each of the quarters ended November 30, 2013 and after as required.

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

Marketing

Our services are promoted by one of our Directors, Mr. Matthew Mecke. He is responsible for providing credit and debit card processing services to retail stores located in Asia.

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

Fiscal Quarter	High	Low
First Quarter (Sept. 1, 2012 – Nov. 30, 2012)	$0.03	$.011
Second Quarter (Dec. 1, 2012 – Feb. 28, 2013)	$.036	$.013
Third Quarter (Mar. 1, 2013 – May 31, 2013)	$0.18	$.014
Fourth Quarter (June 1, 2013 – Aug. 31, 2013)	$.148	$0.04

Fiscal Quarter	High	Low
First Quarter (Sept. 1, 2011 – Nov. 30, 2011)	$0.01	$0.01
Second Quarter (Dec. 1, 2011 – Feb. 29, 2012)	$0.07	$0.01
Third Quarter (Mar. 1, 2012 – May 31, 2012)	$0.03	$0.01
Fourth Quarter (June 1, 2012 – Aug. 31, 2012)	$0.04	$0.01

Record Holders

As of August 31, 2013, we had approximately 38 shareholders of record.

Recent Sales of Unregistered Securities

On July 19, 2013, the Company issued 1,566,900 shares to 3 Investors for cash consideration of $282,040 as has been previously reported.

On November 11, 2013, the Company issued 1,000,000 shares for settlement of outstanding professional fees.

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

RESULTS OF OPERATIONS

Working Capital

	August 31, 2013	August 31, 2012
	$	$

Current Assets	−	−
Current Liabilities	214,845	176,671
Working Capital (Deficit)	(214,845)	(176,671)

Cash Flows

	Year Ended August 31, 2013	Year Ended August 31, 2012
	$	$

Cash Flows from (used in) Operating Activities	−	−
Cash Flows from (used in) Financing Activities	−	−
Net Increase (decrease) in Cash During Period	−	−

Operating Revenues

During the year ended August 31, 2013 and 2012, the Company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended August 31, 2013 was $102,422 compared with $55,434 for the year ended August 31, 2012. The increase in operating expenses was due to an increase in general and administrative expenses incurred with respect to the Company’s pending transition with TAP Investments Group Limited (“TIG”) which was closed on January 1, 2014.

Net loss for the year ended August 31, 2013 was $59,250 compared with $58,163 for the year ended August 31, 2012. In addition to operating losses, the Company incurred $6,166 of interest expense during the year ended August 31, 2013 compared to $2,729 of interest expense for the year ended August 31, 2012, and also recorded a gain on settlement of accounts payable of $44,773 and notes payable of $4,565. There were no settlements of outstanding obligations during the year ended August 31, 2012.

Liquidity and Capital Resources

As at August 31, 2013 and 2012, the Company’s cash balance and total assets were $nil

As at August 31, 2013, the Company had total liabilities of $214,845 compared with total liabilities of $176,671 as at August 31, 2012. The increase in total liabilities were attributed to an increase of $52,587 in accounts payable and accrued liabilities due to the Company’s lack of cash flow to repay outstanding obligations as they became due, offset by a decrease of $14,413 in line of credit from a related party due to a settlement of amounts due with the issuance of 142,400 common shares of the Company.

As at August 31, 2013, the Company had a working capital deficit of $214,845 compared with a working capital deficit of $176,671 as at August 31, 2012. The increase in working capital deficit was attributed to the fact that the Company had insufficient cash flow to pay outstanding obligations as they became due and relied on increased short-term debt financing to support day-to-day operations.

Cashflow from Operating Activities

During the year ended August 31, 2013, the Company used $nil of cash for operating activities compared to the use of $nil of cash for operating activities during the year ended August 31, 2012. Overall, all cash expenditures on operating expenditures were settled by related parties.

Cashflow from Investing Activities

During the years ended August 31, 2013 and 2012, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the years ended August 31, 2013 and 2012, the Company did not have any financing activities.

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

SINO PAYMENTS INC.

Financial Statements

For the Years Ended August 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sino Payments, Inc.

We have audited the accompanying balance sheets of Sino Payments, Inc. (“the Company”) as of August 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Sino Payments, Inc. as of August 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $1,277,641 as of August 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

December 9, 2014

SINO PAYMENTS, INC.

Balance Sheets

(Expressed in US dollars)

	August 31, 2013	August 31, 2012
	$	$

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	181,079	128,492
Due to related party	4,876	4,876
Line of credit – related party	28,890	43,303

Total Liabilities	214,845	176,671

Stockholders’ Equity (Deficit)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, $0.00001 par value; 13,566,930 and 12,000,030 shares issued and outstanding, respectively	136	120
Additional paid-in capital	1,273,486	1,041,600
Subscription receivable	(210,826)	–
Accumulated deficit	(1,277,641)	(1,218,391)

Total Stockholders’ Equity (Deficit)	(214,845)	(176,671)

Total Liabilities and Stockholders’ Equity (Deficit)	–	–

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

Statements of Operations

(Expressed in US dollars)

	Year Ended August 31, 2013	Year Ended August 31, 2012
	$	$

Revenue	–	–

Operating Expenses
General and administrative	99,341	54,953
Foreign exchange loss	3,081	481
Total Operating Expenses	102,422	55,434

Operating loss	(102,422)	(55,434)

Other Income (Expense)
Interest expense	(6,166)	(2,729)
Gain on settlement of accounts payable	44,773	–
Gain on settlement of note payable	4,565	–

Net loss	(59,250)	(58,163)

Net loss per share, basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding	12,145,958	12,000,000

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

Statements of Cash Flows

(Expressed in US dollars)

	Year Ended August 31, 2013	Year Ended August 31, 2012
	$	$

Operating Activities

Net loss for the year	(59,250)	(58,163)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of notes payable	(4,565)	–
Gain on settlement of accounts payable	(44,773)	–

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	97,361	30,998
Line of credit – related party	11,227	27,175

Net cash used in operating activities	–	–

Change in cash	–	–

Cash, beginning of period	–	–

Cash, end of period	–	–

Non-cash investing and financing activities:

Common shares issued in payment of related party note payable	21,076	–
Common shares issued for subscriptions receivable	210,826	–

Supplemental disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

Statement of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

	Common Stock	Additional Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Capital	Receivable	Deficit	Total
	#	$	$	$	$	$

Balance – August 31, 2011	12,000,030	120	1,041,600	–	(1,160,228)	(118,508)

Net loss for the year	–	–	–	–	(58,163)	(58,163)

Balance – August 31, 2012	12,000,030	120	1,041,600	–	(1,218,391)	(176,671)

Issuance of common subscription receivable	1,424,500	14	210,812	(210,826)	–	–

Issuance of common shares for debt	142,400	1	21,075	–	–	21,076

Net loss for the year	–	–	–	–	(59,250)	(59,250)

Balance – August 31, 2013	13,566,930	136	1,273,486	(210,826)	(1,277,641)	(214,845)

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

Notes to the Financial Statements

August 31, 2013

(Expressed in US dollars)

1.

Nature of Operations and Continuance of Business

Sino Payments Inc. (the “Company”) was incorporated in the State of Nevada on June 26, 2007. The Company’s principal business is to provide credit and debit card processing services to multinational retailers in Asia.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2013, the Company has generated any revenues and has accumulated losses totaling $1,277,641 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Notes to the Financial Statements

August 31, 2013

(Expressed in US dollars)

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

Notes to the Financial Statements

August 31, 2013

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

j)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard and will not report inception to date financial information.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3.

Investment in Joint Venture

On November 26, 2010, the Company entered into a joint venture agreement with TAP Investments Group Limited (TAP) and agreed to issue 1,000,000 common shares of the Company with a fair value of $10,000 in exchange for 51% interest of TAP. As at August 31, 2013, the Company’s interest in the joint venture was a net loss of $5,758 (2012 - $5,758), of which $10,000 was reflected against the investment in joint venture.

SINO PAYMENTS, INC.

Notes to the Financial Statements

August 31, 2013

(Expressed in US dollars)

4.

Loan Payable-related party

As at August 31, 2013, the Company owes $28,890 (2012 - $43,303) to two related parties for payment of operating expenditures. During the year ended August 31, 2013, the Company issued 142,400 common shares to settle $25,640 of outstanding loans payable, resulting in a gain on settlement of debt of $4,565. Refer to Note 5(b). The amount owing is unsecured, due interest at 8% per annum, and due on demand. Accrued interest of $6,218 (2012 - $2,568) has been recorded in accrued liabilities.

5.

Common Shares

All common share issuances for non-cash purposes are valued using the end-of-day trading price based on the date that the shares were issued or authorized by management, unless otherwise indicated.

a)

On March 18, 2013, the Company approved a reverse stock split of its issued and outstanding common shares on a basis of 1 new common share for every 6 existing common shares. The effect of the reverse stock split decreased the number of issued and outstanding common shares from 72,000,000 common shares to 12,000,000 common shares and have been applied on a retroactive basis.

b)

On August 26, 2013, the Company issued 142,400 common shares at $0.148 per share for settlement of $25,640 of related party notes payable resulting in a gain on settlement of debt of $4,565. Refer to Note 4. Furthermore, on August 26, 2013, the Company issued 1,424,500 common shares to a related party for subscription receivable of $210,826.

6.

Note Payable

As at August 31, 2013, the Company owes $4,876 (2012 - $4,876) to a third party (former director of the Company) for payment of general operating expenditures. The amounts owing are unsecured, due interest at 10% per annum, and due on demand. Accrued interest of $2,303 (2011 - $1,815) has been recorded in accrued liabilities.

7.

Income Taxes

The Company has $984,172 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2027. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended August 31, 2013 and 2012 as a result of the following:

	2013	2012
	$	$

Net loss before taxes	(59,250)	(58,163)
Statutory rate	34%	34%

Expected tax recovery	(20,145)	(19,775)
Change in valuation allowance	20,145	19,775

Income tax provision	–	–

SINO PAYMENTS, INC.

Notes to the Financial Statements

August 31, 2013

(Expressed in US dollars)

7.

Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at August 31, 2013 and 2012, after applying enacted corporate income tax rates, are as follows:

	2013 $	2012 $

Net operating losses carried forward	334,601	314,456
Valuation allowance	(334,601)	(314,456)

Net deferred tax asset	–	–

The Company has incurred operating losses of $984,172 which, if unutilized, will expire through to 2033. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

Period Incurred	Net Loss $	Expiry Date

2007	10,571	2027
2008	64,592	2028
2009	281,592	2029
2010	294,709	2030
2011	215,245	2031
2012	58,163	2032
2013	59,250	2033

	984,172

8.

Subsequent Events

a)

On October 24, 2011, the Company entered into a share exchange agreement with TAP Investments Group Limited (“TIG”), a Hong Kong limited company, whereby the Company acquired the remaining 49% of Tap ePayment Services (HK) Limited from TIG in exchange for 50% of the issued and outstanding common shares of the Company. The agreement was formally signed and closed on January 1, 2014, and the remaining 12,000,000 common shares were issued.

b)

On November 11, 2013, the Company issued 1,000,000 common shares at $0.21 per share for settlement of professional fees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of August 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at August 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s) as of August 31, 2013:

Name	Age	Position with the Company	Director Since
Matthew Mecke	43	Director	11/21/08
Raymond Lee	56	Director	05/04/11
Kenneth Tan	50	CEO, President	08/26/13
Alex Chan	58	Treasurer, CFO	08/26/13
Bella Tsang	49	Secretary	08/26/13

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Kenneth Tan. Prior to his appointment as CEO and President of Sino Payments, Inc., Mr. Tan was the President, Sales for VEI Ltd., responsible to sales for the Asia Pacific region. Before taking up the appointment in VEI, Ltd., Mr. Tan was the VP, Sales of PCCW Solutions since 2003. He has more than 25 years of experience in the IT industries and had held key sales management positions in IBM, Oracle and EDS. He holds a Bachelor of Science degree in Electrical and Electronics Engineering from the University of Hong Kong.

Alex Chan. Mr. Chan graduated at Hong Kong Polytechnic University (formerly known as Hong Kong Polytechnic) in 1981. He has become a Fellow Member of the Association of Chartered Certified Accountants in UK since 1987. He was a Fellow Member of the Hong Kong Institute of Certified Public Accountants in 1996 and a Member of Certified General Accountants of B.C., Canada in 2000. Mr. Chan has more than 30 years of experience in corporate finance and accounting management. He worked for Price Waterhouse Hong Kong as an audit assurance consultant during 1977 to 1982. In April 2005, Mr. Chan co-founded AdMediatech Holdings Ltd. in Hong Kong. He took up the position of Finance Director of the company until it was closed down in 2009. During January 2010 to July 2012, he worked as a Finance and Human Resources Consultant for a Consultancy firm. In August 2012, he joined the TAP Group as Management Consultant and in April 2013, he was appointed the Chief Financial Officer of the Group.

Bella Tsang. Prior to her appointment as Secretary and Director of Sino Payments, Inc., Ms. Tsang had been working as Marketing Manager of TAP Services (HK) Limited in Hong Kong since 2003 and was responsible for marketing of its solutions to various retailers in the Greater China and the Asia Pacific markets. Ms. Tsang holds a Diploma of Marketing from the Institute of Marketing. She was responsible for organizing training to all level of professional staff in Ernst & Whinney (now Ernst & Young, an international accountancy, auditing and consulting firm) in 1987.

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

Family Relationship

There are no family relationships between any of our directors and our executive officers.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended August 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended August 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended August 31, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our chief executive officers during the twelve month periods ended August 31, 2013 and 2012. No other executive officer received compensation greater than $100,000.

Summary Compensation Table

Name and	Fiscal Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	8/31	($)	($) (2)	($)	($)	($)	($)	($)	($)

Matthew Mecke (1)	2011	32,000	-0-	-0-	-0-	-0-	-0-	-0-	32,000
President, CEO, CFO, and	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kenneth Tan	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Alex Chan	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bella Tsang	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

Mr. Mecke, former Chief Executive Officer, Chief Financial Officer, President and a Director of the Company and as of August 26, 2014, a Director only, received $4,000 per month from September 2010 to April 2011, which was converted into common shares. Subsequent to April 2011, management and directors ceased all management fees.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended August 31, 2013.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Director Compensation

Directors received no compensation during the fiscal year ending August 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 31, 2013 (i) by each of our directors; (ii) by each of our named executive officers; (iii) by all of our executive officers and directors as a group; and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of August 31, 2013, there were 13,566,930 shares of our common stock outstanding:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Matthew Mecke (3)	Common	512,920	2.0%
Unit T25, GF Bangkok Bank Building
18 Bonham Strand West
Sheung Wan, Hong Kong
Raymond Lee	Common	0	*
Unit T25, GF Bangkok Bank Building
18 Bonham Strand West
Sheung Wan, Hong Kong
Kenneth Tan	Common	1,424,500	5.57%
Block A1 35h Fl The Beverly Hills
6 Broadwood
Hong Kong
Bella Tsang
Unit G 18th Fl Legend Tower
7 Shing Yip St
Kwun Tong, Kowloon
Hong Kong		0	*
All Officers and Directors as a Group	Common	1,937,420	7.57%
Other Beneficial Owners

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

(2)

Based on 13,566,930 issued and outstanding shares of common stock as of August 31, 2013.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). Mr. Bella Tsang and Mr. Raymond Lee were independent directors as defined under in NASDAQ Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

		Year Ended August 31, 2012		Year Ended August 31, 2013
Audit fees		$18,000		$15,000
Audit-related fees	$	−	$	−
Tax fees	$	−	$	−
All other fees	$	−	$	−
Total		$18,000		$15,000

Audit Fees

During the fiscal year ended August 31, 2012, we incurred approximately $18,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended August 31, 2012.

During the fiscal year ended August 31, 2013, we incurred approximately $15,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended August 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended August 31, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended August 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

ITEM 15. EXHIBIT, FINANCIAL STATEMENTS AND SCHEDULES

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on November 19, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on November 19, 2007 as part of our Registration Statement on Form SB-2.
4.01	2009 Stock Incentive Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
10.01	Memorandum of Understanding between Sino Payments, Inc. and BCS Holdings, Inc. dated May 26, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.02	Services Agreement between Sino Payments, Inc. and PowerE2E China dated April 24, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.03	Pay Sourcing Agreement between Sino Payments, Inc. and PAY.ON Asia, Ltd. dated September 22, 2009	Filed with the SEC on September 29, 2009 as part of our Current Report on Form 8-K.
10.04	Reseller Agreement between Sino Payments, Inc. and eNETS Hong Kong, Ltd. dated August 3, 2009	Filed with the SEC on October 6, 2009 as part of our Current Report on Form 8-K.
10.05	Form of Convertible Note between Sino Payments, Inc. and Matthew Mecke dated November 12, 2009	Filed with the SEC on November 20, 2009 as part of our Current Report on Form 8-K.
10.06	Agency Agreement between Sino Payments, Inc. and Valitor dated January 13, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.07	Agency Agreement between Sino Payments, Inc. and Payvision dated January 19, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.08	Line of Credit Note between Sino Payments, Inc. and Moon Gate Limited dated June 4, 2010	Filed with the SEC on June 17, 2010 as part of our Current Report on Form 8-K.
10.09	Letter of Intent between Sino Payments, Inc. and Tap Group dated September 24, 2010	Filed with the SEC on October 20, 2010 as part of our Current Report on Form 8-K.
10.10	Line of Credit Note between Sino Payments, Inc. and TAP Group dated January 10, 2011	Filed with the SEC on February 7, 2011 as part of our Current Report on Form 8-K.
10.11	Joint Venture Agreement between Sino Payments, Inc. and Tap Investments Group Limited dated November 26, 2010	Filed with the SEC on April 4, 2011 as part of our Quarterly Report on Form 10-Q/A.
10.12	Financial Framework Services Agreement between TAP e-Payment Services (HK) Limited and TAP Services (HK) Limited dated January 27, 2011	Filed with the SEC on April 19, 2011 as part of our Quarterly Report on Form 10-Q.
10.13	Share Exchange Agreement by and among Sino Payments, Inc., TIG Investments Group Limited and the Majority Shareholders of TIG dated November 24, 2011	Filed with the SEC on December 22, 2011 as part of our Annual Report on Form 10-K
14.01	Code of Ethics	Filed with the SEC on July 20, 2009 as part of our Quarterly Report on Form 10-Q.
16.01	M&K CPAS, PLLC dated March 16, 2012, to the Securities and Exchange Commission	Filed with the SEC on March 16, 2012 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive and Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS	INS XBRL Instance Document.	Filed herewith.
101.SCH	SCH XBRL Schema Document.	Filed herewith.
101.CAL	CAL XBRL Calculation Linkbase Document.	Filed herewith.
101.DEF	DEF XBRL Definition Linkbase Document.	Filed herewith.
101.LAB	LAB XBRL Label Linkbase Document.	Filed herewith.
101.PRE	PRE XBRL Presentation Linkbase Document.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO PAYMENTS, INC.

Dated: December 12, 2014

/s/ Kenneth Tan

By: Kenneth Tan

Its: President, CEO (principal executive officer)

/s/ Alex Chan

By: Alex Chan

Its: CFO and Treasurer (principal financial and accounting officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: December 12, 2014

/s/ Kenneth Tan

By: Kenneth Tan – President, and Director (Principal Executive Officer)

Dated: December 12, 2014

/s/ Alex Chan

By: Alex Chan – CFO and Treasurer

Dated: December 12, 2014

/s/ Matthew Mecke

By: Matthew Mecke – Director

Dated: December 12, 2014

/s/ Raymond Lee

By: Raymond Lee – Director

Dated: December 12, 2014

/s/ Johan Pehrson

By: Johan Pehrson – Director

Dated: December 12, 2014

/s/ Bella Tsang Po Yee

By: Bella Tsang Po Yee – Secretary