Form 10-Q
period 2013-11-30
SINO PAYMENTS, INC.
filed 2015-01-20
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

As of January 9, 2015, there were 26,566,930 shares of common stock issued and outstanding.

FORM 10-Q

SINO Payments, Inc.

ITEM 1. FINANCIAL STATEMENTS

SINO PAYMENTS INC.

Financial Statements

November 31, 2013 (unaudited) and August 31, 2013

SINO PAYMENTS, INC.

Balance Sheets

(Expressed in US dollars)

	November 30,	August 31,
	2013	2013
	$	$
	(unaudited)
ASSETS

Current Assets

Prepaid expenses	4,500	–

Total Assets	4,500	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	122,387	181,079
Note payable	4,876	4,876
Line of credit – related party	33,338	28,890

Total Liabilities	160,601	214,845

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value;14,566,930 and 13,566,930 shares issued and outstanding, respectively	146	136

Additional paid-in capital	1,483,476	1,273,486

Subscription receivable	(210,826)	(210,826)

Accumulated deficit	(1,428,897)	(1,277,641)

Total Stockholders’ Deficit	(156,101)	(214,845)

Total Liabilities and Stockholders’ Deficit	4,500	–

SINO PAYMENTS, INC.

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended November 30,	For the Three Months Ended November 30,
	2013	2012
	$	$
Revenue	–	–

Operating Expenses

General and administrative	25,744	8,278
Foreign exchange loss	105	–

Total Operating Expenses	25,849	8,278

Operating loss	(25,849)	(8,278)

Other Income (Expense)

Interest expense	(745)	(985)
Loss on settlement of accounts payable	(124,662)	–
Write-off of accounts payable	–	42,744

Net income (loss)	(151,256)	33,481

Net income (loss) per share, basic and diluted	(0.01)	0.00

Weighted average number of shares outstanding	13,808,688	12,000,030

SINO PAYMENTS, INC.

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended November 30,	For the Three Months Ended November 30,
	2013	2012
	$	$
Operating Activities

Net income (loss)	(151,256)	33,481

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of accounts payables	124,662	–
Write-off of accounts payables	–	(42,744)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	22,146	9,263
Line of credit – related party	4,448	–

Net cash used in operating activities	–	–

Change in cash	–	–

Cash, beginning of period	–	–

Cash, end of period	–	–

Supplemental disclosures:

Interest paid	–	–
Income taxes paid	–	–

Non-cash investing and financing activities:

Shares issued for prepaid expenses and to settle accounts payable	210,000	–

SINO PAYMENTS, INC.

Notes to the Financial Statements

November 30, 2013

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Sino Payments Inc. (the “Company”) was incorporated in the State of Nevada on June 26, 2007. The Company’s principal business is to provide credit and debit card processing services to multinational retailers in Asia.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2013, the Company has not generated any revenues and has accumulated losses totaling $1,428,897 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period

SINO PAYMENTS, INC.

Notes to the Financial Statements

November 30, 2013

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

November 30, 2013

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30 and August 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3

Investment in Joint Venture

On November 26, 2010, the Company entered into a joint venture agreement with TAP Investments Group Limited (TAP) and agreed to issue 1,000,000 common shares of the Company with a fair value of $10,000 in exchange for 51% interest of TAP. As at November 30, 2013, the Company’s interest in the joint venture was a net loss of $5,758 (2013 - $5,758), of which $10,000 was reflected against the investment in joint venture.

SINO PAYMENTS, INC.

Notes to the Financial Statements

November 30, 2013

(Expressed in US dollars)

(unaudited)

4.

Loan Payable-related party

As at November 30, 2013, the Company owes $33,338 (August 31, 2013 - $28,890) to two related parties for payment of operating expenditures. The amount owing is unsecured, due interest at 8% per annum, and due on demand. Accrued interest of $6,842 (August 31, 2013 - $6,236) has been recorded in accounts payable and accrued liabilities.

5.

Note Payable

As at November 30, 2013, the Company owes $4,876 (August 31, 2013 - $4,876) to a third party (former director of the Company) for payment of general operating expenditures. The amounts owing are unsecured, due interest at 10% per annum, and due on demand. Accrued interest of $2,425 (2013 - $2,303) has been recorded in accrued liabilities.

6.

Common Shares

On November 8, 2013, the Company issued 1,000,000 common shares at $0.21 per share with a fair value of $210,000 for the settlement of professional fees totaling $85,338. The settlement resulted in the recognition of a loss on settlement of debt of $124,662.

7.

Subsequent Events

a)

On November 24, 2011 and December 1, 2013, the Company entered into a share exchange agreement and a supplementary agreement with TIG Investments Group Limited (“TIG”), a Hong Kong limited company and the Majority Shareholders of TIG whereby the Company acquired 100% of TIG issued and outstanding shares in exchange for the issue of 12 million shares representing 50% of issued and outstanding common shares to the Majority Shareholders of TIG. The agreements were formally signed and closed on January 1, 2014.

EXPLANATORY NOTE

This is the periodic report of SINO Payments, Inc. (the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covering periods ending November 30, 2013. Readers should be aware that some aspects of this Quarterly Report on Form 10-Q differ from other quarterly reports. Notably, it reflects the events, management, and financial numbers as of November 30, 2013, and not since then. Accordingly, this quarterly report is intended to be a historical document disclosing the status of the Company as of November 30, 2013 and does not include any subsequent events (except “Recent Developments”).

In addition, we intend to file, as soon as practicable, our Quarterly Reports on Form 10-Q for each of the quarters ended February 28, 2014, and May 31, 2014.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2012

Working Capital

	November 30,	August 31,
	2013	2013
	($)	($)
Current Assets	4,500	–
Current Liabilities	160,601	214,845
Working Capital (Deficit)	(156,101)	(214,845)

Cash Flows

Three Months Ended November 30,
	2013	2012
	($)	($)
Cash Flows from (used in) Operating Activities	–	–
Cash Flows from (used in) Financing Activities	–	–
Net Increase (decrease) in Cash During Period	–	–

Operating Revenues

During the three months ended November 30, 2013 and 2012, the Company did not record any revenues.

Operating Expenses and Net Loss

During the three months ended November 30, 2013, the Company incurred operating expenses of $25,849 compared to operating expenses of $8,278 during the three months ended November 30, 2012. The increase in operating expenses was attributed to an increase in general and administrative expenses relating to professional fees incurred for the Company’s SEC filings.

The Company incurred a net loss of $151,256 for the three months ended November 30, 2013 compared with net income of $33,481 during the three months ended November 30, 2012. In addition to operating expenses, the Company incurred a loss of $124,662 for settlement of outstanding accounts payable to the Company’s SEC lawyers as well as interest expense of $745 on outstanding related party loans. During the three months ended November 30, 2012, the Company recorded a write-off of accounts payable of $42,744 relating to professional services that were forgiven by the Company offset by interest expense of $985 for related party loans.

During the three months ended November 30, 2013, the Company recorded a loss per share of $0.01 compared to $nil for the three months ended November 30, 2012.

Liquidity and Capital Resources

As at November 30, 2013 and 2012, the Company had $nil cash and total assets of $4,500 and $nil, respectively. Assets relate to prepaid professional fees for services that have not been performed as of November 30, 2013.

As at November 30, 2013, the Company had total liabilities of $160,601 compared to $214,845 as at August 31, 2013. The decrease in total liabilities is attributed to the settlement of $80,838 of professional fees with the issuance of 1,000,000 common shares with a fair value of $210,000 based on the end of day trading price of the Company’s common stock on the date of settlement. The settlement was offset by additional increases in accounts payable for professional fees incurred (accounting and auditing) as the Company did not raise any additional financing during the period.

As at November 30, 2013, the Company had a working capital deficit of $156,101 compared to $214,845 as at August 31, 2013. The decrease in the working capital deficit was due to the settlement of $80,838 of outstanding accounts payable with the issuance of common shares.

Cashflow from Operating Activities

During the three months ended November 30, 2013 and 2012, the Company did not incur any cash inflows or outflows from operating activities as the Company had no cash.

Cashflow from Investing Activities

During the three months ended November 30, 2013 and 2012, the Company did not have any investing activities.

Cashflow from Financing Activities

During the three months ended November 30, 2013 and 2012, the Company did not have any financing activities.

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

PART II — OTHER INFORMATION

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

January 20, 2015

/s/ Kenneth Tan

By: Kenneth Tan

Its: President and Director

(Principal Executive Officer)

January 20, 2015

/s/ Alex Chan

By: Alex Chan

Its: Chief Financial Officer

(Principal Financial and Accounting Officer)