Form 10-KT
period 2013-12-31
SINO PAYMENTS, INC.
filed 2015-05-19
CIK 1417664

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/T

(Mark One)

       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  X   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from September 1, 2013 to December 31, 2013

(Commission file number): 333-147193

SINO Payments, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7/F., Darton Tower
142 Wai Yip Street, Kwun Tong
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

Yes       No  X   .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes       No  X   .

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  X   .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.

Yes  X   No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K.

Yes  X   No       .

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

Yes       No  X   .

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013, was $1,320,003.

As of April 15, 2015, there were 26,956,930 shares of common stock outstanding.

EXPLANATORY NOTE

On April 29, 2015, we filed a Current Report on Form 8-K reporting that, on April 27, 2015, our Board of Directors unanimously authorized a change to our fiscal year end from August 31st to December 31st. Consequently, we are filing this Transition Report on Form 10-K for the three-month transition period ended December 31, 2013.

Index

		Page Number
Part I		5

Item 1.	Description of Business	5

Item 1A.	Risk Factors	7

Item 1B.	Unresolved Staff Comments	7

Item 2.	Properties	7

Item 3.	Legal Proceedings	7

Item 4.	Mine Safety Disclosures	7

PART II.		8

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8

Item 6.	Selected Financial Data	9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 8.	Financial Statements and Supplementary Data	12

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	13

Item 9A.	Controls and Procedures	13

Item 9B.	Other Information	14

PART III.		15

Item 10.	Directors, Executive Officers, and Corporate Governance	10

Item 11.	Executive Compensation	17

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18

Item 13.	Certain Relationships and Related Transactions, and Director Independence	19

Item 14.	Principal Accounting Fees and Services	19

Item 15.	Exhibits and Financial Statement Schedules	20

SIGNATURES		21

EXPLANATORY NOTE

This is the first periodic report of SINO Payments, Inc. (the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covering periods after August 31, 2013. Readers should be aware that some aspects of this Annual Report on Form 10-K differ from other annual reports. Notably, it reflects the events, management, and financial numbers as of December 31, 2013, and not since then. Accordingly, this annual report is intended to be a historical document disclosing the status of the Company as of December 31, 2013 and does not include any subsequent events.

In addition, we intend to file, as soon as practicable, our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2014 and after as required.

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

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

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

The following table sets forth the high and low bid prices for our Common Stock per fiscal quarter as reported by the OTCBB based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
(Sept. 1, 2013 – Dec. 31, 2013)	$.25	$0.075
Fiscal Quarter	High	Low
(Sept. 1, 2012 – Nov. 30, 2012)	$0.03	$.011
(Dec. 1, 2012 – Feb. 28, 2013)	$.036	$.013
(Mar. 1, 2013 – May 31, 2013)	$0.18	$.014
(June 1, 2013 – Aug. 31, 2013)	$.148	$0.04

Fiscal Quarter	High	Low
(Sept. 1, 2011 – Nov. 30, 2011)	$0.01	$0.01
(Dec. 1, 2011 – Feb. 29, 2012)	$0.07	$0.01
(Mar. 1, 2012 – May 31, 2012)	$0.03	$0.01
(June 1, 2012 – Aug. 31, 2012)	$0.04	$0.01

Record Holders

As of December 31, 2013, we had approximately 38 shareholders of record.

Recent Sales of Unregistered Securities

In July  2013, Sino completed a private placement with 3 accredited investors pursuant to which we sold 1,566,900 common shares, at price of $0.18 per share, or approximately $282,042 in the aggregate;

On November 11, 2013, the Company issued 1,000,000 shares for settlement of outstanding professional fees.

On December 31, 2013, the Company completed the registration of 12,000,000 shares issued to Ms. Bella Tsang with respect to a Share Exchange Agreement dated November 24, 2011 and Supplementary Agreement dated December 1, 2013 entered into between the Company and TAP Investments Group Limited (“TIG”). As a result, both the Company and TIG concluded that all the conditions of the afore-mentioned Agreements were fulfilled and the related merger between the Company and TIG was formally closed and effective as of January 1, 2014.

During December 2014, Sino completed a private placement with 8 accredited investors pursuant to which we sold 390,000 common shares, at price of $0.15 per share, or approximately $45,000 in the aggregate;

In April 2015, Sino completed a private placement with 2 accredited investors pursuant to which we sold 2,699,200 common shares, at price of $0.19 per share, or approximately $512,848 in the aggregate, of which 3% of the consideration received was paid as agency commission to the introducing agents for the introduction of the investors.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2013 $	December 31, 2012 $
Current Assets	-	-
Current Liabilities	137,000	159,462
Working Capital (Deficit)	(137,000)	(159,462)

Cash Flows

	Year ended December 31, 2013 $	Year ended December 31, 2012 $
Cash Flows from (used in) Operating Activities	-	-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

Operating Revenues

During the years ended December 31, 2013 and 2012, the Company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2013 was $121,377 compared with $54,907 for the year ended December 31, 2012. The increase in operating expenses was due to an increase in general and administrative expenses incurred with respect to the Company’s pending transition with TIG Investments Group Limited (“TIG”) which was closed on January 1, 2014.

Net loss for the year ended December 31, 2013 was $208,614 compared with $15,588 for the year ended December 31, 2012. In addition to operating losses, the Company incurred a loss on the settlement of debt of $120,097 related to settlement of professional fees through the issuance of common shares, $3,830 of interest expense during the year ended December 31, 2013 compared to $3,425 of interest expense for the year ended December 31, 2012, and also recorded a gain on settlement of accounts payable of $36,690 compared to $42,744 during the year ended December 31, 2012.

Liquidity and Capital Resources

As at December 31, 2013 and 2012, the Company’s cash balance and total assets were $nil.

As at December 31, 2013, the Company had total liabilities of $137,000 compared with total liabilities of $159,462 as at December 31, 2012.  The decrease in total liabilities were attributed to a decrease in accounts payable and accrued liabilities $52,587 due to the Company’s lack of cash flow to repay outstanding obligations as they became due, offset by a decrease of $14,413 in line of credit from a related party due to a settlement of amounts due with the issuance of 1,424,500 common shares of the Company.

As at December 31, 2013, the Company had a working capital deficit of $137,000 compared with a working capital deficit of $159,462 as at December 31, 2012.  The decrease in working capital deficit was attributed to the fact that the Company benefitted from forgiveness of outstanding accounts payable and accrued liabilities.

Cashflow from Operating Activities

During the year ended December 31, 2013, the Company used $nil of cash for operating activities compared to the use of $nil of cash for operating activities during the year ended December 31, 2012. Overall, all cash expenditures on operating expenditures were settled by related parties.

Cashflow from Investing Activities

During the years ended December 31, 2013 and 2012, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the years ended December 31, 2013 and 2012, the Company did not have any financing activities.

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

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sino Payments, Inc.

We have audited the accompanying balance sheets of Sino Payments, Inc. (the Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Sino Payments, Inc. as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $1,409,796 from inception up through December 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 19, 2015

SINO PAYMENTS, INC.

Balance Sheets

(Expressed in US dollars)

	December 31, 2013 $	December 31, 2012 $
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	98,786	111,283
Due to related party	4,876	4,876
Line of credit – related party	33,338	43,303

Total Liabilities	137,000	159,462

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 14,566,930 and 12,000,030 shares issued and outstanding, respectively	146	120

Additional paid-in capital	1,483,476	1,041,600

Subscription receivable	(210,826)	–

Accumulated deficit	(1,409,796)	(1,201,182)

Total Stockholders’ Deficit	(137,000)	(159,462)

Total Liabilities and Stockholders’ Deficit	–	–

(The accompanying notes are an integral part of these financial statements)

SINO PAYMENTS, INC.

Statements of Operations

(Expressed in US dollars)

	Year Ended December 31, 2013 $	Year Ended December 31, 2012 $

Revenue	–	–

Operating Expenses

General and administrative	119,683	52,833
Foreign exchange loss	1,694	2,074

Total Operating Expenses	121,377	54,907

Operating loss	(121,377)	(54,907)

Other Income (Expense)

Interest expense	(3,830)	(3,425)
Loss on settlement of debt	(120,097)	–
Gain on forgiveness of accounts payable	36,690	42,744

Net loss	(208,614)	(15,588)

Net loss per share, basic and diluted	(0.02)	(0.00)

Weighted average number of shares outstanding	12,690,431	12,000,030

SINO PAYMENTS, INC.

Statements of Cash Flows

(Expressed in US dollars)

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
	$	$

Operating Activities

Net income (loss)	(208,614)	(15,588)

Adjustments to reconcile net loss to net cash used In operating activities:
Loss on settlement of debt	120,097	–
Write-off of accounts payables	(36,690)	(42,744)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	109,531	38,657
Line of credit – related party	15,676	19,675

Net cash used in operating activities	–	–

Change in cash	–	–

Cash, beginning of period	–	–

Cash, end of period	–	–

Supplemental disclosures:

Interest paid	–	–
Income taxes paid	–	–

Non-cash financing and investing activities:

Common shares issued for line of credit – related party	21,076	–
Common shares issued for subscription receivable	210,826	–
Common shares issued for forgiveness of accounts payable	210,000	–

SINO PAYMENTS, INC.

Statement of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

			Additional
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Capital	Receivable	Deficit	Total
	#	$	$	$	$	$

Balance – December 31, 2011	12,000,030	120	1,041,600	–	(1,185,594)	(143,874)

Net loss for the year	–	–	–	–	(15,588)	(15,588)

Balance – December 31, 2012	12,000,030	120	1,041,600	–	(1,201,182)	(159,462)

Issuance of common shares for cash	1,566,900	16	231,886	(210,826)	–	21,076

Shares issued for debt settlement	1,000,000	10	209,990	-	–	210,000

Net loss for the year	–	–	–	–	(208,614)	(208,614)

Balance – December 31, 2013	14,566,930	146	1,483,476	(210,826)	(1,409,796)	(137,000)

1.

Nature of Operations and Continuance of Business

Sino Payments Inc. (the “Company”) was incorporated in the State of Nevada on June 26, 2007. The Company’s principal business is to provide credit and debit card processing services to multinational retailers in Asia.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2013, the Company has not generated any revenues and has accumulated losses totaling $1,409,796 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

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

2.

Summary of Significant Accounting Policies (continued)

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Investment in Joint Venture

On November 26, 2010, the Company entered into a joint venture agreement with TAP Investments Group Limited (TAP) and agreed to issue 1,000,000 common shares of the Company with a fair value of $10,000 in exchange for 51% interest of TAP. As at December 31, 2013, the Company’s interest in the joint venture was a net loss of $5,758 (2013 - $5,758), of which $10,000 was reflected against the investment in joint venture. In November 2013, the joint venture agreement was cancelled and the entity was deregistered.

4.

Loan Payable-related party

As at December 31, 2013, the Company owes $33,338 (2012 - $43,303) to two related parties for payment of operating expenditures.  The amount owing is unsecured, due interest at 8% per annum, and due on demand.  Accrued interest of $7,068 (2012 - $3,726) has been recorded in accounts payable and accrued liabilities.

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

c)

On November 8, 2013, the Company issued 1,000,000 common shares at $0.21 per share for settlement of $85,338 of debt resulting in a loss on settlement of debt of $124,662.

6.

Note Payable

As at December 31, 2013, the Company owes $4,876 (2012 - $4,876) to a third party (former director of the Company) for payment of general operating expenditures.  The amounts owing are unsecured, due interest at 10% per annum, and due on demand. Accrued interest of $2,466 (2012 - $1,978) has been recorded in accrued liabilities.

7.

Income Taxes

The Company has $1,393,928 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2027. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended December 31, 2013 and 2012 as a result of the following:

	2013 $	2012 $

Net loss before taxes	(208,614)	(15,588)
Statutory rate	34%	34%

Expected tax recovery	(70,929)	(5,300)
Change in valuation allowance	70,929	5,300

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2013 and 2012, after applying enacted corporate income tax rates, are as follows:

	2013 $	2012 $

Net operating losses carried forward	479,331	408,402
Valuation allowance	(479,331)	(408,402)

Net deferred tax asset	–	–

8.   Subsequent Event

On October 24, 2011, the Company entered into a share exchange agreement with TIG Investments Group Limited (“TIG”), a Hong Kong limited company, whereby the Company acquired the remaining 49% of Tap ePayment Services (HK) Limited from TIG in exchange for 12,000,000 shares, which represents 50% of the issued and outstanding common shares of the Company.  The agreement was formally signed and closed on January 1, 2014.

During December 2014, the Company issued 253,618 shares of common stock to multiple investors for cash proceeds at $.15 per share. Also during December 2014, the Company issued 136,382 shares of common stock in payment of liabilities amounting to $13,500.

During March 2015, the Company issued 2,699,200 shares of common stock to two investors for cash proceeds at $.19 per share.

On January 8, 2015, the Board of the Company approved the acquisition of 100% of the outstanding share capital of an entity controlled by a Company Director, TAPServices Inc. (“TSI”), in the Philippines via its investment arm, Value Exchange Int’l (China) Limited (“VEI CHN”) to expand its business in the Asia Pacific region. It is expected that the acquisition will be completed in May 2015.  TSI will become a subsidiary of VEI CHN.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. We did not maintain appropriate cash controls – As of December 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls – As at December 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s) as of December 31, 2013:

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our chief executive officers during the twelve month periods ended December 31, 2013 and 2012. No other executive officer received compensation greater than $100,000.

Summary Compensation Table

Name and	Fiscal Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	8/31	($)	($) (2)	($)	($)	($)	($)	($)	($)

Matthew Mecke (1)	2011	32,000	-	-	-	-	-	-	32,000
President, CEO, CFO, and	2012	-	-	-	-	-	-	-	-
Director	2013	-	-	-	-	-	-	-	-
Kenneth Tan	2013	-	-	-	-	-	-	-	-
Alex Chan	2013	-	-	-	-	-	-	-	-
Bella Tsang	2013	-	-	-	-	-	-	-	-

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or un-exercisable options, as of the year ended December 31, 2013.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Director Compensation

Directors received no compensation during the fiscal year ending December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2013 (i) by each of our directors; (ii) by each of our named executive officers; (iii) by all of our executive officers and directors as a group; and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of December 31, 2013, there were 26,566,930 shares of our common stock outstanding:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Matthew Mecke (3)	Common	512,920	1.93%
Unit T25, GF Bangkok Bank Building
18 Bonham Strand West
Sheung Wan, Hong Kong
Raymond Lee	Common	0	*
Unit T25, GF Bangkok Bank Building
18 Bonham Strand West
Sheung Wan, Hong Kong
Kenneth Tan	Common	1,424,500	5.36%
Block A1 35h Fl The Beverly Hills
6 Broadwood
Hong Kong
Bella Tsang		12,166,667	45.79%
Unit G 18th Fl Legend Tower
7 Shing Yip St
Kwun Tong, Kowloon
Hong Kong		-	*
All Officers and Directors as a Group	Common	14,104,087	53.08%
Other Beneficial Owners	-	-	-

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

(2) Based on 26,566,930 issued and outstanding shares of common stock as of December 31, 2013.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a) (2). Mr. Bella Tsang and Mr. Raymond Lee were independent directors as defined under in NASDAQ Rule 5605(a) (2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

		Year Ended December 31, 2013		Year Ended December 31, 2012
Audit fees		$12,500		$15,000
Audit-related fees	$		$
Tax fees	$		$
All other fees	$		$
Total	$		$

Audit Fees

During the fiscal year ended December 31, 2012, we incurred approximately $15,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended December 31, 2012.

During the fiscal year ended December 31, 2013, we incurred approximately $12,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended December 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0  and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $12,500 and $15,000, respectively.

ITEM 15. EXHIBIT, FINANCIAL STATEMENTS AND SCHEDULES

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on November 19, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on November 19, 2007 as part of our Registration Statement on Form SB-2.
4.01	2009 Stock Incentive Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Plan	Filed with the SEC on August 5, 2009 as part of our Registration Statement on Form S-8.
10.01	Memorandum of Understanding between Sino Payments, Inc. and BCS Holdings, Inc. dated May 26, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.02	Services Agreement between Sino Payments, Inc. and PowerE2E China dated April 24, 2009	Filed with the SEC on June 4, 2009 as part of our Current Report on Form 8-K.
10.03	Pay Sourcing Agreement between Sino Payments, Inc. and PAY.ON Asia, Ltd. dated September 22, 2009	Filed with the SEC on September 29, 2009 as part of our Current Report on Form 8-K.
10.04	Reseller Agreement between Sino Payments, Inc. and eNETS Hong Kong, Ltd. dated August 3, 2009	Filed with the SEC on October 6, 2009 as part of our Current Report on Form 8-K.
10.05	Form of Convertible Note between Sino Payments, Inc. and Matthew Mecke dated November 12, 2009	Filed with the SEC on November 20, 2009 as part of our Current Report on Form 8-K.
10.06	Agency Agreement between Sino Payments, Inc. and Valitor dated January 13, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.07	Agency Agreement between Sino Payments, Inc. and Payvision dated January 19, 2010	Filed with the SEC on February 12, 2010 as part of our Current Report on Form 8-K.
10.08	Line of Credit Note between Sino Payments, Inc. and Moon Gate Limited dated June 4, 2010	Filed with the SEC on June 17, 2010 as part of our Current Report on Form 8-K.
10.09	Letter of Intent between Sino Payments, Inc. and Tap Group dated September 24, 2010	Filed with the SEC on October 20, 2010 as part of our Current Report on Form 8-K.
10.10	Line of Credit Note between Sino Payments, Inc. and TAP Group dated January 10, 2011	Filed with the SEC on February 7, 2011 as part of our Current Report on Form 8-K.
10.11	Joint Venture Agreement between Sino Payments, Inc. and Tap Investments Group Limited dated November 26, 2010	Filed with the SEC on April 4, 2011 as part of our Quarterly Report on Form 10-Q/A.
10.12	Financial Framework Services Agreement between TAP e-Payment Services (HK) Limited and TAP Services (HK) Limited dated January 27, 2011	Filed with the SEC on April 19, 2011 as part of our Quarterly Report on Form 10-Q.
10.13	Share Exchange Agreement by and among Sino Payments, Inc., TIG Investments Group Limited and the Majority Shareholders of TIG dated November 24, 2011	Filed with the SEC on December 22, 2011 as part of our Annual Report on Form 10-K
14.01	Code of Ethics	Filed with the SEC on July 20, 2009 as part of our Quarterly Report on Form 10-Q.
16.01	M&K CPAS, PLLC dated March 16, 2012, to the Securities and Exchange Commission	Filed with the SEC on March 16, 2012 as part of our Current Report on Form 8-K.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	INS XBRL Instance Document.	Filed herewith.
101.SCH	SCH XBRL Schema Document.	Filed herewith.
101.CAL	CAL XBRL Calculation Linkbase Document.	Filed herewith.
101.DEF	DEF XBRL Definition Linkbase Document.	Filed herewith.
101.LAB	LAB XBRL Label Linkbase Document.	Filed herewith.
101.PRE	PRE XBRL Presentation Linkbase Document.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO PAYMENTS, INC.

Dated: May 19, 2015

/s/ Kenneth Tan

By: Kenneth Tan

Its: President, CEO (principal executive officer)

/s/ Alex Chan

By: Alex Chan

Its: CFO and Treasurer (principal financial and accounting officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: May 19, 2015

/s/ Kenneth Tan

By: Kenneth Tan – President, and Director (Principal Executive Officer)

Dated: May 19, 2015

/s/ Alex Chan

By: Alex Chan – CFO and Treasurer

Dated: May 19, 2015

/s/ Matthew Mecke

By: Matthew Mecke – Director

Dated: May 19, 2015

/s/ Johan Pehrson

By: Johan Pehrson – Director

Dated: May 19, 2015

/s/ Bella Tsang Po Yee

By: Bella Tsang Po Yee – Secretary