Form 10-Q
period 2014-03-31
SINO PAYMENTS, INC.
filed 2015-11-05
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

.TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number: 000-53537

SINO Payments, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-3767331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7/F., DartonTower
142 WaiYip Street, Kwun Tong
Kowloon, Hong Kong
(Address of principal executive offices) (Zip Code)

(852) 29504288
(Registrant’s telephone number, including area code) None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No . X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes      . No . X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	. .	Accelerated filer	.
Non-accelerated filer	. . (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No X .

As of September 30, 2015, there were 29,656,130 shares of common stock issued and outstanding.

FORM 10-Q

SINO Payments, Inc.

ITEM 1. FINANCIAL STATEMENTS

SINO PAYMENTS INC.

Financial Statements

SINO PAYMENTS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	18,736	-
Accounts receivable, net of an allowance for doubtful accounts	383,730	-
Amounts due from related parties	1,439,803	-
Other receivables and prepayments	61,190	-
Deferred tax assets	34,877	-
Total current assets	1,938,336	-

NON-CURRENT ASSETS
Plant and equipment, net	118,270	-

Total assets	2,056,606	-

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	124,133	98,786
Other payables and accrued liabilities	591,955	-
Deferred income	84,668	-
Amount due to a director	451,400	-
Line of credit – related party	-	33,338
Amounts due to related parties	653,923	4,876
Total current liabilities	1,906,079	137,000

NON-CURRENT LIABILITIES
Deferred tax liabilities	6,676	-

Total liabilities	1,912,755	137,000

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 26,566,930 and 14,566,930 shares issued and outstanding, respectively	266	146
Additional paid-in capital	119,272	1,483,476
Subscription receivable	-	(210,826)
Retained earnings / (accumulated deficit)	42,755	(1,409,796)
Accumulated other comprehensive loss	(18,442)	-
Total shareholders’ equity / (deficit)	143,851	(137,000)

Total liabilities and shareholders’ equity	2,056,606	-

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income	712,700	-

COST OF SERVICES
Cost of service income	(517,828)	-

GROSS PROFIT	194,872	-

OPERATING EXPENSES:
General and administrative expenses	(210,685)	(9,314)
Foreign exchange loss	(415)	-
LOSS FROM OPERATIONS	(16,228)	(9,314)

OTHER INCOME (EXPENSES):
Interest income	8	-
Interest expense	(380)	(639)
Gain on forgiveness of accounts payable	-	31,470
VAT refund	3,215	-
Management fee income	47,205	-
Others	7,069	-
Total other income/(expenses), net	57,117	30,831

INCOME BEFORE PROVISION FOR INCOME TAXES	40,889	21,517

INCOME TAXES	-	-
NET INCOME	40,889	21,517

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(1,811)	-

COMPREHENSIVE INCOME	39,078	21,517
Earnings per share, basic and diluted	0.00	0.00

Weighted average number of shares outstanding	26,566,930	12,000,030

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	40,889	21,517
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation	16,768	-
Write-off of accounts payables	-	(31,470)
Deferred income taxes	(28,201)	-
Changes in operating assets and liabilities
Accounts receivable	(383,730)	-
Other receivables and prepayments	(61,190)	-
Amounts due from related parties	(1,439,803)	-
Accounts payable	25,347	9,953
Other payables and accrued liabilities	591,955	-
Deferred income	84,668	-
Amount due to a director	451,400	-
Line of credit – related party	(33,338)	-
Amounts due to related parties	649,047	-
Net cash used in operating activities	(86,188)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(135,038)	-
Net cash used in investing activities	(135,038)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscription receivable	210,826	-
Net cash provided by financing activities	210,826	-

EFFECT OF EXCHANGE RATE ON CASH	29,136	-
INCREASE IN CASH	18,736	-
CASH, beginning of period	-	-
CASH, end of period	18,736	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid for interest	(380)	(639)
Cash received for interest	8	-

NON-CASH FINANCING AND INVESTING ACTIVITIES
Share Exchange on January 1, 2014 (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Nature of Operations and Continuance of Business

Sino Payments Inc. (“SNPY” or the “Company”) was incorporated in the State of Nevada on June 26, 2007. The Company’s principal business is to provide credit and debit card processing services to multinational retailers in Asia and the systems development and information technology business of Value Exchange Int’l (China) Limited (collectively, the “IT Business”).

On January 1, 2014, SNPY received 100% of the issued and outstanding shares of in Value Exchange Int’l (China) Limited (“VEI CHN”) in exchange for i) newly issued 12,000,000 shares of SNPY’s common stock to the majority stockholder of VEI CHN; and ii) 166,667 shares of our common stock held by VEI CHN to be transferred to the majority stockholder of VEI CHN (“Share Exchange”). This transaction resulted in the owners of VEI CHN obtaining a majority voting interest in SNPY. The merger of VEI CHN into SNPY, which has nominal net assets, results in VEI CHN having control of the combined entity.

For financial reporting purposes, the transaction represents a "reverse merger" rather than a business combination and SNPY is deemed to be the accounting acquiree in the transaction. The transaction is being accounted for as a reverse merger and recapitalization. SNPY is the legal acquirer but accounting acquiree for financial reporting purposes and VEI CHN is the acquired company but accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the transaction will be those of VEI CHN and will be recorded at the historical cost basis of VEI CHN, and no goodwill will be recognized in this transaction. The consolidated financial statements after completion of the transaction will include the assets and liabilities of VEI CHN and SNPY, and the historical operations of SNPY and the combined operations of VEI CHN from the initial closing date of the transaction.

VEI CHN, formerly known as TAP Investments Group Limited, was incorporated on November 16, 2001 under the laws of Hong Kong SAR and changed its name to Value Exchange Int’l (China) Limited on May 13, 2013. VEI CHN is an investment holding company. The Company provides IT Business’ services and solutions to the retail sector through three operating subsidiaries located in Hong Kong SAR and China.

On September 2, 2008 VEI CHN established its first operating subsidiary, Value Exchange Int’l (Shanghai) Limited (“VEI SHG”) in Shanghai, the People’s Republic of China (“PRC”), under the laws of the PRC. VEI SHG engages in software development, trading and servicing of computer hardware and software activities.

On September 25, 2008, VEI CHN acquired its second operating subsidiary, TAP Services (HK) Limited in Hong Kong which subsequently changed its name to Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 14, 2013. VEI HKG engages in software development, trading and servicing of computer hardware and software activities.

On May 14, 2013, VEI CHN further established another operating subsidiary, Ke Dao Solutions Limited (“KDSL”) in Hong Kong. KDSL conducts consultancy services on IT Services and Solutions activities.

As of March 31, 2014, all four subsidiaries are wholly owned by the Company.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2014:

	Place of incorporation	Ownership percentage
Sino Payments, Inc.	United States of America	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
Ke Dao Solutions Limited	Hong Kong	100%

b)

Use of Estimates

Preparing consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring using management’s estimates and assumptions relate to the collectability of its receivables, the fair value and accounting treatment of financial instruments, the valuation of long-lived assets and valuation of deferred tax liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates. In addition, different assumptions or circumstances could reasonably be expected to yield different results.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c)

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with financial institutions or state owned banks within the PRC and Hong Kong.

d)

Interim Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

e)

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified.  As of March 31, 2014 and December 31, 2013, there was a $117 and $0 allowance for uncollectible accounts receivable, respectively.  Management believes that the remaining accounts receivable are collectable.

f)

Plant and equipment

Plant and equipment is stated at cost less accumulated depreciation and accumulated impairment losses, if any. Expenditures for maintenance and repairs are charged to earnings as incurred. Major additions are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Estimated Useful Life
Leasehold improvements	Lesser of lease term or the estimated useful lives of 5 years
Computer equipment	5 years
Computer software	5 years
Office furniture and equipment	5 years

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

g)

Impairment of long-lived assets

The Company evaluates long lived assets, including equipment, for impairment at least once per year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired and an impairment loss equal to an amount by which the carrying value exceeds the fair value of the asset is recognized.

h)

Fair value of financial instruments

The Company values its financial instruments as required by FASB ASC 320-12-65. The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level one —	Quoted market prices in active markets for identical assets or liabilities;
Level two —	Inputs other than level one inputs that are either directly or indirectly observable; and
Level three —	Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The carrying values of the Company’s financial instruments;  consisting of cash and cash equivalents, accounts receivable, accounts payable, other receivables and prepayments, other payables and accrued liabilities, balances with a related party, balances with related companies and amounts due to director approximate their fair values due to the short maturities of these instruments.

As of December 31, 2013, the Company’s financial instruments consist principally of cash, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2014.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

i)

Comprehensive income

U.S. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income or loss. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of other comprehensive income or loss consist of foreign currency translation adjustments.

j)

Earnings per share

The Company reports earnings per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

k)

Revenue recognition

Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured.

The Company’s revenue is derived from three primary sources: (i) professional services for systems development and integration, including procurement of related hardware and software licenses on behalf of customers, if required; (ii) professional services for system maintenance normally for a period of one year; and (iii) sale of software licenses.

Multiple-deliverable arrangements

The Company derives revenue from fixed-price sale contracts with customers that may provide for the Company to procure hardware and software licenses with varied performance specifications specific to each customer and provide the technical services for systems development and integration of the hardware and software licenses. In instances where the contract price is inclusive of the technical services, the sale contracts include multiple deliverables. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

–

The delivered item(s) has value to the customer on a stand-alone basis;

–

There is objective and reliable evidence of the fair value of the undelivered item(s); and

–

If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s multiple-element contracts generally include customer-acceptance provisions which provide for the Company to carry out installation, test runs and performance tests at the Company’s cost until the systems as a whole can meet the performance specifications stated in the contracts. The delivered equipment and software licenses have no standalone value to the customer until they are installed, integrated and tested at the customer’s site by the Company in accordance with the performance specifications specific to each customer. In addition, under these multiple-element contracts, the Company has not sold the equipment and software licenses separately from the installation, integration and testing services, and hence there is no objective and reliable evidence of the fair value for each deliverable included in the arrangement. As a result, the equipment and the technical services for installation, integration and testing of the equipment are considered a single unit of accounting pursuant to ASC Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements. In addition, the arrangement generally includes customer acceptance criteria that cannot be tested before installation and integration at the customer’s site. Accordingly, revenue recognition is deferred until customer acceptance, indicated by an acceptance certificate signed off by the customer.

Revenues of maintenance services are recognized when the services are performed in accordance with the contract term.

Revenues of sale of software, if not bundled with other arrangements, are recognized when shipped and customer acceptance obtained, if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	5,459	-
- systems maintenance	707,241	-
	712,700	-

Billings in excess of revenues recognized are recorded as deferred revenue.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

l)

Income taxes

The Company accounts for income taxes in accordance with the accounting standard issued by the Financial Accounting Standard Board (“FASB”) for income taxes. Under the asset and liability method as required by this accounting standard, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The charge for taxation is based on the results for the reporting period as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

Under the accounting standard regarding accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.

m)

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the statements of income on a straight-line basis over the lease periods.

n)

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the three months ended March 31, 2014 and 2013 were approximately $1,534 and $0, respectively.

o)

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the three months ended March 31, 2014 and 2013 were insignificant.

p)

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the three months ended March 31, 2014 and 2013 were insignificant.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

q)

Foreign currency translation

The functional currency and reporting currency of the Company is the U.S. Dollar. (“US$” or “$”). The functional currency of the Hong Kong subsidiaries is the Hong Kong Dollar. The functional currency of the PRC subsidiary is RMB. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the exchange rate as quoted by the Hong Kong Monetary Authority (“HKMA”) at the end of the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments resulting from this process are included in accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts with the exception of equity were translated at RMB 6.2450 and RMB6.0574 to $1.00 at March 31, 2014 and December 31, 2013, respectively. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months period ended March 31, 2014 and 2013 were RMB 6.1267 and RMB 6.2496 to $1.00, respectively.

r)

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

s)

Commitments and contingencies

The Company follows FASB ASC Subtopic 450-20, “Loss Contingencies” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

t)

Segment Reporting

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue from software development and maintenance services (but not by sub-services/product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by ASC Topic 280 “Segment Reporting”.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

u)

Recent accounting pronouncements

In March 2014, FASB issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC).

Under GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either (a) a voting interest model or (b) a variable interest entity model. Under the variable interest entity model, the company has a controlling financial interest when it has (a) the power to direct the activities that most significantly affect the economic performance of the entity and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity.

To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity.

The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement.

Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:

•

The private company lessee and the lessor are under common control;

•

The private company lessee has a leasing arrangement with the lessor;

•

Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and

•

If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor.

If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance.

In April 2014, FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in ASU No. 2014-08 enhance convergence between GAAP and the International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations.

The amendments in ASU No. 2014-08 are effective beginning the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it becomes effective for financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.

Accounts receivable

Accounts receivable as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	US$	US$
	(unaudited)
Accounts receivable	383,847	-
Allowance for doubtful accounts	(117)	-
	383,730	-

All of the Company’s customers are located in the PRC and Hong Kong. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

Other receivables and prepayments

Other receivables and prepayments as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	US$	US$
	(unaudited)
Deposits and prepaid expense	50,981	-
Others	10,209	-
	61,190	-

5.

Plant and equipment, net

Plant and equipment consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	US$	US$
	(unaudited)
Leasehold improvements	37,416	-
Computer equipment	51,123	-
Computer software	29,507	-
Office furniture and equipment	16,992	-
Total	135,038	-
Less: accumulated depreciation	(16,768)	-
Plant and equipment, net	118,270	-

Depreciation expense for the three months period ended March 31, 2014 and 2013 amounted to $16,768 and $0, respectively.

For the three months period ended March 31, 2014 and 2013, no interest expense was capitalized into plant and equipment.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

Other payables and accrued liabilities

Other payables and accruals consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	US$	US$
	(unaudited)
Accrual	567,958	-
Other taxes payable	16,534	-
Other payables	7,463	-
	591,955	-

Accrual mainly represents salary payables and fringe and social security accruals. According to the prevailing laws and regulations of the PRC, all eligible employees of the Company’s subsidiary are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The Company’s subsidiary is required to accrue for these benefits based on certain percentages of the qualified employees’ salaries. The Company’s subsidiary is required to make contributions to the plans out of the amounts accrued.

The Company’s subsidiaries incorporated in Hong Kong manage a defined contribution Mandatory Provident Fund (the “MPF Scheme”) under the Mandatory Provident Fund Schemes Ordinance, for all of its employees in Hong Kong. The Company is required to contribute 5% of the monthly salaries for all Hong Kong based employees to the MPF Scheme up to a maximum statutory limit.

7.

Deferred income

Deferred income consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	US$	US$
	(unaudited)
Service fees received in advance	84,668	-

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.

Statutory reserves

Statutory reserves

The laws and regulations of the PRC require that before an enterprise distributes profits to its owners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions determined at the discretion of the Board of Directors after the statutory reserves.

As stipulated by the Company Law of the PRC, as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

1.

Making up cumulative prior years’ losses, if any;

2.

Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the company’s registered capital; and;

3.

Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. It may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.

Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	March 31, 2014	December 31, 2013
	US$	US$
	(unaudited)
Due to a director - Ms. Bella Tsang (i)	451,400	-

Due from related parties
Value Exchange International Limited (ii)	1,206,858	-
TAP Services Inc., Philippines (iii)	232,945	-
	1,439,803	-

Line of credit – related party
VEI CHN (iv)	-	26,341
VEI HKG (iv)	-	6,997
	-	33,338

Due to related parties
TAP Technology (HK) Limited (v)	461,511	-
Mr. Benny Lee (vi)	192,412	-
Mr. Glen Henrickson (vii)	-	4,876
	653,923	4,876

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party transactions:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	US$	US$
	(unaudited)	(unaudited)
Value Exchange International Limited (ii)
Service income	-	-
Subcontracting fees	(3,667)	-

Rental expenses paid to TAP Technology (HK) Limited (iv)	(9,615)	-

Management fees received from
Value Exchange International Limited (ii)	47,205	-

(i)

Ms. Bella Tsang, a director of the Company. The balance is unsecured, interest free and repayable on demand.

(ii)

Ms. Bella Tsang is a shareholder and a director of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(iii)

This company is managed by Mr. Benny Lee. The balance is unsecured, interest free and repayable on demand.

(iv)

As of December 31, 2013, Ms. Bella Tsang, Mr. Kenneth Tan and Mr. Alex Chan were directors of VEI CHN, Mr. Kenneth Tan and Mr. Alex Chan were directors of VEI HKG.

The balances are unsecured, interest bearing at 8% per annum, and repayable on demand. As of December 31, 2013, accrued interest payable to VEI CHN and VEI HKG of $7,068 in total has been recorded in accounts payable.

With the Share Exchange on January 1, 2014, VEI CHN and VEI HKG become wholly owned by the Company (Note 1).

(v)

Ms. Bella Tsang is a shareholder and a director of TAP Technology (HK) Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(vi)

Mr. Benny Lee is a director of VEI SHG, the Company’s subsidiary in the PRC. The balance is unsecured, interest free and repayable on demand.

(vii)

Mr. Glen Henrickson was a former director of SNPY. The balance is unsecured, interest bearing at 10% per annum, and repayable on demand. As of December 31, 2013, accrued interest payable of $2,466 has been recorded in accounts payable.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.

Subsequent events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of March 31, 2014.

1)

On January 8, 2015, with the Board of the Company approved, the Company intends to acquire 100% of the outstanding share capital of a related company, TAP Services Inc., Philippines (“TSI”) to expand its business in the Asia Pacific region. An investment deposits amounting to US$200,000 was paid to TSI in January 2015 as subscription of the Company’s shares of stock. At the date of these financial statements, this transaction is not yet completed pending the approval by the Philippine Securities & Exchange Commission of TSI’s increase in authorized capital stock. TSI is in the process of completing the requirements of the Philippine Securities & Exchange Commission. The closing of the transaction is subject to, among other things, the receipt of all necessary governmental and other consents. The parties to the transaction anticipate that the transaction will close, and TSI is expected to become a subsidiary of the Company in the first quarter of 2016.

2)

During March 2015, the Company issued 2,699,200 shares of common stock to two investors for cash proceeds at $0.19 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the Securities and Exchange Commission.

Certain Terms

Except as otherwise indicated by the context, references in this report to:

*

“Company,” “we,” “us” and “our” are to the combined business of SINO Payments, Inc., a Nevada corporation, and its consolidated subsidiaries;

*

“China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

*

“Renminbi” and “RMB” refer to the legal currency of China;

*

“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

*

“SEC” refers to the United States Securities and Exchange Commission;

*

“Securities Act” refers to the Securities Act of 1933, as amended; and

*

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

CORPORATE OVERVIEW

Sino Payments, Inc.

We were incorporated in the State of Nevada on June 26, 2007 under the name China Soaring Inc. On November 26, 2008, we changed the Company's name to Sino Payments, Inc. Our initial business was to operate a credit card processing and merchant-acquiring services company that provides credit card clearing services to merchants and financial institutions in PRC. Since inception, we have strived to implement our business plan, including the key step of creating our Global Processing Platform (“SinoPay GPP”) and establishing our website, www.sinopayments.com.

Specifically the Company’s business is to be a provider of Internet Protocol (“IP”) processing services in Asia to bank card-accepting merchants. We market our services to local merchants with regional retail locations across Asia Pacific as potential customers of their IP and related credit card and debit card processing systems. We offer interoperability through what is envisioned as a highly efficient infrastructure and perceived exceptional knowledge of the IP processing market through our SinoPay GPP platform. The SinoPay GPP system facilitates the processing of all major credit card types (Visa/MC/AMEX/Diners/ Discover/JCB) and will be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. SINO intends to deploy the SinoPay GPP platform throughout Asia with a focus on China, Hong Kong, Thailand, Philippines, Malaysia, Korea, and Japan.

As of the date of this report, we still have not implemented any IP processing services to any customer.

Recapitalization

On January 1, 2014, we received 100% of the issued and outstanding shares of in Value Exchange Int’l (China) Limited (“VEI CHN”) in exchange for i) newly issued 12,000,000 shares of our common stock to the majority stockholder of VEI CHN; and ii) 166,667 shares of our common stock held by VEI CHN to be transferred to the majority stockholder of VEI CHN (“Share Exchange”). This transaction resulted in the owners of VEI CHN obtaining a majority voting interest in the Company. The merger of VEI CHN into the Company, which has nominal net assets, results in VEI CHN having control of the combined entity.

For financial reporting purposes, the transaction represents a "reverse merger" rather than a business combination and the Company is deemed to be the accounting acquiree in the transaction. The transaction is being accounted for as a reverse merger and recapitalization. The Company is the legal acquirer but accounting acquiree for financial reporting purposes and VEI CHN is the acquired company but accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the transaction will be those of VEI CHN and will be recorded at the historical cost basis of VEI CHN, and no goodwill will be recognized in this transaction. The consolidated financial statements after completion of the transaction will include the assets and liabilities of VEI CHN and the Company, and the historical operations of the Company and the combined operations of VEI CHN from the initial closing date of the transaction.

With the completion of, the transaction, the Company’s intent is to integrate and develop its IP Business within the businesses of VEI CHN and its subsidiaries in the IP Business (consisting of Information Technology Services and Solutions to the Retail Sector) in PRC and Asia Pacific Region.  We believe that the IT Business will supplement and enhance the efforts in the IP sector.  We will evaluate the merits of this business strategy from time to time and may elect in the future to continue to pursue an IP/IT Service business or focus more on one segment than the other.  Any change in business focus will be based on current economic conditions, competitive environment, our available cash and infrastructure resources, current customer demand trends and financial results of each segment of our post-Share Exchange business plan.  Integration of the IP Business and IT Business should be completed by fiscal year 2016.

Value Exchange Int’l (China) Limited

VEI CHN was first established on November 16, 2001 in Hong Kong SAR with limited liability in the name of Triversity Hong Kong Limited and subsequently changed its name to Triversity (Asia Pacific) Limited on April 24, 2002 and then further changed its name to TAP Investments Group Limited on November 16, 2007.  VEI CHN changed to its current name as Value Exchange Int’l (China) Limited on May 13, 2013.

VEI CHN is an investment holding company with two subsidiaries established in Hong Kong SAR, namely TAP Services (HK) Limited, which was incorporated on August 25, 2003 and acquired by VEI CHN on September 25, 2008, and subsequently changed to its current name, Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 13, 2013, and Ke Dao Solutions Limited (“KDSL”), which was incorporated on May 14, 2013.  VEI CHN also set up a Wholly-owned Foreign Enterprise (WOFE) in Shanghai, PRC,  in September 2, 2008 in the name of Value Exchange Int’l (Shanghai) Limited (“VEI SHG”).

The principal business of VEI CHN is to provide information technology services and solutions to Retail Sector in Hong Kong and Macau SAR and in major cities of PRC.  The main business partner of the group is Wincor Nixdorf Corporation (“WNC”), a German listed group with subsidiaries in PRC. Over these periods, VEI CHN and its subsidiaries serve the AS Watson Group, a retail conglomerate, directly and through a sub-contracting arrangement with WNC in the region.  This contributes over 40% of the gross sales revenue each period to VEI CHN in the report. In recent years, VEI HKG secures a number of service contracts for a leading retail group, Robinson Retails Group, in Philippines. PCCW, Inland Revenue Department of the Hong Kong SAR Government and Dairy Farm have also become major customers of the VEI CHN group.

The annual sales of VEI CHN group have been increasing over the past few years in its principal business by expanding its customer base and its scope of services including system development and enhancement in functions relating to POS Retalix system, which is a fully integrated, modular, open architecture POS solution for operational and management functions and capable of integration with IP systems.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2014 and 2013

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three months ended March 31,		Change
	2014	2013
	US$	US$	US$	%

NET REVENUES
Service income	712,700	-	712,700	n/a
COST OF SERVICES
Cost of service income	(517,828)	-	(517,828)	n/a
GROSS PROFIT	194,872	-	194,872	n/a
Operating expenses:
General and administrative expenses	(210,685)	(9,314)	(201,371)	2,162.0%
Foreign exchange loss	(415)	-	(415)	n/a
LOSS FROM OPERATIONS	(16,228)	(9,314)	(6,914)	74.2%
OTHER INCOME (EXPENSES)	57,117	30,831	26,286	85.3%
INCOME BEFORE PROVISION FOR INCOME TAXES	40,889	21,517	19,372	90.0%
INCOME TAXES	-	-	-	n/a
NET INCOME	40,889	21,517	19,372	90.0%

Net revenues. Net revenues were $712,700 for the three months ended March 31, 2014, as compared to $0 for the same period in 2013, an increase of $712,700. This increase was primarily attributable to the recapitalization of the Company. Our revenue from i) systems maintenance and ii) systems development and integration were $707,241 and $5,459 for the three months ended March 31, 2014.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff and overhead. Our cost of services increased to $517,828 or 72.7% of net revenues, for the three months ended March 31, 2014, as compared to $0, for the same period in 2013, an increase of $517,828. The increase in cost of services was mainly attributable to the recapitalization of the Company, and lead to the increase in our cost of technical staff and overhead.

Gross profit. Gross profit for the three months ended March 31, 2014 was $194,872, or 27.3% of net revenues, as compared to $0, for the same period in 2013. Our change of gross profit was largely due to the increase in net revenues, offset by the increase in cost of labor and overhead in this period, as compared with the same period of 2013.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $210,685, or 29.6% of net revenues, for the three months ended March 31, 2014, as compared to $9,314, for the same period in 2013, an increase of $201,371, or 2,162.0%. The primary reason for the increase was attributable to an increase in staff cost and professional expenses incurred in relation to our recapitalization.

Loss from operations. As a result of the above, our loss from operations totaled $16,228 for the three months ended March 31, 2014, as compared to $9,314 for the same period in 2013, a change of $6,914, or 74.2%.

Income taxes. No provision for income taxes has been made for the three months ended March 31, 2014 and 2013.

Net income. As a result of the foregoing, we had a net income of $40,889 for the three months ended March 31, 2014, compared to $21,517 for the same period in 2013, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $18,736.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in thousands of U.S. dollars)

	Three Months Ended
	March 31,
	2014	2013
	US$	US$
Net cash used in operating activities	(86,188)	-
Net cash used in investing activities	(135,038)	-
Net cash provided by financing activities	210,826	-
Effect of exchange rate changes on cash and cash equivalents	29,136	-
Net increase in cash and cash equivalents	18,736	-
Cash and cash equivalents at the beginning of period	-	-
Cash and cash equivalents at the end of period	18,736	-

Operating Activities

Net cash used in operating activities was $86,188 for the three months ended March 31, 2014, which was an increase of $86,188 from $0 for the same period of 2013. The increase in net cash used in operating activities was mainly attributable to the recapitalization of the Company, which mainly including the following:

1)

$383,730 and $1,439,803 increase in accounts receivable and amounts due from related parties in operating activities respectively; offset by

2)

Net income of $40,889 for the three months ended March 31, 2014; and

3)

$649,047, $451,400 and $591,955 increase in amounts due to related parties, amount due to a director and other payables and accrued liabilities in operating activities respectively.

Investing Activities

Net cash used in investing activities was $135,038 for the three months ended March 31, 2014, which was an increase of $135,038 from $0 in the same period in 2013. The increase in net cash used in investing activities was attributable to the purchase of plant and equipment by $135,038.

Financing Activities

Net cash provided by financing activities was $210,826 for the three months ended March 31, 2014, which was an increase of $210,826 from $0 in the same period in 2013. The increase was attributable to $210,826 net decrease in subscription receivable.

Future Financings

We believe that our cash on hand and cash flow from operations will meet our expected capital expenditure and working capital requirements for the next 12 months. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity, sales, marketing and branding activities or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in note 2 of the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2014:

	Place of incorporation	Ownership percentage
Sino Payments, Inc.	United States of America	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
Ke Dao Solutions Limited	Hong Kong	100%

Use of Estimates

Preparing consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring using management’s estimates and assumptions relate to the collectability of its receivables, the fair value and accounting treatment of financial instruments, the valuation of long-lived assets and valuation of deferred tax liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates. In addition, different assumptions or circumstances could reasonably be expected to yield different results.

Plant and equipment

Plant and equipment is stated at cost less accumulated depreciation and accumulated impairment losses, if any. Expenditures for maintenance and repairs are charged to earnings as incurred. Major additions are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Estimated Useful Life
Leasehold improvements	Lesser of lease term or the estimated useful lives of 5 years
Computer equipment	5 years
Computer software	5 years
Office furniture and equipment	5 years

Revenue recognition

Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured.

The Company’s revenue is derived from three primary sources: (i) professional services for systems development and integration, including procurement of related hardware and software licenses on behalf of customers, if required; (ii) professional services for system maintenance normally for a period of one year; and (iii) sale of software licenses.

Multiple-deliverable arrangements

The Company derives revenue from fixed-price sale contracts with customers that may provide for the Company to procure hardware and software licenses with varied performance specifications specific to each customer and provide the technical services for systems development and integration of the hardware and software licenses. In instances where the contract price is inclusive of the technical services, the sale contracts include multiple deliverables. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

–

The delivered item(s) has value to the customer on a stand-alone basis;

–

There is objective and reliable evidence of the fair value of the undelivered item(s); and

–

If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

The Company’s multiple-element contracts generally include customer-acceptance provisions which provide for the Company to carry out installation, test runs and performance tests at the Company’s cost until the systems as a whole can meet the performance specifications stated in the contracts. The delivered equipment and software licenses have no standalone value to the customer until they are installed, integrated and tested at the customer’s site by the Company in accordance with the performance specifications specific to each customer. In addition, under these multiple-element contracts, the Company has not sold the equipment and software licenses separately from the installation, integration and testing services, and hence there is no objective and reliable evidence of the fair value for each deliverable included in the arrangement. As a result, the equipment and the technical services for installation, integration and testing of the equipment are considered a single unit of accounting pursuant to ASC Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements. In addition, the arrangement generally includes customer acceptance criteria that cannot be tested before installation and integration at the customer’s site. Accordingly, revenue recognition is deferred until customer acceptance, indicated by an acceptance certificate signed off by the customer.

Revenues of maintenance services are recognized when the services are performed in accordance with the contract term.

Revenues of sale of software, if not bundled with other arrangements, are recognized when shipped and customer acceptance obtained, if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	5,459	-
- systems maintenance	707,241	-
	712,700	-

Billings in excess of revenues recognized are recorded as deferred revenue.

Income taxes

The Company accounts for income taxes in accordance with the accounting standard issued by the Financial Accounting Standard Board (“FASB”) for income taxes. Under the asset and liability method as required by this accounting standard, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The charge for taxation is based on the results for the reporting period as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

Under the accounting standard regarding accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.

Foreign currency translation

The functional currency and reporting currency of the Company is the U.S. Dollar. (“US$” or “$”). The functional currency of the Hong Kong subsidiaries is the Hong Kong Dollar. The functional currency of the PRC subsidiary is RMB. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the exchange rate as quoted by the Hong Kong Monetary Authority (“HKMA”) at the end of the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments resulting from this process are included in accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts with the exception of equity were translated at RMB 6.2450 and RMB6.0574 to $1.00 at March 31, 2014 and December 31, 2013, respectively. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months period ended March 31, 2014 and 2013 were RMB 6.1267 and RMB 6.2496 to $1.00, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our President and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including Company’s President and Chief Financial Officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our internal control over financial reporting is not effective based on those criteria due to the following:

There is a lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the related disbursements due to our limited staff and accounting personnel.  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with administrative and financial matters, and will appoint additional personnel in this area.

There is a lack of effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in the financial statements.  Management is working to correct these deficiencies and ensure that all permanent file documents are maintained in a working file which becomes an essential component of the financial closing process.

There was a lack of controls over the control environment in that the Board of Directors was comprised of three members who were officers of the Company. While the Company has added independent directors, and the Company Board of Directors established an Audit Committee on October 29, 2015, the Company is still endeavoring to establish adequate and full internal controls and corporate governance programs to ensure compliance with all corporate and financial requirements. There was no Audit Committee to the Company Board of Directors in the quarter covered by this Report on Form 10-Q and no independent directors.

The Company is late in filing all required reports under the Exchange Act.  The Company is endeavoring to file all late Exchange Act reports by November 2015.

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

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our annual report on Form 10-K for the period ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any unregistered equity securities during the fiscal quarter ended March 31, 2014 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

The Company filed a Form 8-K on February 3, 2014 to report the closing of the Share Exchange Agreement entered into between the Company and TIG Investments Group Limited, a Hong Kong limited company (“TIG”) dated November 24, 2011 (the “Share Exchange Agreement”).  The Form 8-K was amended by the filing of Amendment Number One to the Form 8-K on October 16, 2015.

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

Interactive data files pursuant to Rule 405 of Regulation S-T.  Filed with this Report on Form 10-Q for SINO Payments, Inc. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO Payments, Inc.

November 3, 2015	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director (Principal Executive Officer)

November 3, 2015	/s/	Bella Tsang
	By:	Bella Tsang
	Its:	Principal Financial and Accounting Officer