Form 10-K
period 2014-12-31
SINO PAYMENTS, INC.
filed 2015-11-05
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-53537

SINO PAYMENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2819367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7/F., Darton Tower

142 Wai Yip Street, Kwun Tong

Kowloon, Hong Kong

 (Address of Principal Executive Offices; Zip Code)

(852) 2950 4288

(Registrant’s telephone number, including area code)

N/A

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

Large Accelerated Filer .	Non-Accelerated Filer .	Accelerated Filer .	Smaller Reporting Filer X .
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes      . No  X .

As of September 30, 2015 (the last business day of the registrant’s most recently completed fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $599,496. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 30, 2015, there were 29,656,130 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K

For the Year Ended December 31, 2014

TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are contained principally in the sections entitled “Our Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “hopes,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•

our expectations regarding growth in the e-payment and information technologies industries in China and Hong Kong SAR;

•

our expectation regarding increasing demand for our products and services in China and Hong Kong SAR;

•

our belief that we will be able to effectively compete with our competitors and increase our market share;

•

our expectations with respect to increased revenue growth and our ability to achieve profitability resulting from increases in our production volumes;

•

our ability to fund operations and business and product growth and the availability of sufficient, affordable funding when required; and

•

our future business development, results of operations and financial condition.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K and the documents that we reference and filed as exhibits to the Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K to:

“We,” “us,” “our company,” “Company,” “our” and “SINO” refer to Sino Payments, Inc., a Nevada corporation and the Reporting Company of this Annual Report on Form 10-K.

The “Acquired Company” and “VEI CHN” refer to Value Exchange Int’l (China) Limited, and its consolidated subsidiaries, namely Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) and Ke Dao Solutions Limited (“KDSL”), both are companies incorporated in Hong Kong with limited liability, and Value Exchange Int’l (Shanghai) Limited (“VEI SHG”), a Wholly-owned Foreign Enterprise registered in Shanghai, PRC. VEI HKG, KDSL, all of which Hong Kong SAR subsidiaries are collectively referred to as “HKG subsidiaries” and VEI SHG is referred to as “PRC Subsidiary”).

References to the “Bulletin Board” and the “OTC Bulletin Board” are to the Over-the-Counter Bulletin Board, a securities quotation service, which is accessible at the website http://www.finra.org/industry/otcbb/otc-bulletin-board-otcbb. “OTCQB” means The OTC Markets Group, Inc. QB Tier, a national quotation system found at www.otc.com.

References to PRC Subsidiary’s “registered capital” are to the equity securities of PRC Subsidiary, which under PRC law is measured not in terms of shares owned but in terms of the amount of capital that has been contributed to a company by a particular shareholder or all shareholders. The portion of a limited liability company’s total capital contributed by a particular shareholder represents that shareholder’s ownership of the company, and the total amount of capital contributed by all shareholders is the company’s total equity. Capital contributions are made to a company by deposits into a dedicated account in the company’s name, which the company may access in order to meet its financial needs. When a company’s accountant certifies to PRC authorities that a capital contribution has been made and the company has received the necessary government permission to increase its contributed capital, the capital contribution is registered with regulatory authorities and becomes a part of the company’s “registered capital.”

“China” or “PRC” refers to the People’s Republic of China, excluding Taiwan, but including the Special Administrative Regions (“SARs”) of Hong Kong and Macau.

All references to “Renminbi” or “RMB” are to the legal currency of China.

All references to “Hong Kong dollars,” or “HK$” are to the legal currency of the Special Administrative Region of Hong Kong.

All references to “U.S. dollars,” “dollars,” or “$” are to the legal currency of the United States of America.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“Securities Act” means the Securities Act of 1933, as amended.

“SEC” or “Commission” means the U.S. Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS. Overview

History of Sino Payments, Inc.

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

Specifically the Company’s business is to be a provider of Internet Protocol (“IP”) processing services in Asia to bank card-accepting merchants. We market our services to local merchants with regional retail locations across Asia Pacific as potential customers of their IP and related credit card and debit card processing systems. We offer interoperability through what is envisioned as a highly efficient infrastructure and perceived exceptional knowledge of the IP processing market through our SinoPay GPP platform. The SinoPay GPP system facilitates the processing of all major credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and will be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. SINO intends to deploy the SinoPay GPP platform throughout Asia with a focus on China, Hong Kong, Thailand, Philippines, Malaysia, Korea, and Japan.

As of the date of this Annual Report on Form 10-K, we still have not implemented any IP processing services to any customer.

With the completion of, the Share Exchange Agreement entered into between the Company and TIG Investments Group Limited, a Hong Kong limited company (“TIG”) dated November 24, 2011 (the “Share Exchange Agreement” and transaction referred to as the “Share Exchange”), the Company’s intent is to integrate and develop its IP Business within the information technology and systems development businesses of the Acquired Company and its subsidiaries in Information Technology Services and Solutions to the Retail Sector (“IT Business”) in PRC and Asia Pacific Region. We believe that the IT Business of the Acquired Company will supplement and enhance the efforts in the IP sector by offering a full menu of often requested technology services and products by businesses in our markets of PRC and Hong Kong SAR. We will evaluate the merits of this business strategy from time to time and may elect in the future to continue to pursue an IP/IT Service business or focus more on one segment than the other. Any change in business focus will be based on current economic conditions, competitive environment, our available cash and infrastructure resources, current customer demand trends and financial results of each segment of our post-Share Exchange business plan. Integration of the IP Business and IT Business should be completed by 2016.

History of Value Exchange Int’l (China) Limited

VEI CHN was first established on November 16, 2001 in Hong Kong SAR with limited liability under the name of Triversity Hong Kong Limited and subsequently changed its name to Triversity (Asia Pacific) Limited on April 24, 2002 and then further changed its name to TAP Investments Group Limited on November 16, 2007. TAP Investments Group Limited changed to its current name as Value Exchange Int’l (China) Limited on May 13, 2013.

VEI CHN is an investment holding company with two subsidiaries established in Hong Kong SAR, namely TAP Services (HK) Limited which was incorporated on August 25, 2003 and acquired by VEI CHN on September 25, 2008, and subsequently changed to its current name, Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”), on May 13, 2013 and Ke Dao Solutions Limited (“KDSL”) which was incorporated on May 14, 2013. VEI CHN also set up a Wholly-owned Foreign Enterprise (WOFE) in Shanghai, PRC, in September 2, 2008 in the name of Value Exchange Int’l (Shanghai) Limited (“VEI SHG”).

The principal business of VEI CHN is to provide the IT Business, consisting of customary and usual information technology services, products and solutions and consulting and systems development services to Retail Sector in Hong Kong and Macau SAR and in major cities of PRC. The main business partner of the group is Wincor Nixdorf Corporation (“WNC”), a German listed group with subsidiaries in PRC. Over these years, VEI CHN and its subsidiaries (“VEI CHN Group”) serve the AS Watson Group, a retail conglomerate, directly and through a sub-contracting arrangement with WNC in the region. This contributes almost 70% to 80% of the gross sales revenue each year to VEI CHN. In recent years, VEI HKG secures a number of service contracts for a leading retail group, Robinson Retails Group, in Philippines. PCCW, Inland Revenue Department of the Hong Kong SAR Government and Dairy Farm have also become major customers of the VEI CHN Group.

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

Business Focus after Share Exchange

With the completion of the Share Exchange and throughout fiscal year 2015 and 2016, SINO is focusing and will focus its business in IT Business and will seek to implement its IP and related credit card and debit card processing systems as part of the IT Business. We shall also seek business opportunities in the applications of digital technology which can raise our customers’ competitive edge leading to increase in market share and profitability in their business sectors.

With respect to the IP Business, the Company’s strategy is to market credit card processing services to retail merchants in targeted markets, offer its merchant-acquiring base to selected banks, provide support using world-class technology platforms, and maximize strategic partnerships to accelerate market development. We provide credit and debit card processing services to target companies that maintain regional retail store operations in Asia, such as large department stores, regional supermarket chains, and other retailers with a presence in multiple markets in Asia, and specifically China. Our focus continues to be on multinational retailers based in China and Hong Kong. Expansion of services to other Asian markets will rely upon our ability to establish a profitable operation in Hong Kong and China.

With respect to the IT Business, the Company’s strategy is to establish a profitable operation in Hong Kong and then seek to expand its IT services to commercial customers in the Hong Kong and China markets.

POST-SHARE EXCHANGE CORPORATE STRUCTURE

As set forth in the following diagram, following the integration of operations, which we anticipate will occur in fiscal year 2016, a diagrammatic representation of our integrated corporate structure, indicating the legal domicile, geographic location and ownership/control, is as follows:

Sino Payments, Inc
- a Nevada Company
100%
Value Exchange Int'l (China) Ltd.
(formerly known as TAP Investments Group Ltd.)
- a Hong Kong Company
100%
100%
100%
Ke Dao Solutions Ltd.
- a Hong Kong Company
Value Exchange Int'l (Hong Kong) Ltd.
(formerly known as TAP Services (HK) Ltd.)
- a Hong Kong Company
Value Exchange Int'l (Shanghai) Ltd.
- a PRC Company

Marketing

Initially, our IP Business services were promoted by one of our Directors, Mr. Matthew Mecke. He was responsible for promoting by direct sales our credit and debit card processing services to retail stores located in Asia before January 1, 2014.

With the Acquisition, we use and anticipate utilizing several other marketing activities in our attempt to make our services known to corporations and attract clientele. These marketing activities are designed to inform potential clients about the benefits of using our IT Business and IP Business services and include and will include the following: development and distribution of marketing literature; direct mail and email; advertising; promotion of our web site; and industry analyst relations campaign.

VEI CHN and its subsidiaries have been providing IT services mainly in POS (point of sale) maintenance and support to the retail sector for more than 15 years. Over these years, the VEI CHN Group has been serving ASW Group’s retail chain, the Watsons, ParknShop in Hong Kong territory and PRC. In the last few years, the VEI CHN Group has extended its clientele to other sectors, including leading telecommunication company, PCCW and Inland Revenue Department of Hong Kong SAR Government.

VEI CHN Group has a Sales and Marketing team in each regional office to promote and maintain good business relationships with our customers. We strive to provide high quality and fast response services to our customers in our VEI CHN Help Centre, Maintenance Support Team and Professional IT Engineer to help customers solving their problems and satisfying their IT needs.

Competition

IT Business. VEI CHN Group has been serving in IT business sectors for over 15 years, focusing on POS maintenance and support to retail sector. The VEI CHN Group will continue its key business and seek to expand its client base to gain more market share in PRC and Hong Kong SAR. When and if SINO has sufficient funding and has a stable, integrated IT Business and IP Business, SINO may also consider acquiring companies in the Asia Pacific region with similar businesses, subject to financial wherewithal to do so and subject to a suitable and affordable acquisition opportunity. The operating subsidiaries will also cooperate with strategic partners in the local markets to secure and provide maintenance services to major retail customers and as a basis for attempting to expand our business in our markets.

We face significant competition from large multinational service providers, such as Wincor Nixdorf, NCR, Fujitsu, IBM, Toppan Forms and large national companies, such as Octopus card, an electronic payment in online or offline system in Hong Kong. Though VEI CHN Group faces keen competition in the maintenance service market, it has a well-trained technical team which we believe offers premier services to the satisfaction of our customers.

IP Business. The payment processing industry is highly competitive in our markets and globally. We compete with other providers of payment processing services on the basis of the following factors: quality of service; reliability of service; ability to evaluate, undertake and manage risk; speed in approving merchant applications; and price.

We will be competing with both small and large companies in providing payment processing and related services to a wide range of merchants. Our competitors, such as Paypal, Visa and large national companies, such as Alipay and Octopus, sell their services either through a direct sales force, generally concentrating on larger accounts, or through Independent Sales Organizations, telemarketers or banks, generally concentrating on smaller accounts. There are a number of large payment processors that serve a broad market spectrum from large to small merchants; further, certain of these provide banking, ATM, and other payment-related services and systems in addition to bank card payment processing. There are also a large number of smaller payment processors that provide various services to small- and medium-sized merchants.

Some of our competitors in IP and IT Business have substantially greater capital resources than we have and, in the IP Business, operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. Since they are affiliated with financial institutions or banks, these competitors do not incur the costs associated with being sponsored by a bank for registration with card networks and they can settle transactions quickly for their own merchants. We do not, however, currently contemplate acquiring or merging with a financial institution in order to increase our competitiveness.

Security of Computer Networks

We maintain certain computer networks, computer systems and databases in connection with our business operations and services. We use readily available security programs to protect these systems and databases and we periodically review security measures. Any security system or program may be vulnerable to hacking or security breaches, especially since hacking and malicious programs are constantly evolving to overcome new security measures. Like any company’s computer and network systems and databases, our systems and databases could be vulnerable to security hacking or malicious programs. We have not experienced any significant security breaches or problems as of the date of this report.

Key Personnel

The following personnel are considered critical to our operations: Kenneth Tan and Benny Lee, who provide executive management services and strategic direction. We do not have key man insurance to fund replacement of any key personnel. We also frequently use third party consultants acting as independent contractors to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget. Reliance on independent contractors is common in technology services businesses. We do not anticipate and have not experienced any significant problem in securing needed technical expertise, but the inability to secure needed technical expertise is a risk faced by all small IT Business and IP Business companies like our company.

Insurance

Except the Company’s subsidiaries in (i) PRC are required to cover its employees with medical, retirement and unemployment insurance programs, and (ii) Hong Kong are required to cover its employees with labor insurance programs under the prevailing laws and regulations of the PRC and in Hong Kong, we do not maintain other insurance. Because we may not have sufficient insurance, if we are made a party to a liability legal action, we may not have sufficient funds to defend the litigation or may suffer another liability. If that occurs a judgment or liability that is not covered by any insurance or covered by available cash or funding, could cause us to cease or reduce operations.

Government Regulation

We are not currently subject to direct Chinese, United States federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce and the U.S. securities laws applicable to the Company. However, the Internet is increasingly popular and essential on a global basis. As a result, it is possible that a number of international and local laws and regulations may be adopted with respect to the Internet applications and transactions, including ones used in or serviced by our IP Business or IT Business. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Existing and future laws and regulations governing the privacy of end user’s or their customers’ information is or may become part of the regulatory burden of conducting our business lines. We do not provide our services in the U.S. as of the date of this Annual Report on Form 10-K, but the global nature of the Internet and e-commerce and financial transactions means that any company may become subject from time to time to foreign laws on privacy, financial regulation, business regulation or tax law.

We are not certain how our existing businesses may be affected by the application of existing, evolving laws, or extension of foreign laws to our operations and, governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place, including areas affecting our business lines. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation or regulatory costs or increased service delivery costs. In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. Our failure to qualify a business in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. Our activities in Asia create the risk of unauthorized payments or offers of payments by consultants or agents of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and consultants, sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. The U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Employees

We have more than 180 employees, including officers of the Company and including employees and officers of VEI CHN and its subsidiaries.

Regulations

The 2012 JOBS Act

We qualify as an “emerging growth company,” as defined in Title I of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company is defined as an issuer, including a foreign private issuer, with less than $1 billion of total annual gross revenues during the most recently completed fiscal year. The SEC has interpreted “total annual gross revenues” to mean total revenues as presented on the income statement presentation under U.S. GAAP, which for the Company was $3,588,387 for the fiscal year ended December 31, 2014. We will retain our status as an emerging growth company until the earlier of: (1) the fifth anniversary of the date we first sell securities pursuant to an IPO registration statement; (2) the last day of the fiscal year in which we first exceed $1 billion in annual gross revenues; (3) the time we become a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which we have issued, within the previous three years, $1 billion of nonconvertible debt, whether issued in a registered or unregistered offering and whether or not it is still outstanding at the determination date.

The JOBS Act provides scaled disclosure provisions for us, including, among other things: (a) permitting us to include only two years of audited financial statements in a registration statement filed under the Securities Act of 1933 for an IPO of common equity securities; (b) allowing us to comply with the smaller reporting company version of Item 402 of Regulation S-K (Executive Compensation); and (c) removing the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting in accordance with Section 404(b) of the Sarbanes-Oxley Act of 2002. The JOBS Act also exempts us from the following additional compensation-related disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act: the advisory “say-on-pay” vote on executive compensation required under Section 14A(a) of the Exchange Act; the Section 14A(b) requirements relating to shareholder advisory votes on golden parachute compensation; the Section 14(i) requirements for disclosure relating to the relationship between executive compensation and financial performance of the issuer; and the requirement of Dodd-Frank Act Section 953(b)(1), which will require disclosure as to the relationship between CEO and median employee pay.

Under Section 102(b)(1) of the JOBS Act, "emerging growth companies" can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this extended transition period for compliance with new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not "emerging growth companies.”

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. Any investor should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer or be undermined. In that case, the trading price of our common stock could decline, and any investor may lose all or part of the investor’s investment. You should read the section entitled “Special Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Annual Report on Form 10-K.

Risks Related to Our Business

Going Concern Qualification expressed by our Auditors.

Our Auditors included in the accompanying financial statements for fiscal year 2014 a going concern qualification due to accumulated losses, limited revenues and need for additional, possibly ongoing funding to sustain operations. As such, our company may fail if there is continuation of sustained losses, a failure to attain increased revenues and profitability, and/or a need to receive additional funding to sustain operations and such financing is not available when needed and on affordable terms and conditions.

Because we have a limited operating history in IP Business and are integrating our IT Business, and we have experienced changes in management, we may not be able to successfully manage our business or achieve profitability.

We have nominal operations that have not generated any operating income in our IP business. Even with the addition of the IT Business, our operating income and assets are not significant, especially in light of the numerous competitors in the IT Business and the fact that many of those competitors have substantially greater technical and financial resources, market share, broader geographical market reach, brand recognition, customer loyalty and strategic alliances than our company. We are vulnerable to larger competitors targeting our IT Business and any developed IP Business, and the ability of our competitors to undercut our pricing for sustained periods. With limited resources and funding, our company cannot afford to engage in any pricing competition because we require profits in order to sustain our business. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of a small IT Business and fledging IP Business and the extremely competitive environment in which we will operate. Our performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing profitability in the evolving, highly competitive IP and IT industries. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.

Our company has had changes in management in the past three years and such changes are not conducive to continuity of business or business strategies and are disruptive to business operations. If we do not maintain a stable, competent management team in IT Business and IP Business, our company may fail or fail to achieve profitability.

The IP industry and IT industry are highly competitive and if we are unable to compete successfully, our business will be harmed or fail.

The IP industry and IT industry are global as well as local and with numerous competitors in every market and region. Further, many customers have or may develop or acquire the capability to provide IP and IT services and products in house, especially with the development of software and other technologies that eliminate or reduce the need for customers to use outside services like our company. Moreover, we believe foreign competitors and competitors with operations or subcontractors in countries such as South Korea and India may become an increasing source of competition, due largely to their access to low-cost, high-skilled labor and low cost IP or IT software and technological development resources. If we are unable to compete successfully against current or future competitors in the IP industry and IT industry, our expected revenues, margins and market share could be adversely affected, any of which could significantly harm our business or even our survival. We do not possess the resources to withstand any sustained downturn in business or extensive competition aiming our customer base.

Our success depends on certain key personnel.

Our performance to date has been and will continue to be largely dependent on the talents, efforts and performance of our senior management and key technical personnel, who generally have, in our opinion, significant experience with our company and substantial relationships and reputations within the IP industry and IT industry. Certain of our executive officers and top technical personnel may enter into employment and noncompetition agreements. However, while it is customary in these industries to use employment agreements as a method of retaining the services of key executive personnel, these agreements do not guarantee us the continued services of such employees. We do not currently have an employment agreement with our key personnel, or with most of our key technical and engineering personnel. The loss of our executive officers or our other key personnel, particularly with little or no notice, could cause delays on business developments and projects and could have an adverse impact on our customers and industry relationships, our business, operating results or financial condition. While we may rely on independent contractors or consultants for technical needs, we may also experience an inability to hire such expertise in the future. The job market for experienced IT personnel is competitive in PRC and Hong Kong SAR as well as globally. We also lack the resources or funding to match more established competitors compensation packages for the kind of personnel that is critical to our company’s survival and success.

We rely on highly skilled and qualified personnel, and if we are unable to continue to attract and retain such qualified personnel it will adversely affect our businesses.

Our success depends to a significant extent on our ability to identify, attract, hire, train and retain qualified creative, technical and managerial personnel or to contract with such personnel as independent contractors. We expect competition for personnel with the specialized technical skills needed to create our products and provide our services will continue to intensify in the IP and IT businesses because commerce’s reliance on technology increases in order to meet the competitive need for operational efficiencies and related automation and connectivity. We plan to hire individuals on a project-by-project basis, and individuals who work on one or more projects for us may not be available to work on future projects. If we have difficulty identifying, attracting, hiring, training and retaining such qualified personnel, or incur significant costs in order to do so, our business and financial results could be negatively impacted.

We may not be able to successfully implement our strategies of penetrating into the IP industry and expanding in the IT industry, effectively or at all.

A key feature of our growth strategy is to establish IP business while expanding our IT Business in PRC and Hong Kong SAR. This strategy requires us to leverage the talents of our key personnel, their experience and developing and protecting any market share or any proprietary rights. As a company, however, we have limited financial resources to accomplish these goals. Entry into these businesses or into new markets presents significant challenges and subjects our business lines to significant risks, including those risks set forth in these Risk Factors. The inability to successfully manage these challenges could adversely affect our potential success in these businesses. Such failure would significantly limit our ability to grow our businesses and could deplete our working capital and limit our ability to operate or pursue new business or new markets. We may lack the revenues and funding to pursue both the IT business and IP businesses, which could doom our business to failure or a restructuring to a more limited business.

Our successful pursuit of profitable businesses faces various risks and challenges, including:

*

the success of our businesses will be primarily dependent on customer acceptance of our services and products, which is extremely difficult to predict;

*

achieving sustainable operating revenues sufficient to support our businesses;

*

the businesses can be capital-intensive and our capacity to generate cash from our operations may be insufficient to meet our anticipated capital requirements, especially the capital needs of penetrating and developing the IT Business and IP business;

*

technological developments could render obsolete our technologies, services and products and undermine both our IT and IP Businesses;

*

the need to access expertise and technical resources in each market in which we may operate presents high capital costs that may be beyond our ability to fund;

*

we may be unable to compete for or afford key personnel in both the IP and IT industries that pays a premium for talent, especially since our common stock has a limited market price and limited liquidity;

*

 strikes by one or more of the labor unions or similar groups that may provide personnel essential to our operations, or a shortage of qualified personnel, could delay or halt our business operations;

*

technologies and customer tastes and demands can shift or change unexpectedly in the rapidly evolving IT and IP industries and we may lack the wherewithal to respond to such changes; and

*

acquisitions we pursue in our industry and related industries could result in operating difficulties, dilution to our shareholders and other consequences harmful to our business. Integration of new acquisitions can undermine an acquiring company’s business strengths by diluting resources and manpower and imposing operational losses.

As part of our growth strategy, and if we attain funding and stability and profitability in our core businesses, we may selectively pursue strategic acquisitions in our industry and related industries. We may not be able to consummate such acquisitions, or efficiently integrate new businesses into our existing businesses, which could adversely impact our growth. If we do consummate acquisitions, integrating an acquired company, business or technology may result in unforeseen operating difficulties and expenditures, including:

*

increased expenses due to transaction and integration costs;

*

potential liabilities of the acquired businesses;

*

potential adverse tax and accounting effects of the acquisitions;

*

diversion of capital and other resources from our existing businesses;

*

diversion of our management’s attention during the acquisition process and any transition periods;

*

loss of key employees of the acquired businesses following the acquisition or inability of existing management to manage newly acquired businesses; and

*

inaccurate budgets and projected financial statements due to inaccurate valuation assessments of the acquired businesses.

Interruption or failure of our IP or IT systems could impair our ability to effectively and timely provide our services and products, which could damage our reputation and have an adverse impact on our operating results.

Our future success is significantly dependent on our ability to provide services and deliverables that consistently meet our customers’ needs. We may rely on contractors and their software applications, hardware and other information technology and communications systems for the development and provision of our services and deliverables to customers.

Our services, deliverables and products may be vulnerable to damage or interruption from earthquakes, hurricanes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events. Like all IT and IP based businesses, we are also vulnerable to hackers and destructive computer programs. The expertise of hackers is constantly evolving and no system is absolutely secure from hackers or malicious software programs.

We cannot predict the effect that rapid technological change may have on our business or industry.

The IP industry and IT industry are rapidly evolving, primarily due to technological developments. The rapid growth of technology prevents us from being able to accurately predict the overall effect that technological growth may have on our potential revenue and profitability. This requires us to either develop these capabilities by acquiring or developing our own intellectual property rights, which can result in substantial research and development costs and substantial capital expenditures for new equipment, or to purchase third-party licenses, which can result in significant expenditures. In the event we seek to obtain third-party licenses, we cannot guarantee that they will be available or, once obtained, will continue to be available on commercially reasonable terms, or at all. If we are unable to develop and effectively market new technologies that adequately or competitively address the needs of changes in our industry, it could have an adverse effect on our business and growth prospects. Further, we cannot predict the impact of the emphasis on mobile devices as the primary system for IP Business, but developing a viable, competitive mobile capability will be a key initiative for our IP Business.

Our revenue may be adversely affected if we fail to protect any essential proprietary rights or fail to enhance or develop new technology.

If we are unable to license third party technologies or develop our own proprietary technologies in response to the demands of the IP Business and IT Business, we may be unable to compete in those industries and we may fail. With our limited financial resources, we may be unable to attain or develop needed technologies required to be profitable to competitive.

We may enter into contracts to protect any licensed or developed technologies, but such agreements may be ineffective to protect technologies that are critical to our business.

In addition, we may be required to litigate in the future to enforce any technologies or any intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have an adverse effect on our business and/or our operating results. We do not have reserves for litigation and may be unable to afford to litigate, which could mean the loss of the value of any intellectual property rights.

Third-party technology licenses may not continue to be available to us in the future.

We also rely on certain technology that we license from third parties, including software. These third-party technology licenses may not in the future be available to us on commercially reasonable terms, or at all. The loss of any of these technology licenses could result in delays in performance of work until we identify, license and integrate equivalent technology, and we may not be able to identify, or license any such equivalent technology in a timely manner or at all. Any resulting delays in a performance could damage our reputation and result in a decrease in our revenues during the period of delay, either of which could materially adversely affect our business, operating results and/or financial condition.

We need additional and ongoing financing to fund our operations, which we may not be able to obtain on acceptable terms or at all. Additional capital raising efforts in future periods will be dilutive to our then current stockholders or result in increased interest expense and debt load in future periods.

We will need to raise additional and ongoing working capital to fund our plans to invest in current business development, sustain current operations or marketing initiatives and possible future acquisition of the operating assets. Our future capital requirements depend on a number of factors, including our ability to manage any growth of our businesses and our ability to control our expenses. Also, if we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders will probably experience significant dilution due to the “penny stock” status of the SINO Common Stock.

New securities issued by us may contain certain rights, preferences or privileges that are senior to those of our Common Stock or other securities. Such seniority may adversely impact the rights and any possible financial return for our holders of the SINO Common Stock.

We cannot assure investors that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all. If we do not raise capital as needed, we will be unable to operate our business or fully implement our business development and acquisition expansion strategy.

The inability to successfully manage the growth of our business may have an adverse effect on our operating results.

If we experience growth in the number of employees and the scope of our operations, then such growth will result in increased responsibilities for our management. If our management is unable to successfully manage expenses in a manner that allows us to both improve operations and at the same time pursue potential market opportunities, the growth of our business could be adversely impacted, which may, in turn, negatively affect our operating results or financial condition. In addition, we believe that a critical contributor to any success will be a creative culture. As we attempt to grow and alter our business to focus increasingly on the creation, production and marketing of services and products, and as we experience change in response to the requirements of being a public company, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our future success.

We may not be able to adequately finance the significant costs associated with the development of new product lines and new services.

Any technology business is subject to a demand to have the newest product and services to match changes in technology and customer purchasing habits. This technological cycle will require us to purchase new products and develop new services to match changes in the technologies used by our customers.

We could be required to expend substantial funds for and commit significant resources to the following:

•

training our personnel on new products and services;

•

purchasing new products for resell;

•

marketing and promotional costs for new products and services; and

•

our future operating results will depend to a significant extent on our ability to continue to provide new and competitive products that compare favorably on the basis of cost and performance with the design and manufacturing capabilities of competitive third-party technologies. We will need to sufficiently increase our net sales to offset these increased costs, the failure of which would negatively affect our operating results.

Changes in PRC, regional or global economic conditions could adversely affect our profitability.

A decline in PRC, regional or global economic conditions could lead to a decrease in customer discretionary spending, which in turn could adversely affect demand for our IP business and/or IT business. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in customers’ demand away from our services and products or make competitors’ services and products more attractive and more affordable. Such events could cause a decrease in the demand for our services and products, which would have an adverse effect on our profitability and operating results.

We are dependent on Hong Kong SAR and, to a lesser extent, PRC for our customers and revenues. We lack diversification into new geographical markets, which is a goal of our company, but we also believe there is sufficient business in Hong Kong SAR and PRC to support our short term business and financial goals and to support our foreseeable operating overhead.

A substantial amount of our sales revenue is derived from sales to a limited number of customers, and our business will suffer if sales to these customers decline.

We have derived a significant portion of our revenue from a limited number of customers. For the year ended December 31, 2014, our revenue was concentrated in our largest customer that accounted for approximately 49% of annual revenues. As of December 31, 2014, $84,165 or 29% of our accounts receivable, was due from our largest customer. We do not have long term contractual arrangements or regular negotiation with most of these customers. The loss of one or more of these customers could damage our business, financial condition and results of operations.

We face an inherent business risk of exposure to product or service liability claims that could have a material adverse effect on our operating results.

Because of the nature of our products and services, we face an inherent business risk of exposure to product or service related liability claims arising from the claimed failure of our products or services, whether proprietary or licensed, to perform as intended and the resulting damages or harm to customer’s computer, network, e-pay or information systems, including cybersecurity breach claims and end user privacy claim liabilities. We do not have insurance coverage for product and service liabilities, but we intend to obtain such insurance coverage upon integration of our IT and IP Business lines and receipt of sufficient funding or revenues from operations to afford such insurance coverage. The absence of product and service liability insurance could impose significant liabilities on our company and result in its failure.

The Company is or could become subject to laws and regulations worldwide, changes to which could increase the Company’s costs and individually or in the aggregate adversely affect the Company’s business.

The Company is or could become subject to general business and securities laws and regulations under the laws of PRC and U.S. These laws and other foreign laws and regulations could affect the Company’s activities including, but not limited to, in areas of labor, advertising, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, telecommunications, mobile communications and media, television, intellectual property ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, environmental, health and safety. The control of the Communist Party over the government of PRC and Hong Kong SAR injects potential risk exposure from sudden, unexpected changes in laws or regulations or trade regulations that are adverse to the Company as a U.S. domiciled company.

The audit report included in our Annual Report on Form 10-K was prepared by auditors who are not inspected by the Public Accounting Oversight Board (“PCAOB”) and as a result, our shareholders are deprived of the benefit of having PCAOB inspections.

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the “PCAOB”, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in Hong Kong SAR, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Hong Kong authorities, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside Hong Kong SAR have identified deficiencies in those firms' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections in Hong Kong SAR prevents the PCAOB from regularly evaluating our auditor's statements, audits and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in Hong Kong SAR makes it more difficult to evaluate the effectiveness of our auditor's quality control and audit procedures as compared to auditors outside of Hong Kong SAR that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

We may be exposed to risks relating to management’s conclusion that our disclosure controls and procedures and internal controls over financial reporting are ineffective.

We just established an Audit Committee to the Board of Directors (as of October 29, 2015). Prior to October 29, 2015, we did not have an independent audit committee and our Board of Directors may be unable to fulfill the functions of such a committee, which may compromise the management of our business. Our Board of Directors functions as our audit committee and is comprised of four directors, none of whom are considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Exchange Act. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company's processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Company Board of Directors from being independent in its judgments and decisions and its ability to pursue the committee's responsibilities, which could compromise the management of our business.

Risks Related to Our Common Stock

There currently is only a minimal public market for our Common Stock. Failure to develop or maintain a liquid public trading market could negatively affect the value of our Common Stock and make it difficult or impossible for stockholders to sell their shares. We may be deregistered by the SEC for being delinquent in SEC filings under the Exchange Act and deregistration would substantially undermine any liquidity or trading of our Common Stock in the U.S. There is a “Limited Information” warning on our Common Stock.

Our Common Stock has been quoted on the OTC Pink Sheets since March 18, 2013. Because we are quoted on the OTC Pink Sheets, SINO Common Stock is less liquid, receives less or no coverage by security analysts and news media, and generates lower prices than might otherwise be obtained if they were listed on a national securities exchange or NASDAQ. Since we are delinquent in our Exchange Act filings with the SEC, there is a “limited information” warning on our Common Stock by the OTC Markets Group. Further, since we are delinquent in Exchange Act reports with the SEC, the SEC may deregister us under Section 12(j) of the Exchange Act and such deregistration would substantially undermine or eliminate the liquidity and trading our Common Stock in the U.S. Deregistration could render our Common Stock worthless. While we are endeavoring to file all past due Exchange Act filings by November 2015, the failure to timely file creates the violation that allows the SEC to deregister our Common Stock under the Exchange Act. We have sent a letter, dated October 1, 2015, to the SEC that sets forth our schedule for filing past due Exchange Act filings. We received a deficiency letter for Exchange Act report filings from the SEC, dated October 29, 2013, but we have not received any further SEC communication on late Exchange Act filings.

Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our Common Stock listed.

The market price for our Common Stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history in the IP Business and lack of sustained profits which could lead to wide fluctuations in our share price.

The market for our Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our Common Stock are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our Common Stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operations and lack of sustained profits to date, and uncertainty of future market acceptance for our existing and potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

The application of the “penny stock” rules could adversely affect the market price of our Common Stock and increase your transaction costs to sell those shares.

The SEC has adopted Rule 3a51-1 (17 CFR §240.3a51-1) under the Exchange Act, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 of Exchange Act requires:

*

that a broker or dealer approve a person’s account for transactions in penny stocks, and

*

the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

*

obtain financial information and investment experience objectives of the person, and

*

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

*

sets forth the basis on which the broker or dealer made the suitability determination, and

*

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Brokers may also have internal rules against handling “penny stock” in general.

We are delinquent in our SEC filings under the Exchange Act and as such there is not adequate information available for investors to make prudent investment decisions about our Common Stock or to evaluate our business lines.

While we intend to become current in all Exchange Act filing obligations in November 2015, we are not current in those filings and such delinquency means there is inadequate information for investors to evaluate an investment in our common stock or to evaluate our business and its prospects.

We may have our Common Stock deregistered by the SEC under Section 12(j) of the Exchange Act at any time, which would mean further decline in liquidity in respect of our Common Stock and further lack of adequate public information about our Common Stock. Deregistration would effectively undermine the liquidity and trading of our Common Stock and render such shares worthless absent renewed trading of such shares.

Our Common Stock is not currently Rule 144 eligible since we are delinquent in our SEC Filings. Even if our Common Stock was Rule 144 eligible, the application of Rule 144 creates some investment risk to potential investors; for example, existing shareholders may be able to rely on Rule 144 to sell some of their holdings, driving down the price of the shares you purchased.

We are not currently current in our Exchange Act filings with the SEC and, as such, SINO Common Stock is not eligible for resale under Rule 144 of the Securities Act.

Even if our Common Stock was Rule 144 eligible, the SEC adopted amendments to Rule 144 which became effective on February 15, 2008, that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our Common Stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information under the Exchange Act and its rules at the time of sale.

Persons who have beneficially owned restricted shares of our Common Stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

*

1% of the total number of securities of the same class then outstanding; or

*

the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale; provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information for our Company and notice provisions of Rule 144.

A limited number of our shareholders own a large percentage of our Common Stock, which will allow them to exercise significant influence over matters subject to shareholder approval.

Our executive officers, directors and their affiliated entities will beneficially own or control approximately 53.8% of the outstanding shares of our Common Stock. Accordingly, these executive officers, directors and their affiliated entities, acting as a group, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, dissolution, or any other significant corporate transaction. These shareholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other shareholders. This significant concentration of Common Stock ownership may adversely affect the trading price of our Common Stock due to investors’ perception that conflicts of interest may exist or arise.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

The Company is delinquent in its filings obligations under the Exchange Act. The Company delivered a letter, dated October 1, 2015, to the Commission on October 3, 2015, setting forth a schedule to file all past due Exchange Act filings. The filing of late Exchange Act reports does not prevent the SEC from deregistering the Common Stock due to the initial failure to timely file such reports. The Company has not received any deregistration notice from the SEC as of the date of this Annual Report of Form 10-K. The SEC did send a letter notice, dated October 29, 2013, to the Company about late Exchange Act filings, but the Company has not received any further notices from the SEC since that letter.

ITEM 2. PROPERTIES.

We own no real property. Our company and subsidiary operations leases the following office spaces:

1)

7/F, Darton Tower, 142 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong

2)

Unit G, 18/F, Legend Tower, 7 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong (Terminated in April 2015)

3)

Room 02, 41/F, Zhujiang International Building, No.112 Yuehua Road, Guangzhou, China 510030

4)

Room 705, 7/F, Cai Wu Wei Jing Long Building, No. 139 Hong Bao Road , Shen Zhen, China 518001

5)

Unit A, 21/F, Tower B, Honglong Century Plaza, No. 4002, Shennan East Road, Luohu District, Shenzhen 518001 (Terminated in July 2014)

6)

Room 1109, Simike Building, No. 800 Shangcheng Road, Pudong New District, Shanghai, China 200122

7)

Room C, 21/F, 29 Xiang Cheng Road, Shanghai, China 200122 (Terminated in September 2015)

8)

Room MIT West Wing, GC Tower, No. 577 Pudian Road, Shanghai, China, 200122 (Terminated in September 2015)

9)

Room 1107, 2/F, No. 15 West Majiapu Road, Fengtai District, Beijing, China 100068

10)

Room 202, Unit 11, Building, No. 53 Jiaomen West Road, Fengtai District, Beijing, China 100068 (Terminated in June 2015)

We believe that the above space is sufficient for our current operations. We paid $143,779 in aggregate lease payments in fiscal year 2014 for the above spaces.

ITEM 3. LEGAL PROCEEDINGS

Except as disclosed in this Annual Report on Form 10-K, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the OTC Bulletin Board since October 29, 2008, and was originally traded under the symbol “CHIJ.OB.”. On December 17, 2008, our common stock began trading under our current symbol of “SNPY.OB.”. The CUSIP number for our common stock is 829348200. Because we are quoted on the OTC Bulletin Board, or the QB or QX tiers of the OTC Markets Group system, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as quoted on the OTC Pink Tier. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Fiscal Quarter
1st Quarter (January 1, 2015 to March 31, 2015)	$0.195	$0.130
2nd Quarter (April 1, 2015 to June 30, 2015)	$0.144	$0.030
3rd Quarter (July 1, 2015 to September 30, 2015)	$0.060	$0.050
Fiscal Quarter
1st Quarter (January 1, 2014 to March 31, 2014)	$0.210	$0.135
2nd Quarter (April 1, 2014 to June 30, 2014)	$0.205	$0.145
3rd Quarter (July 1, 2014 to September 30, 2014)	$0.200	$0.130
4th Quarter (October 1, 2014 to December 31, 2014)	$0.200	$0.100
Fiscal Period
Transition period (September 1, 2013 to December 31, 2013)	$0.25	$0.075
Fiscal Quarter
1st Quarter (September 1, 2012 to November 30, 2012)	$0.03	$0.011
2nd Quarter (December 1, 2012 to February 28, 2013)	$0.036	$0.013
3rd Quarter (March 1, 2012 to May 31, 2013)	$0.18	$0.014
4th Quarter (June 1, 2013 to August 31, 2013)	$0.148	$0.04

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

As of December 31, 2014, there were approximately 89 stockholders of record of our Common Stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Dividend Policy

While we have declared and paid dividends in the past, and we intend to do so in the future, our financial condition may require us to retain future earnings for overhead and business development costs. As such, investors should not invest in our Common Stock on the assumption that it will pay a regular or periodic dividend.

Our Board of Directors has complete discretion on whether to pay dividends, subject to legal requirements and possible shareholder consent. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have a current equity compensation plans.

Recent Sales of Unregistered Securities

During December 2014, SINO completed a private placement with 8 accredited investors pursuant to which we issued 136,382 common shares in settlement of $13,500 in liabilities and sold 253,618 common shares, at price of $0.15 per share, or approximately $45,000.00 in the aggregate. The issuance of these securities was exempt from registration under Regulation S and Section 4(a)(2) of the Securities Act.

In April 2015, SINO completed a private placement with 2 accredited investors pursuant to which we sold 2,699,200 common shares, at price of $0.19 per share, or approximately $512,848.00 in the aggregate. A 3% of the consideration received was paid as agency commission to the introducing agents for the introduction of the investors. The issuance of these securities was exempt from registration under Regulation S and Section 4(a)(2) of the Securities Act.

The recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to or for sales in connection with any distribution thereof and appropriate legends were affixed to the share certificates as “Restricted Stock” under Rule 144 of the Securities Act.

Purchases of Equity Securities

No repurchases of our Common Stock were made during the fiscal year 2014.

ITEM 6. FINANCIAL DATA.

Not Applicable. The Company, as a “smaller reporting company” (as defined by §229.10(f) (1)), is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview of our Business

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

Results of Operations

Year Ended December 31, 2014 compared to the year ended December 31, 2013

The following table summarizes the results of our operations during the years ended December 31, 2014 and 2013 and provides information regarding the dollar and percentage increase or (decrease) from the 2013 year to the 2014 year.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2014 and 2013

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	2014	2013	Change
	US$	US$	US$	%

NET REVENUES
Service income	3,588,387	-	3,588,387	n/a
COST OF SERVICES
Cost of service income	(2,291,742)	-	(2,291,742)	n/a
GROSS PROFIT	1,296,645	-	1,296,645	n/a
Operating expenses:
General and administrative expenses	(909,079)	(119,683)	(789,396)	659.6
Foreign exchange loss	(7,815)	(1,694)	(6,121)	361.3
INCOME (LOSS) FROM OPERATIONS	379,751	(121,377)	501,218	(412.9)
OTHER INCOME (EXPENSES)	220,171	(87,237)	307,408	(352.4)
INCOME BEFORE PROVISION FOR INCOME TAXES	599,922	(208,614)	808,536	(318.6)
INCOME TAXES	(143,977)	-	(143,977)	n/a
NET INCOME (LOSS)	455,945	(208,614)	664,559	(318.6)

Net revenues. Net revenues were $3,588,387 for the year ended December 31, 2014, as compared to $0 for the year ended December 31, 2013, an increase of $3,588,387. This increase was primarily attributable to the recapitalization of the Company. Our revenue from i) systems maintenance and ii) systems development and integration were $3,480,542 and $107,845 for the year ended December 31, 2014.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff and overhead. Our cost of services increased to $2,291,742 or 63.9% of net revenues, for the year ended December 31, 2014, as compared to $0 for the year ended December 31, 2013, an increase of $2,291,742. The increase in cost of services was mainly attributable to the recapitalization of the Company, and lead to the increase in our cost of technical staff and overhead.

Gross profit. Gross profit for the year ended December 31, 2014 was $1,296,645, or 36.1% of net revenues, as compared to $0 for the year ended December 31, 2013. Our change of gross profit was largely due to the increase in net revenues, offset by the increase in cost of labor and overhead in 2014, as compared with 2013.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $909,079, or 25.3% of net revenues, for the year ended December 31, 2014, as compared to $119,683, for the year ended December 31, 2013, an increase of $789,396, or 659.6%. The primary reason for the increase was attributable to an increase in staff cost and professional expenses incurred in relation to our recapitalization.

Income (loss) from operations. As a result of the above, our income from operations totaled $379,751 for the year ended December 31, 2014, as compared to loss from operations $121,377 for year ended December 31, 2013, a change of $501,128, or 412.9%.

Income taxes.

The Company is subject to United States federal income tax at a tax rate of 34% on any revenues subject to U.S. taxation. No provision for income taxes in the United States has been made as the Company had no U.S. source income taxable in the United States for the year ended December 31, 2014 and 2013.

VEI CHN, VEI HKG and KDSL were formed in Hong Kong and subject to Hong Kong income tax at a tax rate of 16.5% for the year ended December 31, 2014. Our VEI SHG was formed in China and subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing regulations, both of which became effective on January 1, 2008. VEI SHG subject to an income tax rate of 25% for the year ended December 31, 2014.

Income taxes expense increased to $143,977, or 4% of net revenues, for the year ended December 31, 2014, as compared to $0, for the year ended December 31, 2013. The increase was primarily attributable the increase in net revenue and taxable income as the consequences of the recapitalization of the Company for the year ended December 31, 2014.

Net income (loss). As a result of the foregoing, we had a net income of $ 455,945 for the year ended December 31, 2014, compared to net loss $208,614 for the year ended December 31, 2013, as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $101,723. The following table provides detailed information about our net cash flow for all financial years presented in this report.

Cash Flows

(All amounts in thousands of U.S. dollars)

	Year Ended
	December 31,
	2014	2013
	US$	US$
Net cash used in operating activities	(8,443)	-
Net cash used in investing activities	(167,172)	-
Net cash provided by financing activities	210,583	-
Effect of exchange rate changes on cash and cash equivalents	66,755	-
Net increase in cash and cash equivalents	101,723	-
Cash and cash equivalents at the beginning of year	-	-
Cash and cash equivalents at the end of year	101,723	-

Operating Activities

Net cash used in operating activities was $8,443 for the year ended December 31, 2014, which was an increase of $8,443 from $0 for the year ended December 31, 2013. The increase in net cash used in operating activities was primarily attributable to the recapitalization of the Company, which mainly including the following:

1)

$607,616 and $1,666,635 increase in accounts receivable and amounts due from related parties in operating activities respectively; offset by

2)

Net income of $455,945 for the year ended December 31, 2014; and

3)

$392,724 and $1,286,435 increase in amounts due to related parties and other payables and accrued liabilities in operating activities respectively.

Investing Activities

Net cash used in investing activities increased to $167,172 in the year ended December 31, 2014, which was an increase of $167,172 from $0 for the year ended December 31, 2013. The increase in net cash used in investing activities was attributable to the purchase of plant and equipment by $167,172 for the year ended December 31, 2014.

Financing Activities

Net cash provided by financing activities was $210,583 in the year ended December 31, 2014, which was an increase of $210,583 from $0 for the year ended December 31, 2013. The increase was attributable to the issue of share capitals and net decrease in subscription receivable for the year ended December 31, 2014 amounts to $18,900 and $191,683, respectively.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years.

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

Basis of presentation and principle of consolidation

The consolidated financial statements include all of the assets, liabilities, revenues, expenses and cash flows of entities in which the Company has a controlling interest (“subsidiaries”). Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) (i.e. SNPY) but as a continuation of the financial statements of the legal subsidiary (accounting acquirer) (i.e VEI CHN), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).

The consolidated financial statements include the accounts of SINO PAYMENTS INC., and the following subsidiaries:

1.

Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on November 16, 2001;

2.

Value Exchange Int’l (Shanghai) Limited, a wholly-owned subsidiary of the Company incorporated in Shanghai as a private company on September 2 , 2008;

3.

Value Exchange Int’l (Hong Kong) Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on August 25, 2003 and acquired by VEI CHN on September 25, 2008;

4.

Ke Dao Solutions Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on May 14, 2013.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2014:

	Place of incorporation	Ownership percentage
		2014	2013
Sino Payments, Inc.	USA	Parent Company	N/A
Value Exchange Int’l (China) Limited	Hong Kong	100%	N/A
Value Exchange Int’l (Shanghai) Limited	PRC	100%	N/A
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	N/A
Ke Dao Solutions Limited	Hong Kong	100%	N/A

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

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2014 and 2013, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2014 and 2013.

	2014	2013
	US$	US$
NET REVENUES
Service income
– systems development and integration	107,845	-
– systems maintenance	3,480,542	-
	3,588,387	-

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

Under the accounting standard regarding accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.

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

Year ended	December 31, 2014	December 31, 2013
RMB : USD exchange rate	6.2505	N/A
Average period ended
RMB : USD exchange rate	6.1956	N/A

Year ended	December 31, 2014	December 31, 2013
HKD : USD exchange rate	7.800	N/A
Average period ended
HKD : USD exchange rate	7.800	N/A

Recent Accounting Pronouncements

See Note 2, "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption, or expected adoption and effects of our consolidated financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company, as a “smaller reporting company” (as defined by §229.10(f) (1)), is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2014 and 2013 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Subsequent Events: On June 25, 2015, the Board of Directors of the Company approved a resolution to appoint AWC (CPA) Ltd. (“AWC”), 7th Floor, Nan Dao Commercial Building, 359-361 Queen’s Road Central, Sheung Wan, Hong Kong SAR, to replace its current certifying public auditor, Sadler, Gibb & Associates, LLC (“SGA”) of Salt Lake City, Utah. The engagement of AWC was consummated by June 30, 2015. The Board decided to change certifying public auditor because SGA advised the Board that SGA did not wish to handle future audit work for Hong Kong SAR-based operations due to the cost and resource demands.

AWC has provided the Company with the required independent letter under Rule 3526 of Public Company Accounting Oversight Board rules.

SGA’s report on the financial statements for the transitional period of September 1, 2013 through December 31, 2013 and for the fiscal year ended August 31, 2013, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern.

During the years ended December 31, 2013, August 31, 2013 and 2012 and through June 25, 2015, (i) there were no disagreements with SGA on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of SGA, would have caused SGA to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2014, our internal control over financial reporting is not effective based on those criteria due to the following:

•

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

•

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

•

There was a lack of controls over the control environment in that the Board of Directors was comprised of three members who were officers of the Company. While the Company has added independent directors, and the Company Board of Directors established an Audit Committee on October 29, 2015, the Company is still endeavoring to establish adequate and full internal controls and corporate governance programs to ensure compliance with all corporate and financial requirements. There was no Audit Committee to the Company Board of Directors in the year covered by this Report on Form 10-K and no independent directors.

The Company is late in filing all required reports under the Exchange Act. The Company is endeavoring to file all late Exchange Act reports by November 2015.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

•

Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year. On October 29, 2015, the Board of Directors established an Audit Committee to the Board of Directors.

•

We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be in an Annual Report on Form 10-K during the year covered by this Annual Report on Form 10-K, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our current executive officers, directors and significant employees and their ages and titles as of December 31, 2014.

Name	Age	Position with the Company	Director Since
Matthew Mecke	46	Director	11/ 21/08
Raymond Lee (1)	58	Director	05/04/11
Kenneth Tan	51	Chief Executive Officer, President and Director	08/26/13
Bella Tsang (2)	50	Secretary, Treasurer, Principal financial officer and Director	08/26/13
Alex Chan (3)	59	Director, Treasurer and Chief Financial Officer	08/26/13
Johan Pehrson	57	Director	07/07/14
Edmund Yeung	44	Director	06/25/15

Footnote:

(1)

On April 10, 2015, Raymond Lee resigned as a member of the SINO’s Board.

(2)

On August 26, 2013, Bella Tsang was appointed as a Secretary and Director of the Company; and on June 25, 2015, she was appointed as a Treasurer and principal financial officer of the Company.

(3)

On June 25, 2015, Alex Chan resigned as Chief Financial Officer, Treasurer of the Company, and a member of the SINO’s Board.

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Matthew Mecke. Prior to his appointment as Chairman and Chief Executive Officer of SINO, Matthew Mecke was a member of the board of directors of Sino Fibre Communications, Inc. (OTCBB: SFBE) based in China and Hong Kong starting in January 2006. Mr. Mecke also served as president, principal executive officer of Sino Fibre Communications from January 2006 to October 2007 and as chairman of board of directors from January 2006 to December 2007. From October 2003 to January 2006, Mr. Mecke was a founder, vice chairman, president, and Chief Executive Officer of Asia Payment Systems (OTCBB: APYM). From October 1998 to July 1999, Mr. Mecke was a co-founder and served as Senior Vice President, Systems and Product Development for First Ecom.com (NASD: FECC), an international e-commerce payment gateway pioneer based in Hong Kong which linked e-commerce merchants with offshore back-end transaction processing systems. From April 1994 to July 1998, Mr. Mecke was an employee of First Data Corp. (formerly NYSE: FDC) in the United States and Hong Kong. Mr. Mecke was responsible for middle management of retail card system operations. In the late 1990’s, Mr. Mecke was a management executive of First Data Asia in Hong Kong, where his responsibilities included strategic planning, new business development, e-commerce applications and pricing. On August 26, 2013, Mr. Mecke resigned his position as Chief Executive Officer and President of the Company, which resignation did not involve any dispute with the Company. He remains a Director of the Company.

Kenneth Tan. Prior to his appointment as Chief Executive Officer and President of SINO, Mr. Tan was the President, Sales for Value Exchange International Limited (“VEI”), a related company of VEI CHN, and was responsible to sales for the Asia Pacific region. Before taking up the appointment in VEI, Mr. Tan was the Vice President, Sales of PCCW Solutions since 2003. He has more than 25 years of experience in the IT industries and had held key sales management positions in IBM, Oracle and EDS. He holds a Bachelor of Science degree in Electrical and Electronics Engineering from the University of Hong Kong.

Bella Tsang. Prior to her appointment as Secretary and Director of SINO, Ms. Tsang had been working as Marketing Manager of VEI HKG since 2003 and was responsible for marketing of its solutions to various retailers in the Greater China and the Asia Pacific markets. Ms. Tsang holds a Diploma of Marketing from the Institute of Marketing. She was responsible for organizing training to all level of professional staff in Ernst & Whinney (now Ernst & Young, an international accountancy, auditing and consulting firm) in 1987.

Johan Pehrson. Johan Pehrson is one of the two founders of ER-Konsult, a business consultancy firm since 1999 in Sweden. Mr. Pehrson graduated at the University of Umea (Sweden) with a degree in Business Marketing. He has performed more than 1,000 workshops to various organizations to facilitate the development of management, markets and sales. On July 7, 2014, Johan Pehrson was appointed as a member of the SINO Board of Directors.

Edmund Yeung. For the past ten years, Mr. Yeung has been a Managing Director for Whole Glory Investments Ltd., a property investment company. Previously, he also served as the executive director of Combined Chemicals Co., an adhesive product manufacturer, for 15 years. On June 25 2015, Edmund Yeung was appointed as a member of the SINO Board of Directors.

Mr. Kenneth Tan, Mr. Alex Chan and Ms. Bella Tsang are also directors of VEI CHN since 23 May 2013. These three Directors were appointed by SINO in accordance with the terms in the Share Exchange but were not involved in day-to-day operations or management decision of SINO before January 1, 2014. As such, despite these three common Directors of SINO and VEI CHN, both companies were not deemed to be under common control prior to the Share Exchange.

The SINO Board of Directors had no nominating, audit or compensation committee in fiscal year 2014. The SINO Board of Directors established an Audit Committee on October 29, 2015 and appointed the following as the Audit Committee’s initial members: Matthew Mecke, Johan Pehrson and Edmund Yeung. SINO will explore formation of such other committees in fiscal year 2015 and anticipates creation of an audit committee in late fiscal year 2015 or early fiscal year 2016.

Profile of Former Directors who Served in 2014

Raymond Lee. Raymond Lee is an accomplished business consultant and operations manager with over fifteen years of corporate experience managing various business sectors including sales, marketing, and operations; developing corporate infrastructure; implementing systems integration; creating strategic business alliances; and integrating solutions to meet customer demands. Since 2008, Mr. Lee has been responsible for managing outsourcing, consulting and systems integration as Managing Director of Atos Origin (Hong Kong). Prior to joining Atos, Mr. Lee served as Vice President of Consulting at BEA Systems from November 2007 to June 2008, where he successfully managed sixty employees in Sales and Services. From August 2004 to October 2007, Mr. Lee worked for Unisys as Vice President & General Manager of Systems and Technology, managing eighty employees in sales and marketing and leading the company’s technology and infrastructure division. Mr. Lee gained additional management experience from July 1999 to December 2003 as Vice President of Sales and Marketing for SRS Labs and Advance Micro Devices. During the 1990’s, Mr. Lee held various senior management positions with major information technology companies and high technology vendors in Asia Pacific. On April 10, 2015, Mr. Lee resigned as a member of the SINO Board of Directors. Mr. Lee’s resignation was not as a result of any disagreement with the Company’s operations, policies or practices.

Alex Chan. Alex Chan graduated at Hong Kong Polytechnic University (formerly known as Hong Kong Polytechnic) in 1981. He has become a Fellow Member of the Association of Chartered Certified Accountants in UK since 1987. He was a Fellow Member of the Hong Kong Institute of Certified Public Accountants in 1996 and a Member of Certified General Accountants of B.C., Canada in 2000. Mr. Chan has more than 30 years of experience in corporate finance and accounting management. He worked for Price Waterhouse Hong Kong as an audit assurance consultant during 1977 to 1982. In April 2005, Mr. Chan co-founded AdMediatech Holdings Ltd. in Hong Kong. He took up the position of Finance Director of the company until it was closed down in 2009. During January 2010 to July 2012, he worked as a Finance and Human Resources Consultant for a Consultancy firm. In August 2012, he joined the TAP Group as Management Consultant and in April 2013, he was appointed the Chief Financial Officer of the Group. On June 25, 2015, Mr. Chan resigned as a member of the SINO Board of Directors. Mr. Chan’s resignation was not as a result of any disagreement with the Company’s operations, policies or practices.

Family Relationships

There are no family relationships between any of our directors and our executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Stockholder Communication with the Board of Directors

Stockholders may communicate with the Board of Directors of SINO by sending a letter to our Board of Directors, c/o Corporate Secretary, 7/F., Darton Tower, 142 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong (for submission to the board or committee or to any specific director to whom the correspondence is directed.) Stockholders communicating through this means should include with the correspondence evidence, such as documentation from a brokerage firm, that the sender is a current record or beneficial stockholder of the Company. All communications received as set forth above will be opened by the Corporate Secretary or his designee for the sole purpose of determining whether the contents contain a message to one or more of our directors.

Any contents that are not advertising materials, promotions of a product or service, patently offensive materials or matters deemed, using reasonable judgment, inappropriate for the Board of Directors will be forwarded promptly to the chairman of the Board, the appropriate committee or the specific director, as applicable.

Audit Committee and Audit Committee Financial Expert

The Company did not have an audit committee or an audit committee financial expert in fiscal year 2014 (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. We created an Audit Committee on October 29, 2015. With respect to fiscal year 2014, all of then current members of the Board of Directors lacked sufficient financial expertise or independence for overseeing financial reporting responsibilities. The Company has not yet determined whether any appointed members of the Audit Committee are a financial expert. The Company is exploring and will explore the recruitment of qualified independent directors to serve as members of and qualified to serve as members of an Audit Committee if none of the current appointees prove to be a financial expert.

As formed, the Audit Committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The Audit Committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a written code of ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, or persons performing similar functions, a copy of which is attached as Exhibit 14 to the Quarterly Report on Form 10-Q as filed with the SEC on July 20, 2009.

 Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership, which is done on Form 3, Form 4 and Form 5. The same persons are required to furnish us with copies of all these Section 16(a) forms they file.

Except as set forth below in this paragraph, and except as disclosed in our previous reports filed with the SEC, we believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2014 and 2015 year to date. Based on information provided to us by our directors, officers and beneficial owners of more than 10% of the issued and outstanding shares of Common Stock, the following transactions were not timely reported under Section 16(a): (1) Director and Treasurer Bella Tsang Po Yee: (a) 870,540 shares disposed on July 15, 2014; (b) 2,950,000 shares disposed on November 14, 2014; (c) 127,618 shares acquired on December 30, 2014; (d) 1,672,558 shares disposed January 16, 2015; (e) 500,000 shares disposed on May 18, 2015; (f) 497,369 shares acquired on May 18, 2015; and (g) 500,000 shares acquired October 8, 2015. (2) Director Tan Seng Wee: 1,639,225 shares acquired on January 16, 2015; (3) Director Edmund Yeung Chun Wing did not timely file a Form 3 in 2015 when he was appointed to the Company Board; (4) Director Matthew Mecke filed a Form 4 on January 23, 2015 for a sale of shares on December 14, 2014; and (5) Director John Pehrson filed a Form 4 on February 17, 2015 for an acquisition of shares on January 12, 2015. In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended, December 31, 2014, 2013 and 2012. No other executive officer received compensation greater than $100,000 during any fiscal year.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matthew Mecke (1)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Kenneth Tan (2)	2014	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000
	2013	115,385	-0-	-0-	-0-	-0-	-0-	-0-	115,385
	2012	2,564	-0-	-0-	-0-	-0-	-0-	-0-	2,564

Alex Chan (3)	2014	61,090	-0-	-0-	-0-	-0-	-0-	-0-	61,090
	2013	47,308	-0-	-0-	-0-	-0-	-0-	-0-	47,308
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Bella Tsang (4)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Footnotes:

•

Mr. Mecke, former Chief Executive Officer, Chief Financial Officer, President and a Director of the Company, and as of August 26, 2013, a Director only.

•

Mr. Kenneth Tan was appointed as Chief Executive Officer and a Director of the Company as of August 26, 2013.

•

Mr. Alex Chan was appointed as Chief Financial Officer and a Director of the Company as of August 26, 2013.

•

Ms. Bella Tsang was appointed as Secretary and Director of the Company as of August 26, 2013, and was appointed as Treasurer and principal financial officer of the Company as of June 25, 2015.

There are no other compensatory plans or arrangements in use except as disclosed, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or non-exercisable options, as of the years ended December 31, 2014.

Long-Term Incentive Plans

There are no arrangements or plans currently used and in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Director Compensation

None of the directors received compensation for director services during the fiscal year ending December 31, 2014.

Pension Benefits

No named executive officers received or held pension benefits and the Company does not maintain a pension benefit plan during the fiscal year ended December 31, 2014.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of the fiscal year ended December 31, 2014 (i) by each of our directors; (ii) by each of our named executive officers; (iii) by all of our executive officers and directors as a group; and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of December 31, 2014, there were 26,956,930 shares of our common stock outstanding:

		December 31, 2014
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Matthew Mecke (3) Unit T25, GF Bangkok Bank Building 18 Bonham Strand West Sheung Wan, Hong Kong	Common	0	-
Raymond Lee (4) House 22, Capri Villa 136 Yuen Kong Sun Tsuen Pat Heung, N.T. Hong Kong	Common	0	-
Kenneth Tan (5) Block A1 35h Fl The Beverly Hills 6 Broadwood Hong Kong	Common	1,424,500	5.28%
Bella Tsang (6) 7/F., Darton Tower 142 Wai Yip St Kwun Tong, Kowloon Hong Kong	Common	8,473,745	31.43%
Alex Chan (7) 7/F., Darton Tower 142 Wai Yip St Kwun Tong, Kowloon Hong Kong	Common	0	-
Johan Pehrson (8) 3 Westerbergs Gata Halmstad, Sweden 30226	Common	25,000	0.09%
Edmund Yeung (9) Flat C, 7/F Phase I Kingsford Ind. Bldg 26-32 Kwai Hei St Kwai Chun, N.T. Hong Kong	Common	0	-
All Officers and Directors as a Group	Common	9,923,245	36.81%

Other Beneficial Owners
CEDE & Co PO Box 20 Bowling Green Station, New York, NY, 10004 USA	Common	7,039,155	26.11%

•

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

•

Based on 26,956,930 issued and outstanding shares of SINO Common Stock as of December 31, 2014.

•

Matthew Mecke is a Director of the Company. His beneficial ownership includes 0 common shares as of December 31, 2014.

•

Raymond Lee was a Director of the Company and resigned on April 10, 2015. His beneficial ownership includes 0 common shares as of December 31, 2014.

•

Kenneth Tan is the Company's Chief Executive Officer, President and a Director. His beneficial ownership includes 1,424,500 common shares as of December 31, 2014.

•

Bella Tsang is the Company's Secretary, Treasurer, Principal financial officer and a Director of the Company. Her beneficial ownership includes 8,473,745 common shares as of December 31, 2014.

•

Alex Chan was the Company's Treasurer, Chief Financial Officer and a Director of the Company, and resigned on June 25, 2015. His beneficial ownership includes 0 common shares as of December 31, 2014.

•

Johan Pehrson is a Director of the Company appointed on July 7, 2014. His beneficial ownership includes 25,000 common shares as of December 31, 2014.

•

Edmund Yeung is a Director of the Company appointed on June 25, 2015. His beneficial ownership includes 0 common shares as of December 31, 2014.

Changes in Control

Other than the Share Exchange, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company. The Company has elected not to be governed by the control share provisions or interested shareholder provisions of the laws of State of Nevada, specifically in Nevada Revised Statutes 78.378 to 78.3793, inclusive, and 78.411 to 78.444, inclusive.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Our executive officers, directors and their affiliated entities will beneficially own or control approximately 53.8% of the outstanding shares of our Common Stock. Accordingly, these executive officers, directors and their affiliated entities, acting as a group, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, dissolution, or any other significant corporate transaction. Except as set forth in the footnotes of the attached financial statements, and except for the Share Exchange, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

As we increase the size of our Board of Directors to include additional independent directors, we expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

•

the risks, costs and benefits to us;

•

the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•

the terms of the transaction;

•

the availability of other sources for comparable services or products; and

•

the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to excuse himself from deliberations and approval of the transaction in which the interested director is involved.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). Mr. Matthew Mecke, Mr. Johan Pehrson and Mr. Edmund Yeung are deemed independent directors (as defined under in NASDAQ Rule 5605(a)(2)) by the Company. Prior to Mr. Raymond Lee resignation in April 2015, he was deemed an independent director.

Additional Information About SINO

SEC Reports and Additional Information about the Company

SINO is subject to the informational and reporting requirements of the Exchange Act and, in accordance with this law, files annual, quarterly and current reports, proxy statements and other information with the SEC. One can read and copy the SINO’s SEC filings, including its financial statements, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site known as “EDGAR” and that contains our SEC reports, proxy and information statements, and other information at www.sec.gov. The Company is delinquent in filing certain Exchange Act reports on Form 10-Q and Form 10-K. The Company is endeavoring to file these Exchange Act reports in October and November 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Audit Fees	$58,000	12,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$58,000	12,500

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by AWC (CPA) Ltd. for our financial statements as of and for the year ended December 31, 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

Exhibit Number	Exhibit Title
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

__________________________

*	Filed herewith

**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013; (iii) Consolidated Statements of Changes in Shareholders’ Equity as of and for the years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SINO PAYMENTS, INC.

Dated: November 3, 2015

/s/ Kenneth Tan

By: Kenneth Tan

Its: President, CEO

(Principal executive officer)

/s/ Bella Tsang

By: Bella Tsang

Its: Secretary, Treasurer, Principal financial officer

(Principal financial and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Tan	President, Chief Executive Officer, and Director (Principal Executive Officer)	November 3, 2015

/s/ Bella Tsang	Secretary, Treasurer, Principal financial officer and Director (Principal financial and accounting officer)	November 3, 2015

/s/ Matthew Mecke	Director	November 3, 2015

/s/ Johan Pehrson	Director	November 3, 2015

/s/ Edmund Yeung	Director	November 3, 2015

SINO PAYMENTS, INC.

FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SINO PAYMENTS INC.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Sino Payments, Inc. as of December 31, 2014, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. Our procedures in connection with that engagement did not disclose any events or transactions subsequent to December 31, 2013 that, in our opinion, would have a material effect upon the financial statements, or that would require disclosure in the notes to the financial statements of Sino Payments, Inc. Sino Payments, Inc. for the year then ended.

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of the Company and subsidiaries as of December 31, 2014 and the consolidated results of their operations and cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ AWC (CPA) Limited

AWC (CPA) Limited

Hong Kong, China

November 3, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sino Payments, Inc.

We have audited the accompanying balance sheets of Sino Payments, Inc. (the Company) as of December 31, 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Sino Payments, Inc. as of December 31, 2013, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 19, 2015

SINO PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS	US$	US$
CURRENT ASSETS
Cash	101,723	-
Accounts receivable, less allowance for doubtful accounts	607,616	-
Amounts due from related parties	1,666,635	-
Other receivables and prepayments	66,228	-
Deferred tax assets	34,877	-
Total current assets	2,477,079	-

NON-CURRENT ASSETS
Plant and equipment, net	114,353	-

Total assets	2,591,432	-

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	147,364	98,786
Other payables and accrued liabilities	1,286,435	-
Deferred income	157,074	-
Line of credit – related party	-	33,338
Amounts due to related parties	397,600	4,876
Total current liabilities	1,988,473	137,000

NON-CURRENT LIABILITIES
Deferred tax liabilities	6,676	-

Total liabilities	1,995,149	137,000

Commitment and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 26,956,930 and 14,566,930 shares issued and outstanding, respectively	270	146
Additional paid-in capital	177,769	1,483,476
Subscription receivable	(19,143)	(210,826)
Retained earnings/(accumulated deficit)	457,811	(1,409,796)
Accumulated other comprehensive loss	(20,424)	-
Total shareholders’ equity	596,283	(137,000)

Total liabilities and shareholders’ equity	2,591,432	-

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
	US$	US$

NET REVENUES
Service income	3,588,387	-

COST OF SERVICES
Cost of service income	(2,291,742)	-
GROSS PROFIT	1,296,645	-

OPERATING EXPENSES:
General and administrative expenses	909,079	119,683
Foreign exchange loss	7,815	1,694
TOTAL OPERATING EXPENSES	(916,894)	(121,377)

OTHER INCOME (EXPENSES):
Interest income	171	-
Interest expense	(488)	(3,830)
Loss on settlement of debt	-	(120,097)
Gain on forgiveness of accounts payable	35,971	36,690
VAT refund	40,443	-
Management fee income	131,821	-
Others	12,253	-
Total other income/(expenses), net	220,171	(87,237)

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	599,922	(208,614)

INCOME TAXES	(143,977)	-
NET INCOME/(LOSS)	455,945	(208,614)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(20,424)	-

COMPREHENSIVE INCOME/(LOSS)	435,521	(208,614)

Net loss per share, basic and diluted	0.02	(0.02)

Weighted average number of shares outstanding	26,569,067	12,690,431

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common stock		Additional paid-in capital	Subscriptions Receivable	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total
	Share	Amount

January 1, 2013	12,000,030	120	1,041,600	-	(1,201,182)	-	(159,462)
Net loss	-	-	-	-	(208,614)	-	(208,614)
Issuance of common shares for cash	1,566,900	16	231,886	(210,826)	-	-	21,076
Shares issued for debt settlement	1,000,000	10	209,990	-	-	-	210,000
Foreign currency translation adjustment	-	-	-	-	-	-	-
December 31, 2013	14,566,930	146	1,483,476	(210,826)	(1,409,796)	-	(137,000)

January 1, 2014	14,566,930	146	1,483,476	(210,826)	(1,409,796)	-	(137,000)
Net profit	-	-	-	-	455,945	-	455,945
Re-organisation	-	-	-	210,826	(210,826)	-	-
Issuance of common shares for cash	253,618	3	38,040	(19,143)	-	-	18,900
Shares issued for debt settlement	136,382	1	20,456	-	-	-	20,457
Effect of reverse merger	12,000,000	120	(1,364,203)	-	1,622,488	-	258,405
Foreign currency translation adjustment	-	-	-	-	-	(20,424)	(20,424)
December 31, 2014	26,956,930	270	177,769	(19,143)	457,811	(20,424)	596,283

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
	US$	US$

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	455,945	(208,614)
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation	52,819	-
Loss on settlement of debt	-	120,097
Write-off of accounts payables	(35,971)	(36,690)
Deferred income taxes	(28,201)	-
Changes in operating assets and liabilities
Accounts receivable	(607,616)	-
Other receivables and prepayments	(66,228)	-
Amounts due from related parties	(1,666,635)	-
Accounts payable	84,549	109,531
Other payables and accrued liabilities	1,286,435	-
Deferred income	157,074	-
Line of credit – related party	(33,338)	15,676
Amounts due to related parties	392,724	-
Net cash used in operating activities	(8,443)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(167,172)	-
Net cash used in investing activities	(167,172)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issued share capitals	18,900	-
Subscription receivable	191,683	-
Net cash provided by financing activities	210,583	-

EFFECT OF EXCHANGE RATE ON CASH	66,755	-
INCREASE IN CASH	101,723	-
CASH, beginning of year	-	-
CASH, end of year	101,723	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid for interest	(488)	(3,830)
Cash received for interest	171	-
Cash paid for income taxes	(2,254)	-

NON-CASH FINANCING AND INVESTING ACTIVITIES
Common shares issued for line of credit – related party	-	21,076
Common shares issued for subscription receivable	-	210,826
Common shares issued for forgiveness of accounts payable	20,457	210,000
Share Exchange on January 1, 2014 (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(In U.S. dollars, except for shares and per share data)

Note 1 - Organization and description of business

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

As of December 31, 2014, all four subsidiaries are wholly owned by the Company.

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Note 2 - Accounting policies

Basis of presentation and principle of consolidation

The consolidated financial statements include all of the assets, liabilities, revenues, expenses and cash flows of entities in which the Company has a controlling interest (“subsidiaries”). Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) (i.e. SNPY) but as a continuation of the financial statements of the legal subsidiary (accounting acquirer) (i.e VEI CHN), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).

The consolidated financial statements include the accounts of SINO PAYMENTS INC., and the following subsidiaries:

1.

Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on November 16, 2001;

2.

Value Exchange Int’l (Shanghai) Limited, a wholly-owned subsidiary of the Company incorporated in Shanghai as a private company on September 2, 2008;

3.

Value Exchange Int’l (Hong Kong) Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on August 25, 2003 and acquired by VEI CHN on September 25, 2008;

4.

Ke Dao Solutions Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on May 14, 2013.

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2014:

	Place of incorporation	Ownership percentage
		2014	2013
Sino Payments, Inc.	USA	Parent Company	N/A
Value Exchange Int’l (China) Limited	Hong Kong	100%	N/A
Value Exchange Int’l (Shanghai) Limited	PRC	100%	N/A
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	N/A
Ke Dao Solutions Limited	Hong Kong	100%	N/A

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

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2014 and 2013, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2014.

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

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2014 and 2013.

	2014	2013
	US$	US$
NET REVENUES
Service income
– systems development and integration	107,845	-
– systems maintenance	3,480,542	-
	3,588,387	-

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

Under the accounting standard regarding accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.

Refer to Note 9 to the consolidated financial statements for further information regarding the components of the Company’s income tax.

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the statements of income on a straight-line basis over the lease periods.

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the years ended December 31, 2014 and 2013 were approximately $1,517 and $0, respectively.

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the years ended December 31, 2014 and 2013 were insignificant.

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the years ended December 31, 2014 and 2013 were insignificant.

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

Year ended	December 31, 2014	December 31, 2013
RMB : USD exchange rate	6.2505	N/A
Average period ended
RMB : USD exchange rate	6.1956	N/A

Year ended	December 31, 2014	December 31, 2013
HKD : USD exchange rate	7.800	N/A
Average period ended
HKD : USD exchange rate	7.800	N/A

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

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 3 - Accounts receivable

Accounts receivable as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
	US$	US$
Accounts receivable	607,616	-
Allowance for doubtful accounts	-	-
	607,616	-

During the years ended December 31, 2014 and 2013, the Company did not write off delinquent accounts receivable.

All of the Company’s customers are located in the PRC and Hong Kong. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Note 4 - Other receivables and prepayments

Other receivables and prepayments as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
	US$	US$
Prepaid expense	7,611	-
Rental deposits	25,969	-
Others	32,648	-
	66,228	-

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 5 – Plant and equipment, net

Plant and equipment consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	US$	US$
Leasehold improvements	37,850	-
Computer equipment	49,672	-
Computer software	49,835	-
Office furniture and equipment	29,815	-
Total	167,172	-
Less: accumulated depreciation	(52,819)	-
Plant and equipment, net	114,353	-

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $52,819 and nil, respectively.

For the years ended December 31, 2014 and 2013, no interest expense was capitalized into plant and equipment.

Note 6 – Investment in Joint Venture

On November 26, 2010, the Company entered into a joint venture agreement with VEI CHN and agreed to issue 1,000,000 common shares of the Company with a fair value of $10,000 in exchange for 51% interest of VEI CHN. As at December 31, 2013, the Company’s interest in the joint venture was a net loss of $5,758, of which $10,000 was reflected against the investment in joint venture. In November 2013, the joint venture agreement was cancelled and the entity was deregistered.

Note 7 – Other payables and accrued liabilities

Other payables and accruals consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	US$	US$
Accrual	517,711	-
Other taxes payable	140,474	-
Other payables	242,896	-
Amount due to director	385,354	-
	1,286,435	-

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

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 8 – Deferred income

Deferred income consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	US$	US$
Service fees received in advance	157,074	-

Note 9 - Income taxes

Income is subject to tax in the various countries in which the company operates.

The Company is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as the Company had no income taxable in the United States.

The Company’s Hong Kong subsidiaries are subject to Hong Kong Profits Tax at 16.5% of the estimated assessable profit. The Income Tax Laws in Hong Kong exempts income tax for dividends distributed to its shareholders. Accordingly, no deferred tax liability was recognized for the undistributed earnings of the Company and its Hong Kong subsidiaries.

The Company’s PRC subsidiary in the PRC is subject to PRC Enterprise Income Tax at 25%.

The Income Tax Laws in China also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the Income Tax Laws, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As the Company’s subsidiary located in the PRC that are available for distribution to the Company of approximately $269k at December 31, 2014 are considered to be indefinitely reinvested, and accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company.

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

The Company’s income tax expense consisted of:

	Year ended December 31,
	2014	2013
	US$	US$
Current income tax	-	-
Deferred income tax	143,977	-
Income tax expense	143,977	-

A reconciliation of the income tax expense / (credit) applicable to income before tax using the applicable statutory rates for the jurisdictions in which the Company and its subsidiaries operated to the tax expense / (credit) at the effective tax rates are as follows:

	Year ended December 31,
	2014	2013
	US$	US$
Pre-tax income	653,329	-

U.S. federal corporate income tax rate	34%	-
P.R.C. corporate income tax rate	25%	-
Hong Kong corporate income tax rate	16.5%	-

Deferred tax computed at various jurisdiction rate	143,977	-
Effective income taxes	143,977	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,
Deferred income tax assets:	2014	2013
	US$	US$
Net operating loss carry forwards	34,877	-
Less: Valuation allowance	-	-
	-	-

	December 31,
Deferred income tax liabilities:	2014	2013
	US$	US$
Depreciation allowances in excess of the related depreciation	6,676	-
	6,676	-

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 10 – Statutory reserves

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

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 11 – Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	December 31,
	2014	2013
	US$	US$
Due to a director - Ms. Bella Tsang (i)	385,354	-

Due from related parties
Value Exchange International Limited (ii)	1,420,862	-
TAP Services Inc., Philippines (iii)	241,543	-
TAP Technology (HK) Limited (iv)	4,230	-
	1,666,635	-

Line of credit – related party
VEI CHN (v)	-	26,341
VEI HKG (v)	-	6,997
	-	33,338

Due to related parties
Mr. Benny Lee (vi)	194,630	-
Mr. Glen Henrickson (vii)	-	4,876
	194,630	4,876

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Related party transactions:

	Year end December 31,
	2014	2013
	US$	US$
Value Exchange International Limited (ii)
Service income	17,598	-
Subcontracting fees	(37,838)	-
Consultancy fees	(40,353)	-

Rental expenses paid to TAP Technology (HK) Limited (iv)	(38,462)	-

Management fees received from
Value Exchange International Limited (ii)	131,821	-

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

(v)

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

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 12 - Commitments

The Company’s contractual obligations primarily consist of operating lease obligations. The following table sets forth a breakdown of the contractual obligations as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Operating lease commitment	US$	US$
Within 1 year	20,727	-

Note 13 - Concentration of risks

The Company’s operations are carried out in the PRC and in Hong Kong through the Company’s operating subsidiaries located in Hong Kong SAR and China. Its operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in government policies regarding laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company provides unsecured credit terms for sales to certain customers. As a result, there are credit risks with the accounts receivable balances. The Company constantly re-evaluates the credit worthiness of customers buying on credit and maintains an allowance for doubtful accounts.

The following individual customer accounted for 10% or more of the Company’s revenues for the years ended December 31, 2014 and 2013:

	2014	2013
Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd.	49%	-

Individual customer accounts receivable that represented 10% or more of total accounts receivable as of December 31, 2014 and 2013 were as follows:

	Percentage of accounts receivable as of December 31,
	2014	2013
Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd.	29%	-
Fujitsu Hong Kong Limited	24%	-

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 14 - Subsequent events

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