Form 10-Q
period 2015-06-30
SINO PAYMENTS, INC.
filed 2015-11-05
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

FORM 10-Q

SINO Payments, Inc.

ITEM 1. FINANCIAL STATEMENTS

SINO PAYMENTS INC.

Financial Statements

SINO PAYMENTS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	94,448	-
Accounts receivable, net of an allowance for doubtful accounts	359,573	-
Amounts due from related parties	1,505,299	-
Other receivables and prepayments	66,789	-
Deferred tax assets	34,877	-
Total current assets	2,060,986	-

NON-CURRENT ASSETS
Plant and equipment, net	112,083	-

Total assets	2,173,069	-

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	143,764	98,786
Other payables and accrued liabilities	598,039	-
Deferred income	121,021	-
Amount due to a director	418,298	-
Line of credit – related party	-	33,338
Amounts due to related parties	642,208	4,876
Total current liabilities	1,923,330	137,000

NON-CURRENT LIABILITIES
Deferred tax liabilities	6,676	-

Total liabilities	1,930,006	137,000

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 26,566,930 and 14,566,930 shares issued and outstanding, respectively	266	146
Additional paid-in capital	119,272	1,483,476
Subscription receivable	-	(210,826)
Retained earnings / (accumulated deficit)	142,236	(1,409,796)
Accumulated other comprehensive loss	(18,711)	-
Total shareholders’ equity / (deficit)	243,063	(137,000)

Total liabilities and shareholders’ equity	2,173,069	-

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income	827,687	-	1,540,387	-

COST OF SERVICES
Cost of service income	(552,105)	-	(1,069,933)	-

GROSS PROFIT	275,582	-	470,454	-

OPERATING EXPENSES:
General and administrative expenses	(213,528)	(17,337)	(424,213)	(26,651)
Foreign exchange loss	(18)	(120)	(433)	(120)
INCOME (LOSS) FROM OPERATIONS	62,036	(17,457)	45,808	(26,771)

OTHER INCOME (EXPENSES):
Interest income	38	-	46	-
Interest expense	(162)	(997)	(542)	(1,636)
Gain on forgiveness of accounts payable	-	-	-	31,470
VAT refund	6,858	-	10,073	-
Management fee income	29,808	-	77,013	-
Others	902	-	7,971	-
Total other income/(expenses), net	37,444	(997)	94,561	29,834

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	99,480	(18,454)	140,369	3,063

INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	99,480	(18,454)	140,369	3,063

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(343)	-	(2,154)	-

COMPREHENSIVE INCOME	99,137	(18,454)	138,215	3,063

Earnings per share, basic and diluted	0.00	(0.00)	0.01	0.00

Weighted average number of shares outstanding	26,566,930	12,000,030	26,566,930	12,000,030

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	140,369	3,063
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation	30,776	-
Write-off of accounts payables	-	(31,470)
Deferred income taxes	(28,201)	-
Changes in operating assets and liabilities
Accounts receivable	(359,573)	-
Other receivables and prepayments	(66,789)	-
Amounts due from related parties	(1,505,299)	-
Accounts payable	44,978	45,407
Other payables and accrued liabilities	598,039	-
Deferred income	121,021	-
Amount due to a director	418,298	-
Line of credit – related party	(33,338)	(17,000)
Amounts due to related parties	637,332	-
Net cash used in operating activities	(2,387)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(142,859)	-
Net cash used in investing activities	(142,859)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscription receivable	210,826	-
Net cash provided by financing activities	210,826	-

EFFECT OF EXCHANGE RATE ON CASH	28,868	-
INCREASE IN CASH	94,448	-
CASH, beginning of period	-	-
CASH, end of period	94,448	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid for interest	(542)	(1,639)
Cash received for interest	46	-

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

As of June 30, 2014, all four subsidiaries are wholly owned by the Company.

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

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2014:

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

e)

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of June 30, 2014 and December 31, 2013, there was a $117 and $0 allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

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

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2014.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	22,755	-	28,214	-
- systems maintenance	804,932	-	1,512,173	-
	827,687	-	1,540,387	-

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

n)

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the six months ended June 30, 2014 and 2013 were approximately $1,517 and $0, respectively.

o)

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the six months ended June 30, 2014 and 2013 were insignificant.

p)

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the six months ended June 30, 2014 and 2013 were insignificant.

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

The balance sheet amounts with the exception of equity were translated at RMB 6.2500 and RMB6.0574 to $1.00 at June 30, 2014 and December 31, 2013, respectively. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months period ended June 30, 2014 and 2013 were RMB 6.2678 and RMB 6.1766 to $1.00, respectively. The average translation rates applied to the income and cash flow statement amounts for the six months period ended June 30, 2014 and 2013 were RMB 6.1955 and RMB 6.2124 to $1.00, respectively.

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

3.

Accounts receivable

Accounts receivable as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	US$	US$
	(unaudited)
Accounts receivable	359,690	-
Allowance for doubtful accounts	(117)	-
	359,573	-

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

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

Other receivables and prepayments

Other receivables and prepayments as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	US$	US$
	(unaudited)
Deposits and prepaid expense	57,024	-
Others	9,765	-
	66,789	-

5.

Plant and equipment, net

Plant and equipment consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	US$	US$
	(unaudited)
Leasehold improvements	37,386	-
Computer equipment	51,969	-
Computer software	35,819	-
Office furniture and equipment	17,685	-
Total	142,859	-
Less: accumulated depreciation	(30,776)	-
Plant and equipment, net	112,083	-

Depreciation expense for the six months period ended June 30, 2014 and 2013 amounted to $30,776 and $0, respectively.

For the six months period ended June 30, 2014 and 2013, no interest expense was capitalized into plant and equipment.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

Other payables and accrued liabilities

Other payables and accruals consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	US$	US$
	(unaudited)
Accrual	562,187	-
Other taxes payable	28,268	-
Other payables	7,584	-
	598,039	-

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

7.

Deferred income

Deferred income consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	US$	US$
	(unaudited)
Service fees received in advance	121,021	-

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

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.

Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	June 30, 2014	December 31, 2013
	US$	US$
	(unaudited)
Due to a director - Ms. Bella Tsang (i)	418,298	-

Due from related parties
Value Exchange International Limited (ii)	1,271,568	-
TAP Services Inc., Philippines (iii)	233,731	-
	1,505,299	-

Line of credit – related party
VEI CHN (iv)	-	26,341
VEI HKG (iv)	-	6,997
	-	33,338

Due to related parties
TAP Technology (HK) Limited (v)	442,408	-
Mr. Benny Lee (vi)	199,800	-
Mr. Glen Henrickson (vii)	-	4,876
	642,208	4,876

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Value Exchange International Limited (ii)
Service income	4,778	-	4,778	-
Subcontracting fees	(11,071)	-	(14,738)	-
Consultancy fees	(40,353)	-	(40,353)	-

Rental expenses paid to TAP Technology (HK) Limited (iv)	(9,616)	-	(19,231)	-

Management fees received from
Value Exchange International Limited (ii)	29,808	-	77,013	-

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

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.

Subsequent events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of June 30, 2014.

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

The principal business of VEI CHN is to provide information technology services and solutions to Retail Sector in Hong Kong and Macau SAR and in major cities of PRC.  The main business partner of the group is Wincor Nixdorf Corporation (“WNC”), a German listed group with subsidiaries in PRC. Over these periods, VEI CHN and its subsidiaries serve the AS Watson Group, a retail conglomerate, directly and through a sub-contracting arrangement with WNC in the region.  This contributes over 50% of the gross sales revenue each period to VEI CHN in the report. In recent years, VEI HKG secures a number of service contracts for a leading retail group, Robinson Retails Group, in Philippines. PCCW, Inland Revenue Department of the Hong Kong SAR Government and Dairy Farm have also become major customers of the VEI CHN group.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2014 and 2013

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	827,687	100%	-	n/a
COST OF SERVICES
Cost of service income	(552,105)	(66.7%)	-	n/a
GROSS PROFIT	275,582	33.3%	-	n/a
Operating expenses:
General and administrative expenses	(213,528)	(25.8%)	(17,337)	n/a
Foreign exchange loss	(18)	( - %)	(120)	n/a
INCOME (LOSS) FROM OPERATIONS	62,036	7.5%	(17,457)	n/a
OTHER INCOME (EXPENSES)	37,444	4.5%	(997)	n/a
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	99,480	12.0%	(18,454)	n/a
INCOME TAXES	-	-	-	n/a
NET INCOME (LOSS)	99,480	12.0%	(18,454)	n/a

Net revenues. Net revenues were $827,687 for the three months ended June 30, 2014, as compared to $0 for the same period in 2013, an increase of $827,687. This increase was primarily attributable to the recapitalization of the Company. Our revenue from i) systems maintenance and ii) systems development and integration were $804,932 and $22,755 for the three months ended June 30, 2014.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff and overhead. Our cost of services increased to $552,105 or 66.7% of net revenues, for the three months ended June 30, 2014, as compared to $0, for the same period in 2013, an increase of $552,105. The increase in cost of services was mainly attributable to the recapitalization of the Company, and lead to the increase in our cost of technical staff and overhead.

Gross profit. Gross profit for the three months ended June 30, 2014 was $275,582, or 33.3% of net revenues, as compared to $0, for the same period in 2013. Our change of gross profit was largely due to the increase in net revenues, offset by the increase in cost of labor and overhead in this period, as compared with the same period of 2013.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $213,528, or 25.8% of net revenues, for the three months ended June 30, 2014, as compared to $17,337, for the same period in 2013, an increase of $196,191, or 1,131.7%. The primary reason for the increase was attributable to an increase in professional expenses incurred in relation to our recapitalization.

Income (loss) from operations. As a result of the above, our income from operations totaled $62,036 for the three months ended June 30, 2014, as compared to loss from operations totaled $17,457 for the same period in 2013, a change of $79,493, or 455.4%.

Income taxes. No provision for income taxes has been made for the three months ended June 30, 2014 and 2013.

Net income (loss). As a result of the foregoing, we had a net income of $99,480 for the three months ended June 30, 2014, compared to net loss of $18,454 for the same period in 2013, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2014 and 2013

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	1,540,387	100%	-	n/a
COST OF SERVICES
Cost of service income	(1,069,933)	(69.5%)	-	n/a
GROSS PROFIT	470,454	30.5%	-	n/a
Operating expenses:
General and administrative expenses	(424,213)	(27.5%)	(26,651)	n/a
Foreign exchange loss	(433)	( - %)	(120)	n/a
INCOME (LOSS) FROM OPERATIONS	45,808	3.0%	(26,771)	n/a
OTHER INCOME (EXPENSES)	94,561	6.1%	29,834	n/a
INCOME BEFORE PROVISION FOR INCOME TAXES	140,369	9.1%	3,063	n/a
INCOME TAXES	-	-	-	n/a
NET INCOME	140,369	9.1%	3,063	n/a

Net revenues. Net revenues were $1,540,387 for the six months ended June 30, 2014, as compared to $0 for the same period in 2013, an increase of $1,540,387. This increase was primarily attributable to the recapitalization of the Company. Our revenue from i) systems maintenance and ii) systems development and integration were $1,512,173 and $28,214 for the six months ended June 30, 2014.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff and overhead. Our cost of services increased to $1,069,933 or 69.5% of net revenues, for the six months ended June 30, 2014, as compared to $0, for the same period in 2013, an increase of $1,069,933. The increase in cost of services was mainly attributable to the recapitalization of the Company, and lead to the increase in our cost of technical staff and overhead.

Gross profit. Gross profit for the six months ended June 30, 2014 was $470,454, or 30.5% of net revenues, as compared to $0, for the same period in 2013. Our change of gross profit was largely due to the increase in net revenues, offset by the increase in cost of labor and overhead in this period, as compared with the same period of 2013.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $424,213, or 27.5% of net revenues, for the six months ended June 30, 2014, as compared to $0, for the same period in 2013, an increase of $397,562, or 1,491.7%. The primary reason for the increase was attributable to an increase in staff cost and professional expenses incurred in relation to our recapitalization.

Income (loss) from operations. As a result of the above, our income from operations totaled $45,808 for the six months ended June 30, 2014, as compared to loss from operations totaled $26,771 for the same period in 2013, a change of $72,579, or 271.1%.

Income tax. No provision for income taxes has been made for the six months ended June 30, 2014 and 2013.

Net income. As a result of the foregoing, we had a net income of $140,369 for the six months ended June 30, 2014, compared to $3,063 for the same period in 2013, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $94,448.  The following table provides detailed information about our net cash flow for all financial periods presented in this report.

Cash Flows

(All amounts in thousands of U.S. dollars)

	Six Months Ended
	June 30,
	2014	2013
	US$	US$
Net cash used in operating activities	(2,387)	-
Net cash used in investing activities	(142,859)	-
Net cash provided by financing activities	210,826	-
Effect of exchange rate changes on cash and cash equivalents	28,868	-
Net increase in cash and cash equivalents	94,448	-
Cash and cash equivalents at the beginning of period	-	-
Cash and cash equivalents at the end of period	94,448	-

Operating Activities

Net cash used in operating activities was $2,387 for the six months ended June 30, 2014, which was an increase of $2,387 from $0 for the same period of 2013. The increase in net cash used in operating activities was mainly attributable to the recapitalization of the Company, which mainly including the following:

1)

$359,573 and $1,505,299 increase in accounts receivable and amounts due from related parties in operating activities respectively; offset by

2)

Net income of $140,369 for the six months ended June 30, 2014; and

3)

$637,332, $418,298 and $598,039 increase in amounts due to related parties, amount due to a director and other payables and accrued liabilities in operating activities respectively.

Investing Activities

Net cash used in investing activities was $142,859 for the six months ended June 30, 2014, which was an increase of $142,859 from $0 in the same period in 2013. The increase in net cash used in investing activities was attributable to the purchase of plant and equipment by $142,859.

Financing Activities

Net cash provided by financing activities was $210,826 for the six months ended June 30, 2014, which was an increase of $210,826 from $0 in the same period in 2013. The increase was attributable to $210,826 net decrease in subscription receivable.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2014:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	22,755	-	28,214	-
- systems maintenance	804,932	-	1,512,173	-
	827,687	-	1,540,387	-

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

The balance sheet amounts with the exception of equity were translated at RMB 6.2500 and RMB6.0574 to $1.00 at June 30, 2014 and December 31, 2013, respectively. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months period ended June 30, 2014 and 2013 were RMB 6.2678 and RMB 6.1766 to $1.00, respectively. The average translation rates applied to the income and cash flow statement amounts for the six months period ended June 30, 2014 and 2013 were RMB 6.1955 and RMB 6.2124 to $1.00, respectively.

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