Form 10-Q
period 2015-09-30
SINO PAYMENTS, INC.
filed 2015-11-05
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

FORM 10-Q

SINO Payments, Inc.

ITEM 1. FINANCIAL STATEMENTS

SINO PAYMENTS INC.

Financial Statements

SINO PAYMENTS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	118,400	-
Accounts receivable, net of an allowance for doubtful accounts	292,441	-
Amounts due from related parties	1,618,385	-
Other receivables and prepayments	64,029	-
Deferred tax assets	34,877	-
Total current assets	2,128,132	-

NON-CURRENT ASSETS
Plant and equipment, net	103,514	-

Total assets	2,231,646	-

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	179,487	98,786
Other payables and accrued liabilities	530,393	-
Deferred income	110,661	-
Amount due to a director	319,102	-
Line of credit – related party	-	33,338
Amounts due to related parties	585,721	4,876
Total current liabilities	1,725,364	137,000

NON-CURRENT LIABILITIES
Deferred tax liabilities	6,676	-

Total liabilities	1,732,040	137,000

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 26,566,930 and 14,566,930 shares issued and outstanding, respectively	266	146
Additional paid-in capital	119,272	1,483,476
Subscription receivable	-	(210,826)
Retained earnings / (accumulated deficit)	400,001	(1,409,796)
Accumulated other comprehensive loss	(19,933)	-
Total shareholders’ equity / (deficit)	499,606	(137,000)

Total liabilities and shareholders’ equity	2,231,646	-

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income	1,105,334	-	2,645,721	-

COST OF SERVICES
Cost of service income	(678,781)	-	(1,748,714	-

GROSS PROFIT	426,553	-	897,007	-

OPERATING EXPENSES:
General and administrative expenses	(213,446)	(53,169)	(637,659)	(79,820)
Foreign exchange loss	(383)	(1,368)	(816)	(1,488)
INCOME (LOSS) FROM OPERATIONS	212,724	(54,537)	258,532	(81,308)

OTHER INCOME (EXPENSES):
Interest income	47	-	93	-
Interest expense	(2,687)	(1,182)	(3,229)	(2,818)
Gain on forgiveness of accounts payable	-	-	-	31,470
Gain on settlement of debt	-	4,565	-	4,565
VAT refund	12,312	-	22,385	-
Management fee income	37,179	-	114,192	-
Others	436	-	8,407	-
Total other income/(expenses), net	47,287	3,383	141,848	33,217

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	260,011	(51,154)	400,380	(48,091)
INCOME TAXES	(2,245)	-	(2,245)	-
NET INCOME (LOSS)	257,766	(51,154)	398,135	(48,091)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(1,222)	-	(3,376)	-

COMPREHENSIVE INCOME	256,544	(51,154)	394,759	(48,091)

Earnings per share, basic and diluted	0.01	(0.00)	0.01	0.00

Weighted average number of shares outstanding	26,566,930	13,090,047	26,566,930	12,367,362

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	398,135	(48,091)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	41,701	-
Loss on settlement of debt	-	4,565
Write-off of accounts payables	-	(31,470)
Deferred income taxes	(28,201)	-
Changes in operating assets and liabilities
Accounts receivable	(292,441)	-
Other receivables and prepayments	(64,029)	-
Amounts due from related parties	(1,618,385)	-
Accounts payable	80,701	86,511
Other payables and accrued liabilities	530,393	-
Deferred income	110,661	-
Amount due to a director	319,102	-
Line of credit – related party	(33,338)	(11,515)
Amounts due to related parties	580,845	-
Net cash provided by operating activities	25,144	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(145,215)	-
Net cash used in investing activities	(145,215)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscription receivable	210,826	-
Net cash provided by financing activities	210,826	-

EFFECT OF EXCHANGE RATE ON CASH	27,645	-
INCREASE IN CASH	118,400	-
CASH, beginning of period	-	-
CASH, end of period	118,400	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid for interest	(3,229)	(2,818)
Cash received for interest	93	-
Cash paid for income taxes	(2,245)	-

NON-CASH FINANCING AND INVESTING ACTIVITIES
Common shares issued for line of credit – related party	-	21,076
Common shares issued for subscription receivable	-	210,826
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

As of September 30, 2014, all four subsidiaries are wholly owned by the Company.

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

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2014:

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

e)

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of September 30, 2014 and December 31, 2013, there was a $117 and $0 allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

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

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2014.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	17,484	-	45,698	-
- systems maintenance	1,087,850	-	2,600,023	-
	1,105,334	-	2,645,721	-

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

n)

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the nine months ended September 30, 2014 and 2013 were approximately $1,517 and $0, respectively.

o)

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the nine months ended September 30, 2014 and 2013 were insignificant.

p)

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the nine months ended September 30, 2014 and 2013 were insignificant.

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

The balance sheet amounts with the exception of equity were translated at RMB6.1812 and RMB6.0574 to $1.00 at September 30, 2014 and December 31, 2013, respectively. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months period ended September 30, 2014 and 2013 were RMB 6.2061 and RMB 6.1538 to $1.00, respectively. The average translation rates applied to the income and cash flow statement amounts for the nine months period ended September 30, 2014 and 2013 were RMB 6.1992 and RMB 6.1920 to $1.00, respectively.

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

3.

Accounts receivable

Accounts receivable as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	US$	US$
	(unaudited)
Accounts receivable	292,558	-
Allowance for doubtful accounts	(117)	-
	292,441	-

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

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

Other receivables and prepayments

Other receivables and prepayments as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	US$	US$
	(unaudited)
Deposits and prepaid expense	56,161	-
Others	7,868	-
	64,029	-

5.

Plant and equipment, net

Plant and equipment consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	US$	US$
	(unaudited)
Leasehold improvements	37,800	-
Computer equipment	53,683	-
Computer software	36,000	-
Office furniture and equipment	17,732	-
Total	145,215	-
Less: accumulated depreciation	(41,701)	-
Plant and equipment, net	103,514	-

Depreciation expense for the nine months period ended September 30, 2014 and 2013 amounted to $41,701 and $0, respectively.

For the nine months period ended September 30, 2014 and 2013, no interest expense was capitalized into plant and equipment.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

Other payables and accrued liabilities

Other payables and accruals consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	US$	US$
	(unaudited)
Accrual	512,086	-
Other taxes payable	10,600	-
Other payables	7,707	-
	530,393	-

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

7.

Deferred income

Deferred income consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	US$	US$
	(unaudited)
Service fees received in advance	110,661	-

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

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.

Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	September 30, 2014	December 31, 2013
	US$	US$
	(unaudited)
Due to a director - Ms. Bella Tsang (i)	319,102	-

Due from related parties
Value Exchange International Limited (ii)	1,365,153	-
TAP Services Inc., Philippines (iii)	253,232	-
	1,618,385	-

Line of credit – related party
VEI CHN (iv)	-	26,341
VEI HKG (iv)	-	6,997
	-	33,338

Due to related parties
TAP Technology (HK) Limited (v)	398,177	-
Mr. Benny Lee (vi)	187,544	-
Mr. Glen Henrickson (vii)	-	4,876
	585,721	4,876

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Value Exchange International Limited (ii)
Service income	12,820	-	17,598	-
Subcontracting fees	(23,100)	-	(37,838)	-
Consultancy fees	-	-	(40,353)	-

Rental expenses paid to TAP Technology (HK) Limited (iv)	(9,615)	-	(28,846)	-

Management fees received from
Value Exchange International Limited (ii)	37,179	-	114,192	-

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

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.

Subsequent events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of September 30, 2014.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2014 and 2013

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	1,105,334	100%	-	n/a
COST OF SERVICES
Cost of service income	(678,781)	(61.4%)	-	n/a
GROSS PROFIT	426,553	38.6%	-	n/a
Operating expenses:
General and administrative expenses	(213,446)	(19.3%)	(53,169)	n/a
Foreign exchange loss	(383)	( - %)	(1,368)	n/a
INCOME (LOSS) FROM OPERATIONS	212,724	19.2%	(54,537)	n/a
OTHER INCOME (EXPENSES)	47,287	4.3%	3,383	n/a
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	260,011	23.5%	(51,154)	n/a
INCOME TAXES	(2,245)	( - %)	-	n/a
NET INCOME (LOSS)	257,766	23.5%	(51,154)	n/a

Net revenues. Net revenues were $1,105,334 for the three months ended September 30, 2014, as compared to $0 for the same period in 2013, an increase of $1,105,334. This increase was primarily attributable to the recapitalization of the Company. Our revenue from i) systems maintenance and ii) systems development and integration were $1,087,850 and $ 17,484 for the three months ended September 30, 2014.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff and overhead. Our cost of services increased to $678,781 or 61.4% of net revenues, for the three months ended September 30, 2014, as compared to $0, for the same period in 2013, an increase of $678,781. The increase in cost of services was mainly attributable to the recapitalization of the Company, and lead to the increase in our cost of technical staff and overhead.

Gross profit. Gross profit for the three months ended September 30, 2014 was $426,553, or 38.6% of net revenues, as compared to $0, for the same period in 2013. Our change of gross profit was largely due to the increase in net revenues, offset by the increase in cost of labor and overhead in this period, as compared with the same period of 2013.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $213,446, or 19.3% of net revenues, for the three months ended September 30, 2014, as compared to $53,169, for the same period in 2013, an increase of $160,277, or 301.4%. The primary reason for the increase was attributable to an increase in professional expenses incurred in relation to our recapitalization.

Income (loss) from operations. As a result of the above, our income from operations totaled $212,724 for the three months ended September 30, 2014, as compared to loss from operations totaled $54,537 for the same period in 2013, a change of $267,261, or 490.1%.

Income taxes. Income taxes increased to $2,245 during the three months ended September 30, 2014 from $0 during the same period in 2013.

Net income (loss). As a result of the foregoing, we had a net income of $257,766 for the three months ended September 30, 2014, compared to net loss of $51,154 for the same period in 2013, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2014 and 2013

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	2,645,721	100%	-	n/a
COST OF SERVICES
Cost of service income	(1,748,714)	(66.1%)	-	n/a
GROSS PROFIT	897,007	33.9%	-	n/a
Operating expenses:
General and administrative expenses	(637,659)	(24.1%)	(79,820)	n/a
Foreign exchange loss	(816)	( - %)	(1,488)	n/a
INCOME (LOSS) FROM OPERATIONS	258,532	9.8%	(81,308)	n/a
OTHER INCOME (EXPENSES)	141,848	5.4%	33,217	n/a
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	400,380	15.1%	(48,091)	n/a
INCOME TAXES	(2,245)	( -%)	-	n/a
NET INCOME (LOSS)	398,135	15.0%	(48,091)	n/a

Net revenues. Net revenues were $2,645,721 for the nine months ended September 30, 2014, as compared to $0 for the same period in 2013, an increase of $2,645,721. This increase was primarily attributable to the recapitalization of the Company. Our revenue from i) systems maintenance and ii) systems development and integration were $2,600,023 and $45,698 for the nine months ended September 30, 2014.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff and overhead. Our cost of services increased to $1,748,714 or 66.1% of net revenues, for the nine months ended September 30, 2014, as compared to $0, for the same period in 2013, an increase of $1,748,714. The increase in cost of services was mainly attributable to the recapitalization of the Company, and lead to the increase in our cost of technical staff and overhead.

Gross profit. Gross profit for the nine months ended September 30, 2014 was $897,007, or 33.9% of net revenues, as compared to $0, for the same period in 2013. Our change of gross profit was largely due to the increase in net revenues, offset by the increase in cost of labor and overhead in this period, as compared with the same period of 2013.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $637,659, or 24.1% of net revenues, for the nine months ended September 30, 2014, as compared to $79,820, for the same period in 2013, an increase of $557,839, or 698.9%. The primary reason for the increase was attributable to an increase in staff cost and professional expenses incurred in relation to our recapitalization.

Income (loss) from operations. As a result of the above, our income from operations totaled $258,532 for the nine months ended September 30, 2014, as compared to loss from operations totaled $81,308 for the same period in 2013, a change of $339,840, or 418.0%.

Income tax. Income taxes increased to $2,245 during the nine months ended September 30, 2014 from $0 during the same period in 2013.

Net income (loss). As a result of the foregoing, we had a net income of $398,135 for the nine months ended September 30, 2014, compared to net loss of $48,091 for the same period in 2013, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $118,400.  The following table provides detailed information about our net cash flow for all financial periods presented in this report.

Cash Flows

(All amounts in thousands of U.S. dollars)

	Nine Months Ended
	September 30,
	2014	2013
	US$	US$
Net cash provided by operating activities	25,144	-
Net cash used in investing activities	(145,215)	-
Net cash provided by financing activities	210,826	-
Effect of exchange rate changes on cash and cash equivalents	27,645	-
Net increase in cash and cash equivalents	118,400	-
Cash and cash equivalents at the beginning of period	-	-
Cash and cash equivalents at the end of period	118,400	-

Operating Activities

Net cash provided by operating activities was $25,144 in the nine months ended September 30, 2014, which was an increase of $25,144 from $0 for the same period of 2013. The increase in net cash provided by operating activities was mainly attributable to the recapitalization of the Company, which mainly including the following:

1)

Net income of $398,135 for the nine months ended September 30, 2014; and

2)

$580,845, $319,102 and $530,393 increase in amounts due to related parties, amount due to a director and other payables and accrued liabilities in operating activities respectively; offset by

3)

$292,441 and $1,618,385 increase in accounts receivable and amounts due from related parties in operating activities respectively.

Investing Activities

Net cash used in investing activities was $145,215 for the nine months ended September 30, 2014, which was an increase of $145,215 from $0 in the same period in 2013. The increase in net cash used in investing activities was attributable to the purchase of plant and equipment by $145,215.

Financing Activities

Net cash provided by financing activities was $210,826 for the nine months ended September 30, 2014, which was an increase of $210,826 from $0 in the same period in 2013. The increase was mainly attributable to $210,826 net decrease in subscription receivable.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2014:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	22,633	-	28,092	-
- systems maintenance	790,639	-	1,497,880	-
	813,272	-	1,525,972	-

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

The balance sheet amounts with the exception of equity were translated at RMB6.1812 and RMB6.0574 to $1.00 at September 30, 2014 and December 31, 2013, respectively. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months period ended September 30, 2014 and 2013 were RMB 6.2061 and RMB 6.1538 to $1.00, respectively. The average translation rates applied to the income and cash flow statement amounts for the nine months period ended September 30, 2014 and 2013 were RMB 6.1992 and RMB 6.1920 to $1.00, respectively.

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