Form 10-K/A
period 2014-12-31
SINO PAYMENTS, INC.
filed 2015-12-08
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .
(Do not check if smaller reporting company)

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

As of October 31, 2015, there were 29,656,130 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K

For the Year Ended December 31, 2014

TABLE OF CONTENTS

Explanatory Note

This Annual Report on Form 10-K/A Amendment No. 1 is being filed in response to Commission Comment Letter requesting clarification of information in and supplemental information to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Commission on November 5, 2015.

Certain clarifications have been made on the History of Sino Payment and subsidiaries on page 5 and 6, the 2012 JOBS Act on page 9, Market Information on page 19, Overview of Business on page 20, Dividend Policy on page 25. Furthermore, the audit report, comparative information in the consolidated financial statements, notes to consolidated financial statements and relevant Management Discussion and Analysis on Results of Operation and Liquidity and Capital Resources are updated to reflect the reverse merger transaction. The subsequent events in the number 14 of notes to consolidated financial statements are also updated to add back information omission.

For convenience and ease of reference, the Company is filing the Annual Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of November 3, 2015, the filing date of the original Annual Report. Except as stated herein, this Form 10K/A does not reflect events or transactions occurring after such filing date. No information in the Annual Report other than as set forth above is amended hereby. Current dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this amendment.

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K/A Amendment Number One (“Amendment”) contains forward-looking statements that are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “hopes,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•

our expectations regarding growth in the e-payment and information technologies industries in China and Hong Kong SAR;

•

our expectation regarding increasing demand for our products and services in China and Hong Kong SAR;

•

our belief that we will be able to effectively compete with our competitors and increase our market share;

•

our expectations with respect to increased revenue growth and our ability to achieve profitability resulting from increases in our productivity;

•

our ability to fund operations and business and product growth and the availability of sufficient, affordable funding when required; and

•

our future business development, results of operations and financial condition.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this Amendment. You should read this Amendment and the documents that we reference and filed as exhibits to the Amendment completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this Amendment to:

“We,” “us,” “our company,” “Company,” “our” and “SINO” refer to Sino Payments, Inc., a Nevada corporation and the Reporting Company of this Annual Report on Form 10-K/A (Amendment Number One).

The “Acquired Company” and  “VEI CHN” refer to Value Exchange Int’l (China) Limited, and its consolidated subsidiaries, namely Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) and Ke Dao Solutions Limited (“KDSL”), both are companies incorporated in Hong Kong with limited liability, and Value Exchange Int’l (Shanghai) Limited (“VEI SHG”), a Wholly-owned Foreign Enterprise registered in Shanghai, PRC. VEI HKG, KDSL, all of which Hong Kong  SAR subsidiaries are collectively referred to as “HKG subsidiaries” and  VEI SHG is referred to as “PRC Subsidiary” (collectively “VEI CHN Group”).

References to “OTC” means The OTC Markets Group, Inc. “OTCQB” means The OTC Markets Group, Inc. QB Tier, a national quotation system found at www.otc.com.

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

“SEC” or “Commission” means the U.S. Securities and Exchange Commission.

“IT” means information technologies, which includes software programs and applications, computer and network hardware and systems and automation technologies used in business, financial, commercial or information processing/database transactions, applications and purposes.  “IT” services consists of software programming, hardware and network configuration, software and hardware maintenance/repair and upgrades, design and engineering consulting, business and customer need analysis, administration of systems (including database management), and testing.

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

We seek to help clients improve their business systems and IT effectiveness.  Specifically the Company’s business is to be a provider of Internet Protocol (“IP”) processing services in Asia to bank card-accepting merchants (“IP Business”). We market our services to local merchants with regional retail locations across Asia Pacific as potential customers of their IP and related credit card and debit card processing systems. We offer interoperability through what is envisioned as a highly efficient infrastructure and perceived exceptional knowledge of the IP processing market through our SinoPay GPP platform. The SinoPay GPP system facilitates the processing of all major credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and will be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. SINO intends to deploy the SinoPay GPP platform throughout Asia with a focus on China, Hong Kong, Thailand, Philippines, Malaysia, Korea, and Japan.

As of the date of this Amendment, we still have not implemented any IP Business services to any customer.  While we have a functioning SinoPay GPP system product for sale, we have yet to sell any SinoPay GPP system to a customer as of the date of this Amendment.  We will continue to promote the SinoPay GPP system, but our primary focus is on growing our IT Business because of our strategic decision that IT Business presents greater growth and profit potential than IP Business in the short term.  Further, we believe that the SinoGPP system will require ongoing and potentially expensive marketing and sales effort due to the highly competitive market for Point Of Sale (“POS”) systems and longer sales cycle for POS systems than IT Business project and consulting sales.

Recapitalization

On January 1, 2014, we received 100% of the issued and outstanding shares of in VEI CHN in exchange for i) newly issued 12,000,000 shares of our common stock to the majority stockholder of VEI CHN; and ii) 166,667 shares of our common stock held by VEI CHN to be transferred to the majority stockholder of VEI CHN (“Share Exchange”). This transaction resulted in the owners of VEI CHN obtaining a majority voting interest in the Company. The merger of VEI CHN into the Company, which has nominal net assets, results in VEI CHN having control of the combined entity.

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

VEI CHN is an investment holding company with two subsidiaries established in Hong Kong SAR, namely TAP Services (HK) Limited which was incorporated on August 25, 2003 and acquired by VEI CHN on September 25, 2008, and subsequently changed to its current name as Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 13, 2013, and Ke Dao Solutions Limited (“KDSL”), which was incorporated on May 14, 2013.  VEI CHN also set up a Wholly-owned Foreign Enterprise (WOFE) in Shanghai, PRC,  in September 2, 2008 in the name of Value Exchange Int’l (Shanghai) Limited (“VEI SHG”).

Principal business

The principal business of VEI CHN for more than 15 years is to provide the Information Technology Services and Solutions to the Retail Sector (“IT Business”), primarily to leading retailers in Hong Kong SAR, Macau SAR and PRC.  The primary services and products of the IT Business are:

a)

Systems maintenance and related service

VEI CHN Group provides development, customization of software and hardware, enhancements thereto and maintenance services for installed POS system. VEI CHN Group markets, sells and maintains its own brand POS software – edgePOS as well as 3rd party brands e.g. NCR / Retalix, which is one of the leading POS software programs in the market. These software can integrate with different IP systems.

Systems maintenance services consist of: i) software maintenance service, including software patches and software code revisions; ii) installing, testing and implementing software; iii) training of customer personnel for the use of software;  and iv) technical support for software systems.

Other services include system installation and implementation,  including i) project planning; ii) analysis of customer information and business needs from a IT perspective (“System Analysis”); iii) design of the entire system; iv) hardware and consumables selection advice and sales; and v) system hardware maintenance. These services typically consist of customer projects for New Store Opening (“NSO”) and Install, Move, Add and Change (“IMAC”) for retail, and ad-hoc custom system projects for other business sectors. Our primary focus is the retail sector.

b)

Systems development and integration

VEI CHN Group provides value-added software, which integrate with customer owned or licensed software, and ad-hoc software development projects for other business sectors. Besides use of proprietary, custom software code, our services may from time to time license standard third party software programs.

Business partner and customers

The main business partner of the IT Business group is Wincor Nixdorf (“WN”), a German listed group with subsidiaries in Hong Kong and PRC. Over these years, VEI CHN Group served the AS Watson Group, a retail conglomerate including Watsons, Parknshop and Fortress, directly and through a sub-contracting arrangement with WN in the region.  This contributes almost half of the gross sales revenue each year to VEI CHN.

In recent years, VEI CHN has striven to broaden its clientele in retail sector and to other business sectors. VEI CHN Group secured a number of service contracts for leading retail groups, Robinson Retails Group in Philippines and Dairy Farm in Hong Kong. PCCW, a leading telecommunication company in Hong Kong, and Inland Revenue Department of the Hong Kong SAR Government have also become major customers of the VEI CHN Group.  The focus on expanding clientele in the retail sector is a current priority of Company’s growth strategy.

The annual sales of VEI CHN Group have been increasing over the past few years in its principal business by expanding its customer base and its scope of services. VEI CHN Group solution now runs in over 10,000 POS in the region and provides a solid foundation to SINO’s IP system. Also, riding on its competitive advantage, VEI CHN Group is expanding into the mobile Customer Relationship Management and Rewards market.

Business Focus after Share Exchange

With the completion of the Share Exchange and throughout fiscal year 2014 and 2015, SINO is focusing and will focus its business in IT Business, and seek to expand its services to commercial customers in PRC and Asia Pacific Region.  This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer order in our core markets of Hong Kong SAR and China than the IP Business.

With respect to the IP Business, the Company will seek to implement its IP Business and related credit card and debit card processing systems as part of an enhancement for the IT Business to the Retail Sector.

We will evaluate the merits of this business and growth strategy from time to time and may elect in the future to continue to pursue an IP Business, IT Business or focus more on one segment than the other, including seek business opportunities in the applications of digital technology which can raise our customers’ competitive edge leading to increase in market share and profitability in their business sectors. Any change in business focus will be based on current economic conditions, competitive environment, our available cash and infrastructure resources, current customer demand trends and financial results of each segment of our post-Share Exchange business plan.

POST-SHARE EXCHANGE CORPORATE STRUCTURE

As set forth in the following diagram, following the integration of operations, which occur in fiscal year 2014 onwards, a diagrammatic representation of our integrated corporate structure, indicating the legal domicile, geographic location and ownership/control, is as follows:

Sino Payments, Inc
- a Nevada Company
100%
Value Exchange Int'l (China) Ltd.
(formerly known as TAP Investments Group Ltd.)
- a Hong Kong Company
100%
100%
100%
Ke Dao Solutions Ltd.
- a Hong Kong Company
Value Exchange Int'l (Hong Kong) Ltd.
(formerly known as TAP Services (HK) Ltd.)
- a Hong Kong Company
Value Exchange Int'l (Shanghai) Ltd.
- a PRC Company

Marketing

With the completion of the Share Exchange, we use and anticipate utilizing several other marketing activities in our attempt to make our services known to and to attract business clientele. These marketing activities are designed to inform potential clients about the benefits of using our services and include and will include the following: development and distribution of marketing literature; direct mail and email; advertising; promotion of our web site; and industry analyst relations campaign.

The Company has a Sales and Marketing team in each regional office to promote and maintain good business relationships with our customers.  We strive to provide high quality and fast response services to our customers in our Help Centre, Maintenance Support Team and Professional IT Engineer to help customers solving their problems and satisfying their IT needs.

VEI CHN Group has been serving in IT business sectors for over 15 years, focusing on POS maintenance and support to retail sector. The VEI CHN Group will continue its key business and seek to expand its client base to gain more market share in PRC and Hong Kong SAR.  When and if SINO has sufficient funding SINO may consider acquiring companies in the Asia Pacific region with similar business, subject to financial wherewithal to do so and subject to a suitable and affordable acquisition opportunity. The operating subsidiaries will also cooperate with strategic partners in the local markets to secure and provide maintenance services to major retail customers and as a basis for attempting to expand our business in our markets.

Competition

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

Some of our competitors in our industry have substantially greater capital resources than we have and, operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. Since they are affiliated with financial institutions or banks, these competitors do not incur the costs associated with being sponsored by a bank for registration with card networks and they can settle transactions quickly for their own merchants. We do not, however, currently contemplate acquiring or merging with a financial institution in order to increase our competitiveness.

Security of Computer Networks

We maintain certain computer networks, computer systems and databases in connection with our business operations and services.  We use readily available security programs to protect these systems and databases and we periodically review security measures.   Any security system or program may be vulnerable to hacking or security breaches, especially since hacking and malicious programs are constantly evolving to overcome new security measures. Like any company’s computer and network systems and databases, our systems and databases could be vulnerable to security hacking or malicious programs. We have not experienced any significant security breaches or problems as of the date of this Amendment.

Key Personnel

The following personnel are considered critical to our operations: Kenneth Tan and Benny Lee, who provide executive management services and strategic direction.  We do not have key man insurance to fund replacement of any key personnel.  We also frequently use third party consultants acting as independent contractors to assist in the completion of various projects, which consultants are usually hired on a project-by-project basis. Third parties are instrumental to keep the development of projects on time and on budget.  Reliance on independent contractors is common in technology services businesses.  We do not anticipate and have not experienced any significant problem in securing needed technical expertise, but the inability to secure needed technical expertise is a risk faced by IT service companies like our company.

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

Government Regulation

We are not currently subject to direct Chinese, United States federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce and the U.S. securities laws applicable to the Company. However, the Internet is increasingly popular and essential on a global basis. As a result, it is possible that a number of international and local laws and regulations may be adopted with respect to the Internet applications and transactions, including ones used in or serviced by our service. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Existing and future laws and regulations governing the privacy of end user’s or their customers’ information is or may become part of the regulatory burden of conducting our business lines.  We do not provide our services in the U.S. as of the date of this Amendment, but the global nature of the Internet and e-commerce and financial transactions means that any company may become subject from time to time to foreign laws on privacy, financial regulation, business regulation or tax law.

We are not certain how our existing business may be affected by the application of existing, evolving laws, or extension of foreign laws to our operations and,  governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place, including areas affecting our business lines. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation or regulatory costs or increased service delivery costs. In addition, because our services could be available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. Our failure to qualify a business in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

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

Employees

We have more than 180 full time employees, including officers of the Company and including employees and officers of VEI CHN and its subsidiaries.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. Any investor should carefully consider the risks described below, together with all of the other information included in this Amendment, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer or be undermined. In that case, the trading price of our common stock could decline, and any investor may lose all or part of the investor’s investment. You should read the section entitled “Special Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Amendment.

Risks Related to Our Business

Because we have a limited operating history with VEI CHN and we have experienced changes in management, we may not be able to successfully manage our business or achieve profitability.

Our operating income and assets are not significant, especially in light of the numerous competitors in our industry and the fact that many of those competitors have substantially greater technical and financial resources, market share, broader geographical market reach, brand recognition, customer loyalty and strategic alliances than our company.  We are vulnerable to larger competitors targeting our services, and the ability of our competitors to undercut our pricing for sustained periods.  With limited resources and funding, our company cannot afford to engage in any pricing competition because we require profits in order to sustain our business. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of our services and the extremely competitive environment in which we will operate. Our performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing profitability in the evolving, highly competitive IT industries. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.

Our company has had changes in management in the past three years and such changes are not conducive to continuity of business or business strategies and are disruptive to business operations.  If we do not maintain a stable, competent management team in our service, our company may fail or fail to achieve profitability.

Our industry is highly competitive and if we are unable to compete successfully, our business will be harmed or fail.

The industry of our service are global as well as local and with numerous competitors in every market and region.  Further, many customers have or may develop or acquire the capability to provide our services and products in house, especially with the development of software and other technologies that eliminate or reduce the need for customers to use outside services like our company. Moreover, we believe foreign competitors and competitors with operations or subcontractors in countries such as South Korea and India may become an increasing source of competition, due largely to their access to low-cost, high-skilled labor and low cost software and technological development resources. If we are unable to compete successfully against current or future competitors in the industry, our expected revenues, margins and market share could be adversely affected, any of which could significantly harm our business or even our survival.  We do not possess the resources to withstand any sustained downturn in business or extensive competition aiming our customer base.

Our success depends on certain key personnel.

Our performance to date has been and will continue to be largely dependent on the talents, efforts and performance of our senior management and key technical personnel, who generally have, in our opinion, significant experience with our company and substantial relationships and reputations within the industry of our service. Certain of our executive officers and top technical personnel may enter into employment and noncompetition agreements. However, while it is customary in the industry to use employment agreements as a method of retaining the services of key executive personnel, these agreements do not guarantee us the continued services of such employees. We do not currently have an employment agreement with our key personnel, or with most of our key technical and engineering personnel. The loss of our executive officers or our other key personnel, particularly with little or no notice, could cause delays on business developments and projects and could have an adverse impact on our customers and industry relationships, our business, operating results or financial condition.  While we may rely on independent contractors or consultants for technical needs, we may also experience an inability to hire such expertise in the future.  The job market for experienced IT personnel is competitive in PRC and Hong Kong SAR as well as globally. We also lack the resources or funding to match more established competitors compensation packages for the kind of personnel that is critical to our company’s survival and success.

We rely on highly skilled and qualified personnel, and if we are unable to continue to attract and retain such qualified personnel it will adversely affect our business.

Our success depends to a significant extent on our ability to identify, attract, hire, train and retain qualified creative, technical and managerial personnel or to contract with such personnel as independent contractors.  We expect competition for personnel with the specialized technical skills needed to create our products and provide our services will continue to intensify in our business because commerce’s reliance on technology increases in order to meet the competitive need for operational efficiencies and related automation and connectivity. We plan to hire individuals on a project-by-project basis, and individuals who work on one or more projects for us may not be available to work on future projects. If we have difficulty identifying, attracting, hiring, training and retaining such qualified personnel, or incur significant costs in order to do so, our business and financial results could be negatively impacted.

We may not be able to successfully implement our strategies of expanding in our industry, effectively or at all.

A key feature of our growth strategy is to expand our existing services in PRC and Hong Kong SAR.   This strategy requires us to leverage the talents of our key personnel, their experience and developing and protecting any market share or any proprietary rights. As a company, however, we have limited financial resources to accomplish these goals.   Entry into these businesses or into new markets presents significant challenges and subjects our business lines to significant risks, including those risks set forth in these Risk Factors. The inability to successfully manage these challenges could adversely affect our potential success in these businesses. Such failure would significantly limit our ability to grow our business and could deplete our working capital and limit our ability to operate or pursue new businesses or new markets.  We may lack the revenues and funding to pursue our business, which could doom our business to failure or a restructuring to a more limited business.

Our successful pursuit of profitable business faces various risks and challenges, including:

*

the success of our business will be primarily dependent on customer acceptance of our services and products, which is extremely difficult to predict;

*

achieving sustainable operating revenues sufficient to support our business;

*

the business can be capital-intensive and our capacity to generate cash from our operations may be insufficient to meet our anticipated capital requirements, especially the capital needs of penetrating and developing the our services;

*

technological developments could render obsolete our technologies, services and products and undermine our industry;

*

the need to access expertise and technical resources in each market in which we may operate presents high capital costs that may be beyond our ability to fund;

*

we may be unable to compete for or afford key personnel in our industry that pays a premium for talent, especially since our common stock has a limited market price and limited liquidity;

*

 strikes by one or more of the labor unions or similar groups that may provide personnel essential to our operations, or a shortage of qualified personnel, could delay or halt our business operations;

*

technologies and customer tastes and demands can shift or change unexpectedly in the rapidly evolving our industry and we may lack the wherewithal to respond to such changes; and

*

acquisitions we pursue in our industry and related industries could result in operating difficulties, dilution to our shareholders and other consequences harmful to our business.  Integration of new acquisitions can undermine a acquiring company’s business strengths by diluting resources and manpower and imposing operational losses.

As part of our growth strategy, and if we attain funding and stability and profitability in our core business, we may selectively pursue strategic acquisitions in our industry and related industries. We may not be able to consummate such acquisitions, or efficiently integrate new businesses into our existing business, which could adversely impact our growth. If we do consummate acquisitions, integrating an acquired company, business or technology may result in unforeseen operating difficulties and expenditures, including:

*

increased expenses due to transaction and integration costs;

*

potential liabilities of the acquired businesses;

*

potential adverse tax and accounting effects of the acquisitions;

*

diversion of capital and other resources from our existing business;

*

diversion of our management’s attention during the acquisition process and any transition periods;

*

loss of key employees of the acquired businesses following the acquisition or inability of existing management to manage newly acquired businesses; and

*

inaccurate budgets and projected financial statements due to inaccurate valuation assessments of the acquired businesses.

Interruption or failure of our computer systems could impair our ability to effectively and timely provide our services and products, which could damage our reputation and have an adverse impact on our operating results.

Our future success is significantly dependent on our ability to provide services and deliverables that consistently meet our customers’ needs. We may rely on contractors and their software applications, hardware and other information technology and communications systems for the development and provision of our services and deliverables to customers.

Our services, deliverables and products may be vulnerable to damage or interruption from earthquakes, hurricanes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events.  Like all companies in the industry, we are also vulnerable to hackers and destructive computer programs.  The expertise of hackers is constantly evolving and no system is absolutely secure from hackers or malicious software programs.

We cannot predict the effect that rapid technological change may have on our business or industry.

Our industry is rapidly evolving, primarily due to technological developments. The rapid growth of technology prevents us from being able to accurately predict the overall effect that technological growth may have on our potential revenue and profitability. This requires us to either develop these capabilities by acquiring or developing our own intellectual property rights, which can result in substantial research and development costs and substantial capital expenditures or to purchase third-party licenses, which can result in significant expenditures. In the event we seek to obtain third-party licenses, we cannot guarantee that they will be available or, once obtained, will continue to be available on commercially reasonable terms, or at all. If we are unable to develop and effectively market new technologies that adequately or competitively address the needs of changes in our industry, it could have an adverse effect on our business and growth prospects.

Our revenue may be adversely affected if we fail to protect any essential proprietary rights or fail to enhance or develop new technology.

If we are unable to license third party technologies or develop our own proprietary technologies in response to the demands of our services, we may be unable to compete in the industry and we may fail.   With our limited financial resources, we may be unable to attain or develop needed technologies required to be profitable or competitive.

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

Third-party technology licenses may not be available to us in the future.

We may rely on certain technology that we license from third parties, including software. These third-party technology licenses may not in the future be available to us on commercially reasonable terms, or at all. The loss of any of these technology licenses could result in delays in performance of work until we identify, license and integrate equivalent technology, and we may not be able to identify, or license any such equivalent technology in a timely manner or at all. Any resulting delays in a performance could damage our reputation and result in a decrease in our revenues during the period of delay, either of which could materially adversely affect our business, operating results and/or financial condition.

We need additional and ongoing financing to fund our operations, which we may not be able to obtain on acceptable terms or at all. Additional capital raising efforts in future periods will be dilutive to our then current stockholders or result in increased interest expense and debt load in future periods.

We may need to raise additional and ongoing working capital to fund our plans to invest in current business development, sustain current operations or marketing initiatives and possible future acquisition of the operating assets. Our future capital requirements depend on a number of factors, including our ability to manage any growth of our business and our ability to control our expenses. Also, if we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders will probably experience significant dilution due to the “penny stock” status of the SINO Common Stock.

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

A decline in Hong Kong or PRC, or regional or global, economic conditions could lead to a decrease in customer discretionary spending, which in turn could adversely affect demand for our services. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in customers’ demand away from our services and products or make competitors’ services and products more attractive and more affordable. Such events could cause a decrease in the demand for our services and products, which would have an adverse effect on our profitability and operating results.

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

Because of the nature of our products and services, we face an inherent business risk of exposure to product or service related liability claims arising from the claimed failure of our products or services, whether proprietary or licensed, to perform as intended and the resulting damages or harm to customer’s computer, network, e-pay or information systems, including cybersecurity breach claims and end user privacy claim liabilities.  We do not have insurance coverage for product and service liabilities, but we intend to obtain such insurance coverage upon receipt of sufficient funding or revenues from operations to afford such insurance coverage.  The absence of product and service liability insurance could impose significant liabilities on our company and result in its failure.

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

Our Common Stock has been quoted on the OTC Markets Group, Inc. Pink quotation system (“OTC Pink Sheets”) under the trading symbol “SNPY.” since March 18, 2013. Because we are quoted on the OTC Pink Sheets, SINO Common Stock is less liquid, receives less or no coverage by security analysts and news media, and generates lower prices than might otherwise be obtained if they were listed on a national securities exchange or NASDAQ.  Since we are delinquent in our Exchange Act filings with the SEC, there is a “limited information” warning on our Common Stock by the OTC Markets Group.  Further, since we are delinquent in Exchange Act reports with the SEC, the SEC may deregister us under Section 12(j) of the Exchange Act and such deregistration would substantially undermine or eliminate the liquidity and trading our Common Stock  in the U.S.  Deregistration could render our Common Stock worthless.   While we are endeavoring to file all past due Exchange Act filings by December 2015, the failure to timely file creates the violation that allows the SEC to deregister our Common Stock under the Exchange Act.  We have sent a letter, dated October 1, 2015, to the SEC that sets forth our schedule for filing past due Exchange Act filings.  We received a deficiency letter for Exchange Act report filings from the SEC, dated October 29, 2013, but we have not received any further SEC communication on late Exchange Act filings.

Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market than the OTC include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our Common Stock listed.

The market price for our Common Stock can be volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history of our services and lack of sustained profits which could lead to wide fluctuations in our share price.

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

We are delinquent in our SEC filings under the Exchange Act and as such there is not adequate information available for investors to make prudent investment decisions about our Common Stock or to evaluate our services.

While we intend to become current in all Exchange Act filing obligations in December 2015, we are not current in those filings and such delinquency means there is inadequate information for investors to evaluate an investment in our common stock or to evaluate our business and its prospects.

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

Regulations

Inapplicability of the 2012 JOBS Act

Upon review, we have determined that we are not eligible for classification as an “Emerging Growth Company” under the Jumpstart our Business Start-ups Act of 2012 (“JOBS Act”) due to the fact that shares were issued by us under the Form SB-2 Registration Statement (Commission File Number #333-147493; filed on November 17, 2007) by China Soaring, Inc., the former name of the Company.  Our Annual Report on Form 10-K,  as filed with the Commission on November 5, 2015, had erroneously stated that we were eligible as an “Emerging Growth Company” but would not avail ourselves of certain reduced or delayed disclosure options for Emerging Growth Company under the JOBS Act.  We do not qualify as an “Emerging Growth Company” and do not qualify for any of the reduced or delayed disclosure options available to an Emerging Growth Company and as summarized below.

The JOBS Act provides scaled disclosure provisions for an eligible Emerging Growth Company,  including, among other things: (a) permitting an Emerging Growth Company to include only two years of audited financial statements in a registration statement filed under the Securities Act of 1933 for an initial public offering of common equity securities; (b) allowing an Emerging Growth Company to comply with the smaller reporting company version of Item 402 of Regulation S-K (Executive Compensation); and (c) removing the requirement that our independent registered public accounting firm attest to the effectiveness of Emerging Growth Company’s internal control over financial reporting in accordance with Section 404(b) of the Sarbanes-Oxley Act of 2002. The JOBS Act also exempts an Emerging Growth Company  from the following additional compensation-related disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act: the advisory “say-on-pay” vote on executive compensation required under Section 14A(a) of the Exchange Act; the Section 14A(b) requirements relating to shareholder advisory votes on golden parachute compensation; the Section 14(i) requirements for disclosure relating to the relationship between executive compensation and financial performance of the issuer; and the requirement of Dodd-Frank Act Section 953(b)(1), which will require disclosure as to the relationship between Chief Executive Officer and median employee pay. Under Section 102(b)(1) of the JOBS Act, "Emerging Growth Companies" can also delay adopting new or revised accounting standards until such time as those standards apply to private companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

This Annual Report on Form 10-K/A Amendment Number One is filed in response to Commission comments, dated November 13, 2015,  on the initial Annual Report on Form 10-K that was filed with the Commission on November 5, 2015.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock was quoted on the OTC Bulletin Board since October 29, 2008, and was originally traded under the symbol “CHIJ.OB.”. On December 17, 2008, our common stock began trading under our current symbol of “SNPY.OB.”. Since March 18, 2013, SINO Common Stock is quoted on OTC Pink Sheets under the trading symbol “SNPY.” The trading symbol has a limited financial information warning symbol. The CUSIP number for our common stock is 829348200. Because we are quoted on OTC Pink Sheets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as quoted on the OTC Pink Sheets. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

Dividend Policy

We have paid cash dividends on our Common Stock for the years ended December 31, 2014 and 2013 amounts to $0 and $234,359, respectively. While we have declared and paid dividends in the past, and we intend to do so in the future, our financial condition may require us to retain future earnings for overhead and business development costs. As such, investors should not invest in our Common Stock on the assumption that it will pay a regular or periodic dividend.

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

The Company does not have a current equity compensation plan.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this Amendment. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

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

Specifically the Company’s business is to be a provider of IP processing services in Asia to bank card-accepting merchants. We market our services to local merchants with regional retail locations across Asia Pacific as potential customers of their IP and related credit card and debit card processing systems. We offer interoperability through what is envisioned as a highly efficient infrastructure and perceived exceptional knowledge of the IP processing market through our SinoPay GPP platform. The SinoPay GPP system facilitates the processing of all major credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and will be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. SINO intends to deploy the SinoPay GPP platform throughout Asia with a focus on China, Hong Kong, Thailand, Philippines, Malaysia, Korea, and Japan.

As of the date of this Amendment, we still have not sold or implemented any IP Business to any customer.  Our current focus is on growing the IT Business because of our judgment that IT Business presents a more promising segment for growing our revenues and attaining sustained profitability.  While we will continue our efforts to sell the IP Business products and services, the IP Business will be more in the order of an optional product and service line, or a lead sales enticement for the IT Business, until we have sufficient funds or revenues to aggressively market and sell IP Business products and services.  Since we are focused on the retail sector, the offering of IT Business with an IP Business complementary offering makes sense in terms of fully leveraging all of our capabilities. As of the date of this Amendment, the IT Business and IP Business are separate customer offerings and we have not made any progress in integrating IT Business and IP Business beyond offering them as menu of available services and products.  Enhancements to the functions of the IP Business products may be required to make them more attractive to the market. When and if we can attain sufficient revenues and/or funding, and subject to then current market demand, we may seek to offer a package of integrated IP Business and IT Business products and services as well as enhanced functionality for our IP Business products.

One factor affecting our IP Business is that POS customers tend to be sensitive to whether a POS provider is a long term provider of systems, services and maintenance.  In light of our lack of any financial performance in the IP Business, and the public availability of our financial information,  as well as the lack of a prominent brand presence in our markets, we will probably have to significantly improve our financial and business performance to reassure prospective IP Business customers of our staying power as a provider of POS products, systems, and services and to fund the sort of sustained marketing and sales campaigns to increase the end users’ awareness of IP Business brand and capabilities.  Such campaigns are beyond our current financial wherewithal and may not be possible in fiscal year 2016.

Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry.  A general trend affecting our IT Business is the trend of increasing competition for skilled labor.  With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets.  We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail.  We have not experienced any significant problems in recruiting necessary skilled workers in fiscal year 2014 or in year 2015 to date.

A common problem in the IT Business is retaining skilled workers throughout the duration of a project.  Due to the global nature of the IT Business and the growing demand for skilled IT Business workers, a skilled IT business worker can often readily find higher paying positions with competitors, whether local or foreign.  While we have not experienced retention problems due primarily to our focus on smaller, shorter term IT business projects, we may experience retention of skilled worker problems if we grow our IT Business and undertake longer term, more complex IT business projects for customers.

IT Business is often affected by general economic conditions.  During periods of economic growth, customers general spend more for IT Business products and services.  During periods of economic contraction or uncertainty, such spending generally decreases or is deferred.   As such, the prospective business for our IT Business is generally greater during periods of economic growth or stability in Hong Kong or China and decreases during periods of economic decline or uncertainty in Hong Kong and China.

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing.  We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2014 or fiscal year 2015 to date, but we perceive that the expansion of cloud computing could allow foreign customers to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core market.   We find it more difficult to compete for IT Business in Hong Kong and China if customers of IT Business elect to have cloud computing companies manager, repair and enhance IT Business products, software and systems.  The growth of cloud computing coupled with IT Business products and services as a ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets.

The nature of our IT Business is such that our most significant current asset is accounts receivable.  Our most significant current liabilities are payroll related costs, which are generally paid either every two weeks or monthly. If the demand for our IT Business products and services increases, we may generally see an increase in our working capital needs, as we continue to pay our workers on a weekly or monthly basis while the related accounts receivable are outstanding for much longer than normal payment cycle, which may result in a decline in operating cash flows. Conversely, as the demand for our IT Business products and services declines, we may generally see a decrease in our working capital needs, as the existing accounts receivable are collected and not replaced at the same level, resulting in a decline of our accounts receivable balance, with less of an effect on current liabilities due to the shorter cycle time of the payroll related items. This may result in an increase in our operating cash flows; however, any such increase would not be sustainable in the event that a local or global economic downturn continued for an extended period.

In order for us to attain sustained success in the near term, we must continue to maintain and grow our customer base, provide high-quality service and satisfaction to our existing clients, and take advantage of cross-selling opportunities within and between the IT Business and IP Business. In the current economic environment, we must provide our customers with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced a more demand for our IT Business products and services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins for fiscal year 2015 and over the longer term.

The increasing need for cybersecurity products and technologies may be a future weakness of our business plan.  We do not have a current cybersecurity product and service line beyond consultants engaged to provide cybersecurity services.  Cybersecurity companies may have an advantage over our business model in the future in that cybersecurity companies could leverage their cybersecurity offerings to also sell IT Business services and products that compete with our IT Business products and services.

Recapitalization

See “Recapitalization” on page 6 of this Amendment.

Principal business

The principal business of VEI CHN for more than 15 years is to provide the IT Business, primarily to leading retailers in Hong Kong SAR, Macau SAR and PRC.  The primary services and products of the IT Business are:

a)

Systems maintenance and related service

VEI CHN Group provides development, customization of software and hardware, enhancements thereto and maintenance services for installed POS system. VEI CHN Group market, sell and maintain its own brand POS software – edgePOS as well as 3rd party brands e.g. NCR / Retalix, which is one of the leading POS software in the market. These software can integrate with different IP systems.

Systems maintenance services consist of: i) software maintenance service, including software patches, software code revisions; ii) installing, testing and implementing software; iii) training of customer personnel for the use of software; and iv) technical support for software systems.

Other services include system installation and implementation including i) project planning; ii) System Analysis; iii) design of the entire system; iv) hardware and consumables selection advice and sales; and v) system hardware maintenance. These services typically consist of customer projects for NSO and IMAC for retail, and ad-hoc custom system projects for other business sectors. Our primary focus is the retail sector.

b)

Systems development and integration

VEI CHN Group provides value-added software, which integrate with customer owned or licensed software, and ad-hoc software development projects for other business sectors. Besides use of proprietary, custom software code, our services may from time to time license standard third party software programs..

With the completion of the Share Exchange and throughout fiscal year 2014, we are focusing and will focus its business in IT Business, and seek to expand its services to commercial customers in PRC and Asia Pacific Region. This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer order in our core markets of Hong Kong SAR and China than the IP Business.

With respect to the IP Business, the Company will seek to implement its IP Business and related credit card and debit card processing systems as part of an enhancement for the IT Business to the Retail Sector.

Financial Performance Highlights

The following are some financial highlights for the 2014:

•

Net revenue: Our net revenues were $3,588,387 for the year ended December 31, 2014, as compared to $2,769,028 for the year ended December 31, 2013, an increase of $819,359 or 29.6%.

•

Gross profit: Gross profit for the year ended December 31, 2014 was $1,296,645 or 36.1% of net revenues, as compared to $818,054 or 29.5% of net revenues, for the year ended December 31, 2013.

•

Income (loss) from operations: Our income from operations totaled $379,751 for the year ended December 31, 2014, as compared to loss from operations $103,924 for year ended December 31, 2013, a change of $483,675 or 465.4%.

•

Net income (loss): Our net income of $ 455,945 for the year ended December 31, 2014, compared to net loss $50,243 for the year ended December 31, 2013.

•

Basic and diluted net income per share was $0.02 for the year ended December 31, 2014.

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

(All amounts, other than percentages, in U.S. dollars)

	2014	2013	Change
	US$	US$	US$	%

NET REVENUES
Service income	3,588,387	2,769,028	819,359	29.6
COST OF SERVICES
Cost of service income	(2,291,742)	(1,950,974)	(340,768)	17.5
GROSS PROFIT	1,296,645	818,054	478,591	58.5
Operating expenses:
General and administrative expenses	(909,079)	(920,284)	11,205	(1.2)
Foreign exchange loss	(7,815)	(1,694)	(6,121)	361.3
INCOME (LOSS) FROM OPERATIONS	379,751	(103,924)	483,675	(465.4)
OTHER INCOME (EXPENSES)	220,171	89,988	130,183	144.7
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	599,922	(13,936)	613,858	(4,404.8)
INCOME TAXES	(143,977)	(36,307)	(107,670)	296.6
NET INCOME (LOSS)	455,945	(50,243)	506,188	(1,007.5)

Net revenues. Net revenues were $3,588,387 for the year ended December 31, 2014, as compared to $2,769,028 for the year ended December 31, 2013, an increase of $819,359 or 29.6%. This increase was primarily attributable to the increase in our revenue from 1) systems maintenance with revenue increasing from $2,313,914 for the year ended December 31, 2013 to $3,480,542 for the year ended December 31, 2014; and 2) systems development and integration with revenue increasing from $455,114 for the year ended December 31, 2013 to $107,845 for the year ended December 31, 2014.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff and overhead. Our cost of services increased to $2,291,742 or 63.9% of net revenues, for the year ended December 31, 2014, as compared to $1,950,974 or 29.5% of net revenues, for the year ended December 31, 2013, an increase of $340,768 or 17.5%. The increase in cost of services was mainly attributable to the increase in our contracting fees to suppliers and cost of technical staff, which is in line with the growing demand for our systems maintenance service.

Gross profit. Gross profit for the year ended December 31, 2014 was $1,296,645 or 36.1% of net revenues, as compared to $818,054 or 29.5% of net revenues, for the year ended December 31, 2013. The increase of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services in 2014, as compared with 2013.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $909,079 or 25.3% of net revenues, for the year ended December 31, 2014, as compared to $920,284 or 33.2% of net revenues, for the year ended December 31, 2013, a decrease of $11,205 or 1.2%. The primary reason for the decrease was attributable to a decrease of office rental expenses and depreciation offset by an increase in staff cost and professional expenses incurred in relation to our recapitalization.

Income (loss) from operations. As a result of the above analysis, our income from operations totaled $379,751 for the year ended December 31, 2014, as compared to loss from operations $103,924 for year ended December 31, 2013, a change of $483,675 or 465.4%.

Income taxes. The Company is subject to United States federal income tax at a tax rate of 34% on any revenues subject to U.S. taxation. No provision for income taxes in the United States has been made as the Company had no U.S. source income taxable in the United States for the year ended December 31, 2014 and 2013.

VEI CHN, VEI HKG and KDSL were formed in Hong Kong and subject to Hong Kong income tax at a tax rate of 16.5% for the year ended December 31, 2014. Our VEI SHG was formed in China and subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the “New EIT Law,” and its implementing regulations, both of which became effective on January 1, 2008. VEI SHG subject to an income tax rate of 25% for the year ended December 31, 2014.

Income taxes expense increased to $143,977, or 4% of net revenues, for the year ended December 31, 2014, as compared to $36,307 or 1.3% of net revenues, for the year ended December 31, 2013. The increase was primarily attributable the increase in net revenue and taxable income of the Company for the year ended December 31, 2014.

Net income (loss). As a result of the foregoing, we had a net income of $455,945 for the year ended December 31, 2014, compared to net loss $50,243 for the year ended December 31, 2013, as a result of the factors described above concerning higher revenue and relevant gross profits and lower in general administrative expenses.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $101,723.  The following table provides detailed information about our net cash flow for all financial years presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Year Ended
	December 31,
	2014	2013
	US$	US$
Net cash (used in) provided by operating activities	(143,043)	212,816
Net cash used in investing activities	(34,097)	(52,332)
Net cash provided by (used in) financing activities	275,311	(234,359)
Effect of exchange rate changes on cash and cash equivalents	(1,819)	1,179
Net increase (decrease) in cash and cash equivalents	96,352	(72,696)
Cash and cash equivalents at the beginning of year	5,371	78,067
Cash and cash equivalents at the end of year	101,723	5,371

Operating Activities

Net cash used in operating activities was $143,043 for the year ended December 31, 2014, which was a change of $355,859 from net cash provided by operating activities of $212,816 for the year ended December 31, 2013. The change in net cash (used in) provided by operating activities was primarily attributable to the following:

1)

Net income of $455,945 for the year ended December 31, 2014, compared to net loss of $50,243 for the year ended December 31, 2014; and

2)

A change of accounts receivable, accounts receivable from a related company and amounts due to related parties increased our operating cash balances by $187,542, $262,358 and $233,292 respectively; offset by

3)

A change of other payables and accrued liabilities, accounts payable and amounts due from related parties decreased our operating cash balances by $595,455, $269,103 and $426,947 respectively.

Investing Activities

Net cash used in investing activities decreased to $34,097 in the year ended December 31, 2014, which was an increase of $18,235 from $52,332 for the year ended December 31, 2013. The increase in net cash used in investing activities was attributable to the purchase of plant and equipment by $34,097 for the year ended December 31, 2014.

Financing Activities

Net cash provided by financing activities was $275,311 in the year ended December 31, 2014, which was a change of $509,670 from net cash used in financing activities of $234,359 for the year ended December 31, 2013. The change was attributable to cash generated by the issue of share capitals and net decrease in subscription receivable for the year ended December 31, 2014 amounts to $18,900 and $256,411, while cash used from $234,359 dividends paid for the year ended December 31, 2013.

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

The consolidated financial statements include the accounts of SINO Payments, Inc. and the following subsidiaries:

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

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2014 and 2013, there was a $0 and $117 allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

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

	2014	2013
	US$	US$
NET REVENUES
Service income
systems development and integration	107,845	455,114
systems maintenance	3,480,542	2,313,914
	3,588,387	2,769,028

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

Year ended	December 31, 2014	December 31, 2013
RMB : USD exchange rate	6.2505	6.0574
Average period ended
RMB : USD exchange rate	6.1956	6.1402

Year ended	December 31, 2014	December 31, 2013
HKD : USD exchange rate	7.800	7.800
Average period ended
HKD : USD exchange rate	7.800	7.800

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

•

There was a lack of controls over the control environment in that the Board of Directors was comprised of three members who were officers of the Company.  While the Company has added independent directors, and the Company Board of Directors established an Audit Committee on October 29, 2015, the Company is still endeavoring to establish adequate and full internal controls and corporate governance programs to ensure compliance with all corporate and financial requirements. There was no Audit Committee to the Company Board of Directors in the year covered by this Annual Report on Form 10-K, as amended, and no independent directors.

The Company is late in filing all required reports under the Exchange Act.  The Company is endeavoring to file all late Exchange Act reports by December 2015.

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

Footnote:

(1)

On April 10, 2015, Raymond Lee resigned as a member of the SINO’s Board.

(2)

On August 26, 2013, Bella Tsang was appointed as a Secretary and Director of the Company; and on June 25, 2015, she was appointed as a Treasurer and principal financial officer of the Company; and on November 5, 2015, she was resigned as Treasurer and principal financial officer of the Company.

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

Audit Committee and Audit Committee Financial Expert

The Company did not have an audit committee or an audit committee financial expert in fiscal year 2014 (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. We created an Audit Committee on October 29, 2015.  With respect to fiscal year 2014, all of the current members of the Board of Directors lacked sufficient financial expertise or independence for overseeing financial reporting responsibilities.  The Company has not yet determined whether any appointed members of the Audit Committee are a financial expert.  The Company is exploring and will explore the recruitment of qualified independent directors to serve as members of and qualified to serve as members of an Audit Committee if none of the current appointees prove to be a financial expert.

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

		December 31, 2014
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Matthew Mecke (3) Unit T25, GF Bangkok Bank Building 18 Bonham Strand West Sheung Wan, Hong Kong	Common	-	-
Raymond Lee (4) House 22, Capri Villa 136 Yuen Kong Sun Tsuen Pat Heung, N.T. Hong Kong	Common	-	-
Kenneth Tan (5) Block A1 35h Fl The Beverly Hills 6 Broadwood Hong Kong	Common	1,424,500	5.28%
Bella Tsang (6) 7/F., Darton Tower 142 Wai Yip St Kwun Tong, Kowloon Hong Kong	Common	8,473,745	31.43%
Alex Chan (7) 7/F., Darton Tower 142 Wai Yip St Kwun Tong, Kowloon Hong Kong	Common	-	-
Johan Pehrson (8) 3 Westerbergs Gata Halmstad, Sweden 30226	Common	25,000	0.09%
Edmund Yeung (9) Flat C, 7/F Phase I Kingsford Ind. Bldg 26-32 Kwai Hei St Kwai Chun, N.T. Hong Kong	Common	-	-
All Officers and Directors as a Group	Common	9,923,245	36.81%

Other Beneficial Owners
CEDE & Co PO Box 20 Bowling Green Station, New York, NY, 10004 USA	Common	7,039,155	26.11%

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

Additional Information About SINO

SEC Reports and Additional Information about the Company

SINO is subject to the informational and reporting requirements of the Exchange Act and, in accordance with this law, files annual, quarterly and current reports, proxy statements and other information with the SEC. One can read and copy the SINO’s SEC filings, including its financial statements, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site known as “EDGAR” and that contains our SEC reports, proxy and information statements, and other information at www.sec.gov.  The Company is delinquent in filing certain Exchange Act reports on Form 10-Q and Form 10-K.  The Company is endeavoring to file these Exchange Act reports in November and December 2015.

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

SINO PAYMENTS, INC.

Dated: December 7, 2015

s/ Kenneth Tan

By: Kenneth Tan

Its: President, CEO

(Principal executive officer)

/s/ Channing Au

By: Channing Au

Its: Chief Financial Officer

(Principal financial and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Tan	President, Chief Executive Officer, and Director (Principal Executive Officer)	December 7, 2015

/s/ Bella Tsang	Director and Secretary	December 7, 2015

/s/ Matthew Mecke	Director	December 7, 2015

/s/ Johan Pehrson	Director	December 7, 2015

/s/ Edmund Yeung	Director	December 7, 2015

/s/ Channing Au	Chief Financial Officer and Treasurer	December 7, 2015
(Principal financial and accounting officer)

SINO PAYMENTS, INC.

FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SINO PAYMENTS INC.

We have audited the accompanying consolidated balance sheets of Sino Payments Inc. and subsidiaries as of December 31, 2013 and 2014 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of the Company and subsidiaries as of December 31, 2013 and 2014 and the consolidated results of their operations and cash flows for the year ended December 31, 2013 and 2014, in conformity with U.S. generally accepted accounting principles.

/s/ AWC (CPA) Limited

AWC (CPA) Limited

Hong Kong, China
November 3, 2015 Except for note 14 and 15 dated December 7, 2015

SINO PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS	US$	US$
		(Retroactive Restated)
CURRENT ASSETS
Cash	101,723	5,371
Accounts receivable, less allowance for doubtful accounts	607,616	617,735
Accounts receivable from a related company, net	-	132,071
Amounts due from related parties	1,666,635	944,116
Other receivables and prepayments	66,228	39,264
Deferred tax assets	34,877	34,877
Total current assets	2,477,079	1,773,434

NON-CURRENT ASSETS
Plant and equipment, net	114,353	140,437

Total assets	2,591,432	1,913,871

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	147,364	235,481
Other payables and accrued liabilities	1,286,435	1,174,402
Deferred income	157,074	158,049
Amounts due to related parties	397,600	490,900
Total current liabilities	1,988,473	2,058,832

NON-CURRENT LIABILITIES
Deferred tax liabilities	6,676	6,676

Total liabilities	1,995,149	2,065,508

Commitment and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 26,956,930 and 26,566,930 shares issued and outstanding, respectively	270	266
Additional paid-in capital	177,769	119,273
Subscription receivable	(19,143)	(256,411)
Retained earnings	457,811	1,866
Accumulated other comprehensive loss	(20,424)	(16,631)
Total shareholders’ equity	596,283	(151,637)

Total liabilities and shareholders’ equity	2,591,432	1,913,871

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
	US$	US$
		(Retroactive Restated)
NET REVENUES
Service income	3,588,387	2,769,028

COST OF SERVICES
Cost of service income	(2,291,742)	(1,950,974)
GROSS PROFIT	1,296,645	818,054

OPERATING EXPENSES:
General and administrative expenses	909,079	920,284
Foreign exchange loss	7,815	1,694
TOTAL OPERATING EXPENSES	(916,894)	(921,978)

INCOME (LOSS) FROM OPERATIONS	379,751	(103,924)

OTHER INCOME (EXPENSES):
Interest income	171	212
Interest expense	(488)	(3,830)
Loss on settlement of debt	-	(120,097)
Gain on forgiveness of accounts payable	35,971	36,690
VAT refund	40,443	18,034
Management fee income	131,821	158,861
Others	12,253	118
Total other income (expenses), net	220,171	89,988

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	599,922	(13,936)

INCOME TAXES	(143,977)	(36,307)
NET INCOME (LOSS)	455,945	(50,243)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(3,793)	(24,537)

COMPREHENSIVE INCOME (LOSS)	452,152	(74,780)

Net income (loss) per share, basic and diluted	0.02	(0.00)

Weighted average number of shares outstanding	26,569,067	24,690,431

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

 (Retroactive Restated)

	Common stock		Additional paid-in capital	Subscriptions Receivable	Retained earnings (accumulated deficit)	Accumulated other comprehensive income
	Share	Amount					Total

January 1, 2013	24,000,030	240	(159,574)	-	77,854	7,906	(73,574)
Net loss	-	-	-	-	(50,243)	-	(50,243)
Effect of reverse merger	-	-	(208,614)	-	208,614	-	-
Dividends	-	-	-	-	(234,359)	-	(234,359)
Issuance of common shares for cash	1,566,900	16	231,886	(210,826)	-	-	21,076
Shares issued for debt settlement	1,000,000	10	209,990	-	-	-	210,000
Foreign currency translation adjustment	-	-	-	-	-	(24,537)	(24,537)
December 31, 2013	26,566,930	266	73,688	(210,826)	1,866	(16,631)	(151,637)

January 1, 2014	26,566,930	266	73,688	(210,826)	1,866	(16,631)	(151,637)
Net profit	-	-	-	-	455,945	-	455,945
Settlement of subscriptions receivable	-	-	45,585	210,826	-	-	256,411
Issuance of common shares for cash	253,618	3	38,040	(19,143)	-	-	18,900
Shares issued for debt settlement	136,382	1	20,456	-	-	-	20,457
Foreign currency translation adjustment	-	-	-	-	-	(3,793)	(3,793)
December 31, 2014	26,956,930	270	177,769	(19,143)	457,811	(20,424)	596,283

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
	US$	US$
		(Retroactive Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	455,945	(50,243)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation	52,819	54,664
Loss on disposal of plant and equipment	5,388	115
Loss on settlement of debt	-	120,097
Write-off of accounts payables	(35,971)	(36,690)
Deferred income taxes	-	36,307
Changes in operating assets and liabilities
Accounts receivable	10,119	(177,423)
Accounts receivable from a related company	132,071	(130,287)
Other receivables and prepayments	(26,964)	(5,946)
Amounts due from related parties	(722,519)	(295,572)
Accounts payable	(31,689)	237,414
Other payables and accrued liabilities	112,033	707,488
Deferred income	(975)	79,484
Amounts due to related parties	(93,300)	(326,592)
Net cash (used in) provided by operating activities	(143,043)	212,816

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(34,097)	(52,332)
Net cash used in investing activities	(34,097)	(52,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issued share capitals	18,900	-
Subscription receivable	256,411	-
Dividends paid	-	(234,359)
Net cash provided by (used in) financing activities	275,311	(234,359)

EFFECT OF EXCHANGE RATE ON CASH	(1,819)	1,179
INCREASE IN CASH	96,352	(72,696)
CASH, beginning of year	5,371	78,067
CASH, end of year	101,723	5,371

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	(488)	(3,830)
Cash received for interest	171	212
Cash paid for income taxes	(2,254)	-

NON-CASH FINANCING AND INVESTING ACTIVITIES
Common shares issued for line of credit – related party	-	21,076
Common shares issued for subscription receivable	-	210,826
Common shares issued for forgiveness of accounts payable	20,457	210,000
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

Consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) (i.e. SNPY) but as a continuation of the financial statements of the legal subsidiary (accounting acquirer) (i.e VEI CHN), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Therefore the consolidated financial statements are those of VEI CHN as of and for the years ended 2013 and 2014. On the other hand, the comparative information on shareholders’ equity presented in those consolidated financial statements is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).

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

	Place of incorporation	Ownership percentage
Sino Payments, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
Ke Dao Solutions Limited	Hong Kong	100%

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

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2014 and 2013, there was a $0 and $117 allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

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

	2014	2013
	US$	US$
NET REVENUES
Service income
systems development and integration	107,845	455,114
systems maintenance	3,480,542	2,313,914
	3,588,387	2,769,028

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

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the years ended December 31, 2014 and 2013 were approximately $1,517 and $18,077, respectively.

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

Year ended	December 31, 2014	December 31, 2013
RMB : USD exchange rate	6.2505	6.0574
Average period ended
RMB : USD exchange rate	6.1956	6.1402

Year ended	December 31, 2014	December 31, 2013
HKD : USD exchange rate	7.800	7.800
Average period ended
HKD : USD exchange rate	7.800	7.800

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

Note 3 - Accounts receivable

Accounts receivable as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
	US$	US$
Accounts receivable	607,616	749,923
Allowance for doubtful accounts	-	(117)
	607,616	749,806

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

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 4 - Other receivables and prepayments

Other receivables and prepayments as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
	US$	US$
Prepaid expense	7,611	11,390
Rental deposits	25,969	16,167
Others	32,648	11,707
	66,228	39,264

Note 5 – Plant and equipment, net

Plant and equipment consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	US$	US$
Leasehold improvements	37,849	39,035
Computer equipment	125,844	120,255
Computer software	157,448	145,075
Office furniture and equipment	42,285	46,650
Total	363,426	351,015
Less: accumulated depreciation	(249,073)	(210,578)
Plant and equipment, net	114,353	140,437

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $52,819 and $54,664, respectively.

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

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 7 – Other payables and accrued liabilities

Other payables and accruals consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	US$	US$
Accrual	517,711	519,509
Income taxes payable	140,474	-
Other payables	242,896	202,260
Amount due to director	385,354	452,633
	1,286,435	1,174,402

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

Other payables included the amount due to Mr. Benny Lee (Note 11 (vi)) amounted to $194,630 and $194,415 as of December 31, 2014 and 2013, respectively.

Note 8 – Deferred income

Deferred income consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	US$	US$
Service fees received in advance	157,074	158,049

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

The Company’s income tax expense consisted of:

	Year ended December 31,
	2014	2013
	US$	US$
Current income tax	143,977	-
Deferred income tax	-	36,307
Income tax expense	143,977	36,307

A reconciliation of the income tax expense / (credit) applicable to income before tax using the applicable statutory rates for the jurisdictions in which the Company and its subsidiaries operated to the tax expense / (credit) at the effective tax rates are as follows:

	Year ended December 31,
	2014	2013
	US$	US$
Pre-tax income / (loss)	599,922	(13,936)

U.S. federal corporate income tax rate	34%	34%
P.R.C. corporate income tax rate	25%	25%
Hong Kong corporate income tax rate	16.5%	16.5%

Current tax computed at various jurisdiction rate	143,977	-
Deferred tax computed at various jurisdiction rate	-	36,307
Effective income taxes	143,977	36,307

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,
Deferred income tax assets:	2014	2013
	US$	US$
Net operating loss carry forwards	34,877	34,877
Less: Valuation allowance	-	-
	34,877	34,877

	December 31,
Deferred income tax liabilities:	2014	2013
	US$	US$
Depreciation allowances in excess of the related depreciation	6,676	6,676

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

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 11 – Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	December 31,
	2014	2013
	US$	US$
Due to a director - Ms. Bella Tsang (i)	385,354	452,633

Due from related parties
Value Exchange International Limited (ii)	1,420,862	721,028
TAP Services Inc., Philippines (iii)	241,543	223,088
TAP Technology (HK) Limited (iv)	4,230	-
	1,666,635	944,116

Due to related parties
Mr. Glen Henrickson (v)	-	4,876
TAP Technology (HK) Limited (iv)	397,600	486,024
	397,600	490,900
Mr. Benny Lee (vi)	194,630	194,415
	592,230	685,315

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Related party transactions:

	Year end December 31,
	2014	2013
	US$	US$
Value Exchange International Limited (ii)
Service income	17,598	549,377
Subcontracting fees	(37,838)	(29,127)
Consultancy fees	(40,353)	-

Rental expenses paid to TAP Technology (HK) Limited (iv)	(38,462)	(76,923)

Management fees received from
Value Exchange International Limited (ii)	131,821	158,861

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

	December 31,
	2014	2013
Operating lease commitment	US$	US$
Within 1 year	20,727	15,206

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

The following individual customer accounted for 10% or more of the Company’s revenues for the years ended December 31, 2014 and 2013:

	2014	2013
Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd.	49%	49%
Value Exchange International Limited	0.5%	20%

Individual customer accounts receivable that represented 10% or more of total accounts receivable as of December 31, 2014 and 2013 were as follows:

	Percentage of accounts receivable as of December 31,
	2014	2013
Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd.	29%	42%
Fujitsu Hong Kong Limited	24%	22%
Value Exchange International Limited	-	18%

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

2)

During May 2015, the Company issued 2,699,200 shares of common stock to two investors for cash proceeds at $0.19 per share.

3)

On September 7, 2015, the Company issued a bond to a director, Edmund Yeung in the amount of $320,513 which is unsecured, borne interest at 12% per annum, repayable on December 7, 2015 and to be extended to February 7, 2016. As of September 30, 2015, the loan amount and accrued interest are $320,513 and $2,430 respectively.

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 15 – Restatement

As a result of the restatement of the consolidated financial statements as of December 31, 2013, changes are shown in the following:

CONSOLIDATED BALANCE SHEETS

	2013	2013
ASSETS	Original	Restated

CURRENT ASSETS
Cash	-	5,371
Accounts receivable, less allowance for doubtful accounts	-	617,735
Accounts receivable from a related company, net	-	132,071
Amounts due from related parties	-	944,116
Other receivables and prepayments	-	39,264
Deferred tax assets	-	34,877
Total current assets	-	1,773,434

NON-CURRENT ASSETS
Plant and equipment, net	-	140,437

Total assets	-	1,913,871

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	98,786	235,481
Other payables and accrued liabilities	-	1,174,402
Deferred income	-	158,049
Line of credit – related party	33,338	-
Amounts due to related parties	4,876	490,900
Total current liabilities	137,000	2,058,832

NON-CURRENT LIABILITIES
Deferred tax liabilities	-	6,676

Total liabilities	137,000	2,065,508

Commitment and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 14,566,930 and 26,566,930 shares issued and outstanding, respectively	146	266
Additional paid-in capital	1,483,476	119,273
Subscription receivable	(210,826)	(256,411)
Retained earnings	(1,409,796)	1,866
Accumulated other comprehensive loss	-	(16,631)
Total shareholders’ equity	(137,000)	(151,637)

Total liabilities and shareholders’ equity	-	1,913,871

CONSOLIDATED STATEMENTS OF OPERATIONS

	2013	2013
	Original	Restated

NET REVENUES
Service income	-	2,769,028

COST OF SERVICES
Cost of service income	-	(1,950,974)
GROSS PROFIT	-	818,054

OPERATING EXPENSES:
General and administrative expenses	119,683	920,284
Foreign exchange loss	1,694	1,694
TOTAL OPERATING EXPENSES	(121,377)	(921,978)

LOSS FROM OPERATIONS	(121,377)	(103,924)

OTHER INCOME (EXPENSES):
Interest income	-	212
Interest expense	(3,830)	(3,830)
Loss on settlement of debt	(120,097)	(120,097)
Gain on forgiveness of accounts payable	36,690	36,690
VAT refund	-	18,034
Management fee income	-	158,861
Others	-	118
Total other income (expenses), net	(87,237)	89,988

LOSS BEFORE PROVISION FOR INCOME TAXES	(208,614)	(13,936)

INCOME TAXES	-	(36,307)
NET LOSS	(208,614)	(50,243)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	-	(24,537)

COMPREHENSIVE LOSS	(208,614)	(74,780)

Net loss per share, basic and diluted	(0.02)	(0.00)

Weighted average number of shares outstanding	12,690,431	24,690,431

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional paid-in capital	Subscriptions Receivable	Retained earnings (accumulated deficit)	Accumulated other comprehensive income
Original - 2013	Share	Amount					Total

January 1, 2013	12,000,030	120	1,041,600	-	(1,201,182)	-	(159,462)
Net loss	-	-	-	-	(208,614)	-	(208,614)
Issuance of common shares for cash	1,566,900	16	231,886	(210,826)	-	-	21,076
Shares issued for debt settlement	1,000,000	10	209,990	-	-	-	210,000
Foreign currency translation adjustment	-	-	-	-	-	-	-
December 31, 2013	14,566,930	146	1,483,476	(210,826)	(1,409,796)	-	(137,000)

Restated - 2013

January 1, 2013	24,000,030	240	(159,574)	-	77,854	7,906	(73,574)
Net loss	-	-	-	-	(50,243)	-	(50,243)
Effect of reverse merger	-	-	(208,614)	-	208,614	-	-
Dividends	-	-	-	-	(234,359)	-	(234,359)
Issuance of common shares for cash	1,566,900	16	231,886	(210,826)	-	-	21,076
Shares issued for debt settlement	1,000,000	10	209,990	-	-	-	210,000
Foreign currency translation adjustment	-	-	-	-	-	(24,537)	(24,537)
December 31, 2013	26,566,930	266	73,688	(210,826))	1,866	(16,631)	(151,637)

Original - 2014

January 1, 2014	14,566,930	146	1,483,476	(210,826)	(1,409,796)	-	(137,000)
Net profit	-	-	-	-	455,945	-	455,945
Re-organisation	-	-	-	210,826	(210,826)	-	-
Issuance of common shares for cash	253,618	3	38,040	(19,143)	-	-	18,900
Shares issued for debt settlement	136,382	1	20,456	-	-	-	20,457
Effect of reverse merger	12,000,000	120	(1,364,203)	-	1,622,488	-	258,405
Foreign currency translation adjustment	-	-	-	-	-	(20,424)	(20,424)
December 31, 2014	26,956,930	270	177,769	(19,143)	457,811	(20,424)	596,283

Restated - 2014

January 1, 2014	26,566,930	266	73,688	(210,826)	1,866	(16,631)	(151,637)
Net profit	-	-	-	-	455,945	-	455,945
Settlement of subscriptions receivable	-	-	45,585	210,826	-	-	256,411
Issuance of common shares for cash	253,618	3	38,040	(19,143)	-	-	18,900
Shares issued for debt settlement	136,382	1	20,456	-	-	-	20,457
Foreign currency translation adjustment	-	-	-	-	-	(3,793)	(3,793)
December 31, 2014	26,956,930	270	177,769	(19,143)	457,811	(20,424)	596,283

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2013	2013
	Original	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(208,614)	(50,243)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	-	54,664
Loss on disposal of plant and equipment	-	115
Loss on settlement of debt	120,097	120,097
Write-off of accounts payables	(36,690)	(36,690)
Deferred income taxes	-	36,307
Changes in operating assets and liabilities
Accounts receivable	-	(177,423)
Accounts receivable from a related company	-	(130,287)
Other receivables and prepayments	-	(5,946)
Amounts due from related parties	-	(295,572)
Accounts payable	109,531	237,414
Other payables and accrued liabilities	-	707,488
Line of credit –related party	15,676	-
Deferred income	-	79,484
Amounts due to related parties	-	(326,592)
Net cash provided by operating activities	-	212,816

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	-	(52,332)
Net cash used in investing activities	-	(52,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issued share capitals	-	-
Subscription receivable	-	-
Dividends paid	-	(234,359)
Net cash used in financing activities	-	(234,359)

EFFECT OF EXCHANGE RATE ON CASH	-	1,179
INCREASE IN CASH	-	(72,696)
CASH, beginning of year	-	78,067
CASH, end of year	-	5,371

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	(3,830)	(3,830)
Cash received for interest	-	212
Cash paid for income taxes	-	-

NON-CASH FINANCING AND INVESTING ACTIVITIES
Common shares issued for line of credit – related party	21,076	21,076
Common shares issued for subscription receivable	210,826	210,826
Common shares issued for forgiveness of accounts payable	210,000	210,000