Form 10-Q
period 2015-03-31
SINO PAYMENTS, INC.
filed 2015-12-08
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

FORM 10-Q

SINO Payments, Inc.

ITEM 1. FINANCIAL STATEMENTS

SINO PAYMENTS INC.

Financial Statements

SINO PAYMENTS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	212,900	101,723
Accounts receivable, net of an allowance for doubtful accounts	291,186	607,616
Amounts due from related parties	842,618	1,666,635
Other receivables and prepayments	94,913	66,228
Deferred tax assets	34,877	34,877
Total current assets	1,476,494	2,477,079

NON-CURRENT ASSETS
Plant and equipment, net	128,814	114,353
Deposit paid for acquisition of investment	200,000	-
Total non-current assets	328,814	114,353

Total assets	1,805,308	2,591,432

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	92,007	147,364
Other payables and accrued liabilities	430,246	1,286,435
Deferred income	538,127	157,074
Amounts due to related parties	360,953	397,600
Total current liabilities	1,421,333	1,988,473

NON-CURRENT LIABILITIES
Deferred tax liabilities	6,676	6,676

Total liabilities	1,428,009	1,995,149

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 26,956,930 and 26,956,930 shares issued and outstanding, respectively	270	270
Additional paid-in capital	177,769	177,769
Subscription receivable	-	(19,143)
Retained earnings	220,081	457,811
Accumulated other comprehensive losses	(20,821)	(20,424)
Total shareholders’ equity	377,299	596,283

Total liabilities and shareholders’ equity	1,805,308	2,591,432

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income	504,118	712,700

COST OF SERVICES
Cost of service income	(532,666)	(517,828)

GROSS (LOSS) PROFIT	(28,548)	194,872

OPERATING EXPENSES:
General and administrative expenses	(215,828)	(210,685)
Foreign exchange loss	(1,454)	(415)
LOSS FROM OPERATIONS	(245,830)	(16,228)

OTHER INCOME (EXPENSES):
Interest income	51	8
Interest expense	(3,201)	(380)
VAT refund	-	3,215
Management fee income	11,070	47,205
Others	180	7,069
Total other income (expenses), net	8,100	57,117

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(237,730)	40,889

INCOME TAXES	-	-
NET INCOME	(237,730)	40,889

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(397)	(1,811)

COMPREHENSIVE INCOME	(238,127)	39,078
Net (loss) income per share, basic and diluted	(0.01)	0.00

Weighted average number of shares outstanding	26,956,930	26,566,930

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	(237,730)	40,889
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation	11,802	16,768
Deferred income taxes	-	(28,201)
Changes in operating assets and liabilities
Accounts receivable	316,430	(383,730)
Other receivables and prepayments	(28,685)	(61,190)
Amounts due from related parties	824,017	(1,439,803)
Accounts payable	(55,357)	25,347
Other payables and accrued liabilities	(856,189)	1,043,355
Deferred income	381,053	84,668
Line of credit – related party	-	(33,338)
Amounts due to related parties	(36,647)	649,047
Net cash provided by (used in) operating activities	318,694	(86,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(26,193)	(135,038)
Deposit paid for acquisition of investment	(200,000)	-
Net cash used in investing activities	(226,193)	(135,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscription receivable	19,143	210,826
Net cash provided by financing activities	19,143	210,826

EFFECT OF EXCHANGE RATE ON CASH	(467)	29,136
INCREASE IN CASH	111,177	18,736
CASH, beginning of period	101,723	-
CASH, end of period	212,900	18,736

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	(3,201)	(380)
Cash received for interest	51	8

NON-CASH FINANCING AND INVESTING ACTIVITIES
Share Exchange on January 1, 2014 (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Nature of Operations and Continuance of Business

Sino Payments, Inc. (“SNPY” or the “Company”) was incorporated in the State of Nevada on June 26, 2007. The Company’s principal business is to provide credit and debit card processing services to multinational retailers in Asia (“IP Business”) and the systems development and information technology business of Value Exchange Int’l (China) Limited (“IT Business”).

On January 1, 2014, SNPY received 100% of the issued and outstanding shares of in Value Exchange Int’l (China) Limited (“VEI CHN”) in exchange for i) newly issued 12,000,000 shares of SNPY’s common stock to the majority stockholder of VEI CHN; and ii) 166,667 shares of our common stock held by VEI CHN to be transferred to the majority stockholder of VEI CHN (“Share Exchange”). This transaction resulted in the owners of VEI CHN obtaining a majority voting interest in SNPY. The merger of VEI CHN into SNPY, results in VEI CHN having control of the combined entity.

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

On May 14, 2013, VEI CHN further established another operating subsidiary, Ke Dao Solutions Limited (“KDSL”) in Hong Kong. KDSL conducts consultancy services for IT Business services and solutions.

As of March 31, 2015, all four subsidiaries are wholly owned by the Company.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2015:

	Place of incorporation	Ownership percentage
Sino Payments, Inc.	United States of America	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
Ke Dao Solutions Limited	Hong Kong	100%

b)

Use of Estimates

Preparing consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring using management’s estimates and assumptions relate to the collectability of its receivables, the fair value and accounting treatment of financial instruments, the valuation of long-lived assets and valuation of deferred tax liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates. In addition, different assumptions or circumstances could reasonably be expected to yield different results. Estimates may change as the Company gains more experience in operating and understanding the IT Business and the proposed marketing of IT Business and IP Business menu of services to customers.

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

e)

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified.  As of March 31, 2015 and December 31, 2014, there was no allowance for uncollectible accounts receivable.  Management believes that the remaining accounts receivable are collectable.

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

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	16,057	5,459
- systems maintenance	488,061	707,241
	504,118	712,700

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

n)

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the three months ended March 31, 2015 and 2014 were $0 and $1,534, respectively.

o)

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the three months ended March 31, 2015 and 2014 were insignificant.

p)

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the three months ended March 31, 2015 and 2014 were insignificant.

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

The balance sheet amounts with the exception of equity were translated at RMB 6.2398 and RMB 6.2505 to $1.00 at March 31, 2015 and December 31, 2014, respectively. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months period ended March 31, 2015 and 2014 were RMB 6.2801 and RMB 6.1267 to $1.00, respectively.

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

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

u)

Recent accounting pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.

The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.

This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The FASB heard from stakeholders that the concept of extraordinary items causes uncertainty because it is unclear when an item should be considered both unusual and infrequent. Additionally, some stakeholders said that although users find information about unusual or infrequent events and transactions useful, they do not find the extraordinary item classification and presentation necessary to identify those events and transactions. Other stakeholders noted that it is extremely rare in current practice for a transaction or event to meet the requirements to be presented as an extraordinary item.

This ASU will also align more closely U.S. GAAP income statement presentation guidance with IAS 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items.

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

The FASB has issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Early adoption of the amendments is permitted for financial statements that have not been previously issued.

The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability).

The FASB has issued Accounting Standards Update 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient.

Topic 820, Fair Value Measurement, permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. For investments that are redeemable with the investee at a future date, a reporting entity must consider the length of time until those investments become redeemable to determine the classification within the fair value hierarchy.

The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The FASB has issued Accounting Standards Update (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09.

The FASB has issued Accounting Standards Update (ASU) No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.

Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Accounts receivable

Accounts receivable as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	US$	US$
	(unaudited)
Accounts receivable	291,186	607,616
Allowance for doubtful accounts	-	-
	291,186	607,616

All of the Company’s customers are located in the PRC and Hong Kong. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.

Other receivables and prepayments

Other receivables and prepayments as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	US$	US$
	(unaudited)
Deposits and prepaid expense	61,407	33,580
Others	33,506	32,648
	94,913	66,228

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.

Plant and equipment, net

Plant and equipment consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	US$	US$
	(unaudited)
Leasehold improvements	37,915	37,849
Office furniture and equipment	45,477	125,844
Computer equipment	148,904	157,448
Computer software	157,492	42,285
Total	389,788	363,426
Less: accumulated depreciation	(260,974)	(249,073)
Plant and equipment, net	128,814	114,353

Depreciation expense for the three months period ended March 31, 2015 and 2014 amounted to $11,802 and $16,768, respectively.

For the three months period ended March 31, 2015 and 2014, no interest expense was capitalized into plant and equipment.

6.

Deposit paid for acquisition of investment

On January 8, 2015, the Company intends to acquire 100% of the outstanding share capital of a related company, TAP Services Inc., Philippines (“TSI”) to expand its business in the Asia Pacific region. An investment deposits amounting to US$200,000 was paid to TSI in January 2015 as subscription of the Company’s shares of stock. Consummation of the transaction is subject to approval of the Company’s Board of Directors.

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

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

Other payables and accrued liabilities

Other payables and accruals consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	US$	US$
	(unaudited)
Accrual	288,248	517,711
Taxes payable	140,721	140,474
Amount due to director (Note 10 (i))	-	385,354
Other payables	1,277	242,896
	430,246	1,286,435

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

Other payables included the amount due to Mr. Benny Lee (Note 10 (v)) amounted to $0 and $194,630 as of March 31, 2015 and December 31, 2014, respectively.

8.

Deferred income

Deferred income consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	US$	US$
	(unaudited)
Service fees received in advance	538,127	157,074

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.

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

10.

Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	March 31, 2015	December 31, 2014
	US$	US$
	(unaudited)
Due from related parties
Ms. Bella Tsang (i)	112,085	-
Value Exchange International Limited (ii)	480,732	1,420,862
TAP Services Inc., Philippines (iii)	249,801	241,543
TAP Technology (HK) Limited (iv)	-	4,230
	842,618	1,666,635

Due to related parties
Ms. Bella Tsang (i) / (Note 7)	-	385,354
Mr. Benny Lee (v) / (Note 7)	96,803	194,630
TAP Technology (HK) Limited (iv)	264,150	397,600
	360,953	977,584

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party transactions:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	US$	US$
	(unaudited)	(unaudited)
Value Exchange International Limited (ii)
Service income	13,462	-
Subcontracting fees	(43,829)	(3,667)

Rental expenses paid to TAP Technology (HK) Limited (iv)	(9,615)	(9,615)

Management fees received from
Value Exchange International Limited (ii)	11,070	47,205

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

11.

Subsequent events

On September 7, 2015, the Company issued a bond to a director, Edmund Yeung in the amount of $320,513 which is unsecured, borne interest at 12% per annum, repayable on December 7, 2015 and to be extended to February 7, 2016. As of September 30, 2015, the loan amount and accrued interest are $320,513 and $2,430 respectively.

The Company has evaluated all events or transactions that occurred through the date the consolidated financial statements were issued, and has determined that there were no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements other than those disclosed in above and elsewhere in the consolidated financial statements.

The Company is endeavoring to file all past due Exchange Act reports.  As of the date of this report of Form 10-Q, the Company has completed filing all past due Exchange Act filings.  Due to the past due Exchange Act reports, the Company may be subject to having its Common Stock deregistered under Section 12(j) of the Exchange Act.  As of the date of this report on Form 10-Q, the Company has not received any notice from the Commission of any deregistration action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us and our ability to integrate and grow acquired business lines. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the U.S. Securities and Exchange Commission.

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

*

“SEC” or “Commission” refers to the United States Securities and Exchange Commission;

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

As of the date of this report, we still have not sold or implemented any IP Business to any customer.  Our current focus is on growing the IT Business because of our judgment that IT Business presents a more promising segment for growing our revenues and attaining sustained profitability.  While we will continue our efforts to sell the IP Business products and services, the IP Business will be more in the order of an optional product and service line, or a lead sales enticement for the IT Business, until we have sufficient funds or revenues to aggressively market and sell IP Business products and services.  Since we are focused on the retail sector, the offering of IT Business with an IP Business complementary offering makes sense in terms of fully leveraging all of our capabilities. As of the date of this report, the IT Business and IP Business are separate customer offerings and we have not made any progress in integrating IT Business and IP Business beyond offering them as menu of available services and products.  Enhancements to the functions of the IP Business products may be required to make them more attractive to the market. When and if we can attain sufficient revenues and/or funding, and subject to then current market demand, we may seek to offer a package of integrated IP Business and IT Business products and services as well as enhanced functionality for our IP Business products.

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

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing.  We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2014 or fiscal year 2015 to date, but we perceive that the expansion of cloud computing could allow foreign customers to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core market.   We find it more difficult to compete for IT Business in Hong Kong and China if customers of IT Business elect to have cloud computing companies manager, repair and enhance IT Business products, software and systems.  The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets.

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

a)

Systems maintenance and related service

VEI CHN Group provides development, customization of software and hardware, enhancements thereto and maintenance services for installed Point Of Sale (“POS”) system. VEI CHN Group markets, sells and maintains its own brand POS software – edgePOS as well as 3rd party brands e.g. NCR / Retalix, which is one of the leading POS software programs in the market. These software can integrate with different IP systems.

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

With the completion of the Share Exchange and throughout fiscal year 2014 and 2015, we are focusing and will focus its business in IT Business, and seek to expand its services to commercial customers in PRC and Asia Pacific Region. This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer order in our core markets of Hong Kong SAR and China than the IP Business.

With respect to the IP Business, the Company will seek to implement its IP Business and related credit card and debit card processing systems as part of and enhancement for the IT Business to the Retail Sector.

Financial Performance Highlights

The following are some financial highlights for the first quarter of 2015:

•

Net revenue: Our net revenues were $504,118 for the three months ended March 31, 2015, as compared to $712,700 for the same period in 2014, a decrease of $208,582 or 29.3%.

•

Gross profit: Gross loss for the three months ended March 31, 2015 was $28,548 or 5.7% of net revenues, as compared to gross profit totaled $194,872 or 27.3% of net revenues, for the same period in 2014, a change of $223,420.

•

Loss from operations: Our loss from operations totaled $245,830 for the three months ended March 31, 2015, as compared to $16,228 for the same period in 2014, an increase of $229,602, or 1,414.9%.

•

Net (loss) income: We had a net loss of $237,730 for the three months ended March 31, 2015, compared to net income of $40,889 for the same period in 2014.

•

Basic and diluted net loss per share was $0.01 for the three months ended March 31, 2015.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2015 and 2014

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three months ended March 31,		Change
	2015	2014
	US$	US$	US$	%

NET REVENUES
Service income	504,118	712,700	(208,582)	(29.3%)
COST OF SERVICES
Cost of service income	(532,666)	(517,828)	(14,838)	2.9%
GROSS (LOSS) PROFIT	(28,548)	194,872	(223,420)	(114.6%)
Operating expenses:
General and administrative expenses	(215,828)	(210,685)	(5,143)	2.4%
Foreign exchange loss	(1,454)	(415)	(1,039)	250.4%
LOSS FROM OPERATIONS	(245,830)	(16,228)	(229,602)	1414.9%
OTHER INCOME (EXPENSES)	8,100	57,117	(49,017)	(85.8%)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(237,730)	40,889	(278,619)	(681.4%)
INCOME TAXES	-	-	-	n/a
NET (LOSS) INCOME	(237,730)	40,889	(278,619)	(681.4%)

Net revenues. Net revenues were $504,118 for the three months ended March 31, 2015, as compared to $712,700 for the same period in 2014, a decrease of $208,582 or 29.3%. This decrease was primarily attributable to the decrease in our revenue from systems maintenance with revenue decreasing from $707,241 for the three months ended March 31, 2014 to $488,061 for the three months ended March 31, 2015, offset by an increase in our revenue from our systems development and integration with revenue increasing from $5,459 for the three months ended March 31, 2014 to $16,057 for the three months ended March 31, 2015.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $532,666 or 105.7% of net revenues, for the three months ended March 31, 2015, as compared to $517,828 or 72.7% of net revenues, for the same period in 2014, an increase of $14,838 or 2.4%. The increase in cost of services was mainly attributable to the increase in our cost of technical staff and overhead.

Gross (loss) profit. Gross loss for the three months ended March 31, 2015 was $28,548 or 5.7% of net revenues, as compared to gross profit totaled $194,872 or 27.3% of net revenues, for the same period in 2014, a change of $223,420. The change of gross loss was largely due to the decrease in net revenues and the increase in cost of services in this period, as compared with the same period of 2014.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $215,828 or 42.8% of net revenues, for the three months ended March 31, 2015, as compared to $210,685 or 29.6% of net revenues, for the same period in 2014, an increase of $5,143 or 2.4%. The primary reason for the increase was attributable to an increase in staff cost.

Loss from operations. As a result of the above, our loss from operations totaled $245,830 for the three months ended March 31, 2015, as compared to $16,228 for the same period in 2014, an increase of $229,602, or 1,414.9%.

Income taxes. No provision for income taxes has been made for the three months ended March 31, 2015 and 2014.

Net (loss) income. As a result of the foregoing, we had a net loss of $237,730 for the three months ended March 31, 2015, compared to net income of $40,889 for the same period in 2014, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $212,900.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Three Months Ended
	March 31,
	2015	2014
	US$	US$
Net cash provided by (used in) operating activities	318,694	(86,188)
Net cash used in investing activities	(226,193)	(135,038)
Net cash provided by financing activities	19,143	210,826
Effect of exchange rate changes on cash and cash equivalents	(467)	29,136
Net increase in cash and cash equivalents	111,177	18,736
Cash and cash equivalents at the beginning of period	101,723	-
Cash and cash equivalents at the end of period	212,900	18,736

Operating Activities

Net cash provided by operating activities was $318,694 for the three months ended March 31, 2015, which was a change of $404,882 from net cash used in operating activities of $86,188 for the same period of 2014. The change in net cash provided by (used in) operating activities was mainly attributable to the following:

1)

A change of accounts receivable, amounts due from related parties and deferred income increased our operating cash balances by $700,160, $2,263,820 and $296,385 respectively; offset by

2)

Net loss of $237,730 for the three months ended March 31, 2015, compared to net income of $40,889 for the same period in 2014; and

3)

A change of other payables and accrued liabilities, and amounts due to related parties decreased our operating cash balances by $1,899,544 and $685,694 respectively.

Investing Activities

Net cash used in investing activities was $226,193 for the three months ended March 31, 2015, which was an increase of $91,155 or 67.5% from $135,038 in the same period in 2014. The increase in net cash used in investing activities was attributable to the deposit paid for acquisition of investment and purchase of plant and equipment by $200,000 and $26,193 respectively, during the three months ended March 31, 2015.

Financing Activities

Net cash provided by financing activities was $19,143 for the three months ended March 31, 2015, which was a decrease of $191,683 or 90.9% from $210,826 in the same period in 2014. The decrease was attributable to $19,143 net decrease in subscription receivable during the three months ended March 31, 2015.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2015:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	16,057	5,459
- systems maintenance	488,061	707,241
	504,118	712,700

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

The balance sheet amounts with the exception of equity were translated at RMB 6.2398 and RMB6.2505 to $1.00 at March 31, 2015 and December 31, 2014, respectively. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months period ended March 31, 2015 and 2014 were RMB6.2801 and RMB 6.1267 to $1.00, respectively.

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

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2014.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO Payments, Inc.

December 7, 2015	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director (Principal Executive Officer)

December 7, 2015	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)