Form 10-Q
period 2015-06-30
SINO PAYMENTS, INC.
filed 2015-12-08
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

FORM 10-Q

SINO Payments, Inc.

ITEM 1. FINANCIAL STATEMENTS

SINO PAYMENTS INC.

Financial Statements

SINO PAYMENTS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	23,145	101,723
Accounts receivable, net of an allowance for doubtful accounts	530,825	607,616
Amounts due from related parties	745,840	1,666,635
Other receivables and prepayments	98,771	66,228
Deferred tax assets	34,877	34,877
Total current assets	1,433,458	2,477,079

NON-CURRENT ASSETS
Plant and equipment, net	172,977	114,353
Deposit paid for acquisition of investment	200,000	-
Total non-current assets	372,977	114,353

Total assets	1,806,435	2,591,432

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	125,820	147,364
Other payables and accrued liabilities	480,176	1,286,435
Deferred income	185,746	157,074
Amounts due to related parties	296,631	397,600
Total current liabilities	1,088,373	1,988,473

NON-CURRENT LIABILITIES
Deferred tax liabilities	6,676	6,676

Total liabilities	1,095,049	1,995,149

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 26,956,930 shares issued and outstanding, respectively	297	270
Additional paid-in capital	690,589	177,769
Subscription receivable	-	(19,143)
Retained earnings	41,328	457,811
Accumulated other comprehensive loss	(20,828)	(20,424)
Total shareholders’ equity	711,386	596,283

Total liabilities and shareholders’ equity	1,806,435	2,591,432

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income	625,915	827,687	1,130,033	1,540,387

COST OF SERVICES
Cost of service income	(500,803)	(552,105)	(1,033,469)	(1,069,933)

GROSS PROFIT	125,112	275,582	96,564	470,454

OPERATING EXPENSES:
General and administrative expenses	(315,177)	(213,528)	(531,005)	(424,213)
Foreign exchange loss	(1,343)	(18)	(2,797)	(433)
(LOSS) INCOME FROM OPERATIONS	(191,408)	62,036	(437,238)	45,808

OTHER INCOME (EXPENSES):
Interest income	40	38	91	46
Interest expense	(1,101)	(162)	(4,302)	(542)
VAT refund	-	6,858	-	10,073
Management fee income	12,477	29,808	23,547	77,013
Others	1,239	902	1,419	7,971
Total other income (expenses), net	12,655	37,444	20,755	94,561

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(178,753)	99,480	(416,483)	140,369

INCOME TAXES	-	-	-	-
NET (LOSS) INCOME	(178,753)	99,480	(416,483)	140,369

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(7)	(343)	(404)	(2,154)

COMPREHENSIVE INCOME	(178,760)	99,137	(416,887)	138,215

Net (loss) income per share, basic and diluted	(0.01)	0.00	(0.02)	0.01

Weighted average number of shares outstanding	28,558,653	26,566,930	27,762,216	26,566,930

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	(416,483)	140,369
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	24,212	30,776
Loss on disposal of plant and equipment	1,531	-
Deferred income taxes	-	(28,201)
Changes in operating assets and liabilities
Accounts receivable	76,791	(359,573
Other receivables and prepayments	(32,543)	(66,789)
Amounts due from related parties	920,795	(1,505,299)
Accounts payable	(21,544)	44,978
Other payables and accrued liabilities	(806,259)	1,016,337
Deferred income	28,672	121,021
Line of credit – related party	-	(33,338)
Amounts due to related parties	(100,969)	637,332
Net cash used in operating activities	(325,797)	(2,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(84,341)	(142,859)
Deposit paid for acquisition of investment	(200,000)	-
Net cash used in investing activities	(284,341)	(142,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issued share capitals	512,847	-
Subscription receivable	19,143	210,826
Net cash provided by financing activities	531,990	210,826

EFFECT OF EXCHANGE RATE ON CASH	(430)	28,868
(DECREASE) INCREASE IN CASH	(78,578)	94,448
CASH, beginning of period	101,723	-
CASH, end of period	23,145	94,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	(4,302)	(542)
Cash received for interest	91	46

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

As of June 30, 2015, all four subsidiaries are wholly owned by the Company.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2015:

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

e)

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of June 30, 2015 and December 31, 2014, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	35,388	22,755	51,445	28,214
- systems maintenance	590,527	804,932	1,078,588	1,512,173
	625,915	827,687	1,130,033	1,540,387

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

n)

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the six months ended June 30, 2015 and 2014 were $0 and $1,517, respectively.

o)

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the six months ended June 30, 2015 and 2014 were insignificant.

p)

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the six months ended June 30, 2015 and 2014 were insignificant.

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

The balance sheet amounts with the exception of equity were translated at RMB 6.2442 and RMB 6.2505 to $1.00 at June 30, 2015 and December 31, 2014, respectively. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months period ended June 30, 2015 and 2014 were RMB 6.2449 and RMB 6.2678 to $1.00, respectively. The average translation rates applied to the income and cash flow statement amounts for the six months period ended June 30, 2015 and 2014 were RMB 6.2627 and RMB 6.1955 to $1.00, respectively.

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

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Accounts receivable

Accounts receivable as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	US$	US$
	(unaudited)
Accounts receivable	530,825	607,616
Allowance for doubtful accounts	-	-
	530,825	607,616

All of the Company’s customers are located in the PRC and Hong Kong. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.

Other receivables and prepayments

Other receivables and prepayments as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	US$	US$
	(unaudited)
Deposits and prepaid expense	69,362	33,580
Others	29,409	32,648
	98,771	66,228

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.

Plant and equipment, net

Plant and equipment consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	US$	US$
	(unaudited)
Leasehold improvements	37,222	37,849
Office furniture and equipment	52,106	125,844
Computer equipment	185,396	157,448
Computer software	157,474	42,285
Total	432,198	363,426
Less: accumulated depreciation	(259,221)	(249,073)
Plant and equipment, net	172,977	114,353

Depreciation expense for the six months period ended June 30, 2015 and 2014 amounted to $24,212 and $30,776, respectively.

For the six months period ended June 30, 2015 and 2014, no interest expense was capitalized into plant and equipment.

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

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

Other payables and accrued liabilities

Other payables and accruals consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	US$	US$
	(unaudited)
Accrual	323,957	517,711
Taxes payable	140,620	140,474
Amount due to director (Note 10 (i))	-	385,354
Other payables	15,599	242,896
	480,176	1,286,435

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

Other payables included the amount due to Mr. Benny Lee (Note 10 (v)) amounted to $0 and $194,630 as of June 30, 2015 and December 31, 2014, respectively.

8.

Deferred income

Deferred income consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	US$	US$
	(unaudited)
Service fees received in advance	185,746	157,074

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

10.

Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	June 30, 2015	December 31, 2014
	US$	US$
	(unaudited)

Due from related parties
Ms. Bella Tsang (i)	30,504	-
Value Exchange International Limited (ii)	450,600	1,420,862
TAP Services Inc., Philippines (iii)	264,736	241,543
TAP Technology (HK) Limited (iv)	-	4,230
	745,840	1,666,635

Due to related parties
Ms. Bella Tsang (i) / (Note 7)	-	385,354
Mr. Benny Lee (v) / (Note 7)	36,787	194,630
TAP Technology (HK) Limited (iv)	259,844	397,600
	296,631	977,584

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Value Exchange International Limited (ii)
Service income	-	4,778	13,462	4,778
Subcontracting fees	-	(11,071)	(43,829)	(14,738)
Consultancy fees	-	(40,353)	-	(40,353)

Rental expenses paid to TAP Technology (HK) Limited (iv)	(855)	(9,616)	(10,470)	(19,231)

Management fees received from
Value Exchange International Limited (ii)	12,477	29,808	23,547	77,013

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

The Company is endeavoring to file all past due Exchange Act reports.  As of the date of this report of Form 10-Q, the Company has completed filing all past due Exchange Act reports.  Due to the past due Exchange Act filings, the Company may be subject to having its Common Stock deregistered under Section 12(j) of the Exchange Act.  As of the date of this report on Form 10-Q, the Company has not received any notice from the Commission of any deregistration action.

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

Financial Performance Highlights

The following are some financial highlights for the second quarter of 2015:

b)

Net revenue: Our net revenues were $625,915 for the three months ended June 30, 2015, as compared to $827,687 for the same period in 2014, a decrease of $201,772 or 24.4%.

•

Gross profit: Gross profit for the three months ended June 30, 2015 was $125,112 or 20.0% of net revenues, as compared to $275,582 or 33.3% of net revenues, for the same period in 2014, a decrease of $150,470 or 54.6%.

•

(Loss) income from operations: Our loss from operations totaled $191,408 for the three months ended June 30, 2015, as compared to income from operations totaled $62,036 for the same period in 2014, a change of $253,444.

•

Net (loss) income: We had a net loss of $178,753 for the three months ended June 30, 2015, compared to net income of $99,480 for the same period in 2014.

•

Basic and diluted net loss per share was $0.01 for the three months ended June 30, 2015.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2015 and 2014

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	625,915	100%	827,687	100%
COST OF SERVICES
Cost of service income	(500,803)	(80.0%)	(552,105)	(66.7%)
GROSS PROFIT	125,112	20.0%	275,582	33.3%
Operating expenses:
General and administrative expenses	(315,177)	(50.4%)	(213,528)	(25.8%)
Foreign exchange loss	(1,343)	(0.2%)	(18)	( - %)
(LOSS) INCOME FROM OPERATIONS	(191,408)	(30.6%)	62,036	7.5%
OTHER INCOME (EXPENSES)	12,655	2.0%	37,444	4.5%
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(178,753)	(28.6%)	99,480	12.0%
INCOME TAXES	-	-	-	-
NET (LOSS) INCOME	(178,753)	(28.6%)	99,480	12.0%

Net revenues. Net revenues were $625,915 for the three months ended June 30, 2015, as compared to $827,687 for the same period in 2014, a decrease of $201,772 or 24.4%. This decrease was primarily attributable to the decrease in our revenue from systems maintenance with revenue decreasing from $804,932 for the three months ended June 30, 2014 to $590,527 for the three months ended June 30, 2015, offset by an increase in our revenue from our systems development and integration with revenue increasing from $22,755 for the three months ended June 30, 2014 to $35,388 for the three months ended June 30, 2015.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $500,803 or 80.0% of net revenues, for the three months ended June 30, 2015, as compared to $552,105 or 66.7% of net revenues, for the same period in 2014, a decrease of $51,302 or 9.3%. The decrease in cost of services was mainly attributable to the decrease in contracting fees to suppliers, offset by the increase in our cost of technical staff and overhead.

Gross profit. Gross profit for the three months ended June 30, 2015 was $125,112 or 20.0% of net revenues, as compared to $275,582 or 33.3% of net revenues, for the same period in 2014, a decrease of $150,470 or 54.6%. The decrease of gross profit was largely due to the decrease in net revenues, offset by the decrease in cost of services in this period, as compared with the same period of 2014.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $315,177 or 50.4% of net revenues, for the three months ended June 30, 2015, as compared to $213,528 or 25.8% of net revenues, for the same period in 2014, an increase of $101,649 or 47.6%. The primary reason for the increase was attributable to an increase in staff cost.

(Loss) income from operations. As a result of the above, our loss from operations totaled $191,408 for the three months ended June 30, 2015, as compared to income from operations totaled $62,036 for the same period in 2014, a change of $253,444.

Income taxes. No provision for income taxes has been made for the three months ended June 30, 2015 and 2014.

Net (loss) income. As a result of the foregoing, we had a net loss of $178,753 for the three months ended June 30, 2015, compared to net income of $99,480 for the same period in 2014, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2015 and 2014

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	1,130,033	100%	1,540,387	100%
COST OF SERVICES
Cost of service income	(1,033,469)	(91.5%)	(1,069,933)	(69.5%)
GROSS PROFIT	96,564	8.5%	470,454	30.5%
Operating expenses:
General and administrative expenses	(531,005)	(47.0%)	(424,213)	(27.5%)
Foreign exchange loss	(2,797)	(0.2%)	(433)	( - %)
(LOSS) INCOME FROM OPERATIONS	(437,238)	(38.7%)	45,808	3.0%
OTHER INCOME (EXPENSES)	20,755	1.8%	94,561	6.1%
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(416,483)	(36.9%)	140,369	9.1%
INCOME TAXES	-	-	-	-
NET (LOSS) INCOME	(416,483)	(36.9%)	140,369	9.1%

Net revenues. Net revenues were $1,130,033 for the six months ended June 30, 2015, as compared to $1,540,387 for the same period in 2014, an increase of $410,354 or 26.6%. This decrease was primarily attributable to the decrease in our revenue from systems maintenance with revenue decreasing from $1,512,173 for the six months ended June 30, 2014 to $1,078,588 for the six months ended June 30, 2015, offset by an increase in our revenue from our systems development and integration with revenue increasing from $28,214 for the six months ended June 30, 2014 to $51,445 for the six months ended June 30, 2015.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services decreased to $1,033,469 or 91.5% of net revenues, for the six months ended June 30, 2015, as compared to $1,069,933 or 69.5% of net revenues, for the same period in 2014, a decrease of $36,464 or 3.4%. The decrease in cost of services was mainly attributable to the decrease in contracting fees to suppliers, offset by the increase in our cost of technical staff and overhead.

Gross profit. Gross profit for the six months ended June 30, 2015 was $96,564, or 8.5% of net revenues, as compared to $470,454, or 30.5% of net revenues, for the same period in 2014, a decrease of $373,890 or 79.5%. The decrease of gross profit was largely due to the decrease in net revenues, offset by the decrease in cost of services in this period, as compared with the same period of 2014.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $531,005 or 47.0% of net revenues, for the six months ended June 30, 2015, as compared to $424,213 or 27.5% of net revenues, for the same period in 2014, an increase of $106,792 or 25.2%. The primary reason for the increase was attributable to an increase in staff cost.

(Loss) income from operations. As a result of the above, our loss from operations totaled $437,238 for the six months ended June 30, 2015, as compared to income from operations totaled $45,808 for the same period in 2014, a change of $483,046.

Income tax. No provision for income taxes has been made for the six months ended June 30, 2015 and 2014.

Net (loss) income. As a result of the foregoing, we had a net loss of $416,483 for the six months ended June 30, 2015, compared to net income of $140,369 for the same period in 2014, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $23,145.  The following table provides detailed information about our net cash flow for all financial periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Six Months Ended
	June 30,
	2015	2014
	US$	US$
Net cash used in operating activities	(325,797)	(2,387)
Net cash used in investing activities	(284,341)	(142,859)
Net cash provided by financing activities	531,990	210,826
Effect of exchange rate changes on cash and cash equivalents	(430)	28,868
Net (decrease) increase in cash and cash equivalents	(78,578)	94,448
Cash and cash equivalents at the beginning of period	101,723	-
Cash and cash equivalents at the end of period	23,145	94,448

Operating Activities

Net cash used in operating activities was $325,797 for the six months ended June 30, 2015, which was an increase of $323,410 or 13,548.8% from $2,387 for the same period of 2014. The increase in net cash used in operating activities was mainly attributable to the following:

1)

Net loss of $416,483 for the six months ended June 30, 2015, compared to net income of $140,369 for the same period in 2014; and

2)

A change of other payables and accrued liabilities, and amounts due to related parties decreased our operating cash balances by $1,822,596 and $738,301 respectively; offset by

3)

A change of accounts receivable and amounts due from related parties increased our operating cash balances by $436,364 and $2,426,094 respectively.

Investing Activities

Net cash used in investing activities was $284,341 for the six months ended June 30, 2015, which was an increase of $141,482 or 99.0% from $142,859 in the same period in 2014. The increase in net cash used in investing activities was attributable to the deposit paid for acquisition of investment and purchase of plant and equipment by $200,000 and $84,341 respectively, during the six months ended June 30, 2015.

Financing Activities

Net cash provided by financing activities was $531,990 for the six months ended June 30, 2015, which was an increase of $321,164 or 152% from $210,826 in the same period in 2014. The increase was attributable to issue of share capitals and net decrease in subscription receivable amounted to $512,847 and 19,143 respectively, during the six months ended June 30, 2015.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2015:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	35,388	22,755	51,445	28,214
- systems maintenance	590,527	804,932	1,078,588	1,512,173
	625,915	827,687	1,130,033	1,540,387

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

The balance sheet amounts with the exception of equity were translated at RMB 6.2442 and RMB6.2505 to $1.00 at June 30, 2015 and December 31, 2014, respectively. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months period ended June 30, 2015 and 2014 were RMB 6.2449 and RMB6.2678 to $1.00, respectively. The average translation rates applied to the income and cash flow statement amounts for the six months period ended June 30, 2015 and 2014 were RMB 6.2627 and RMB6.1955 to $1.00, respectively.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2015, SINO completed a private placement with 2 accredited investors pursuant to which we sold 2,699,200 common shares, at price of $0.19 per share, or approximately $512,848 in the aggregate.  A 3% of the consideration received was paid as agency commission to the introducing agents for the introduction of the investors.  The issuance of these securities was exempt from registration under Regulation S and Section 4(a)(2) of the Securities Act. The securities were issued outside the U.S. to non-U.S. persons.

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