Form 10-Q
period 2015-09-30
SINO PAYMENTS, INC.
filed 2015-12-08
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

FORM 10-Q

SINO Payments, Inc.

ITEM 1. FINANCIAL STATEMENTS

SINO PAYMENTS INC.

Financial Statements

SINO PAYMENTS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	15,156	101,723
Accounts receivable, net of an allowance for doubtful accounts	535,119	607,616
Amounts due from related parties	854,719	1,666,635
Other receivables and prepayments	94,895	66,228
Deferred tax assets	34,877	34,877
Total current assets	1,534,766	2,477,079

NON-CURRENT ASSETS
Plant and equipment, net	156,503	114,353
Deposit paid for acquisition of investment	200,000	-
Total non-current assets	356,503	114,353

Total assets	1,891,269	2,591,432

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	127,789	147,364
Other payables and accrued liabilities	332,957	1,286,435
Deferred income	79,210	157,074
Loan from a director	320,513	-
Amounts due to related parties	322,655	397,600
Total current liabilities	1,183,124	1,988,473

NON-CURRENT LIABILITIES
Deferred tax liabilities	6,676	6,676

Total liabilities	1,189,800	1,995,149

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 26,566,930 shares issued and outstanding, respectively	297	270
Additional paid-in capital	690,589	177,769
Subscription receivable	-	(19,143)
Retained earnings	39,182	457,811
Accumulated other comprehensive loss	28,599	(20,424)
Total shareholders’ equity	701,469	596,283

Total liabilities and shareholders’ equity	1,891,269	2,591,432

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income	1,687,441	1,105,334	2,817,474	2,645,721

COST OF SERVICES
Cost of service income	(1,481,975)	(678,781)	(2,515,444)	(1,748,714)

GROSS PROFIT	205,466	426,553	302,030	897,007

OPERATING EXPENSES:
General and administrative expenses	(214,218)	(213,446)	(745,223)	(637,659)
Foreign exchange loss	-	(383)	(2,797)	(816)
INCOME (LOSS) FROM OPERATIONS	(8,752)	212,724	(445,990)	258,532

OTHER INCOME (EXPENSES):
Interest income	36	47	127	93
Interest expense	(3,499)	(2,687)	(7,801)	(3,229)
VAT refund	3,000	12,312	3,000	22,385
Management fee income	21,860	37,179	45,407	114,192
Others	(9)	436	1,410	8,407
Total other income (expenses), net	21,388	47,287	42,143	141,848

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	12,636	260,011	(403,847)	400,380

INCOME TAXES	(14,782)	(2,245)	(14,782)	(2,245)
NET (LOSS) INCOME	(2,146)	257,766	(418,629)	398,135

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(7,772)	(1,222)	(8,176)	(3,376)

COMPREHENSIVE INCOME	(9,918)	256,544	(426,805)	394,759

Net (loss) income per share, basic and diluted	(0.00)	0.01	(0.01)	0.01

Weighted average number of shares outstanding	29,656,130	26,566,930	28,400,458	26,566,930

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	(418,629)	398,135
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation	38,816	41,701
Loss on disposal of plant and equipment	1,531	-
Deferred income taxes	-	(28,201)
Changes in operating assets and liabilities
Accounts receivable	72,497	(292,441)
Other receivables and prepayments	(28,667)	(64,029)
Amounts due from related parties	811,916	(1,618,385)
Accounts payable	(19,575)	80,701
Other payables and accrued liabilities	(953,478)	849,495
Deferred income	(77,864)	110,661
Line of credit – related party	-	(33,338)
Amounts due to related parties	(74,945)	580,845
Net cash (used in) provided by operating activities	(648,398)	25,144

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(83,529)	(145,215)
Deposit paid for acquisition of investment	(200,000)	-
Net cash used in investing activities	(283,529)	(145,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issued share capitals	512,847	-
Loan from a director	320,513	-
Subscription receivable	19,143	210,826
Net cash provided by financing activities	852,503	210,826

EFFECT OF EXCHANGE RATE ON CASH	(7,143)	27,645
(DECREASE) INCREASE IN CASH	(86,567)	118,400
CASH, beginning of period	101,723	-
CASH, end of period	15,156	118,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	(5,371)	(3,229)
Cash received for interest	127	93
Cash paid for income taxes	(14,782)	(2,245)

NON-CASH FINANCING AND INVESTING ACTIVITIES
Share Exchange on January 1, 2014 (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Nature of Operations and Continuance of Business

Sino Payments, Inc. (“SNPY” or the “Company”) was incorporated in the State of Nevada on June 26, 2007. The Company’s principal business is to provide credit and debit card processing services to multinational retailers in Asia (“IP Business”) and the systems development and information technology business of Value Exchange Int’l (China) Limited ( “IT Business”).

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

As of September 30, 2015, all four subsidiaries are wholly owned by the Company.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2015:

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

e)

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of September 30, 2015 and December 31, 2014, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	73,018	17,484	124,463	45,698
- systems maintenance	1,614,423	1,087,850	2,693,011	2,600,023
	1,687,441	1,105,334	2,817,474	2,645,721

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

n)

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the nine months ended September 30, 2015 and 2014 were $1,345 and $1,517, respectively.

o)

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the nine months ended September 30, 2015 and 2014 were insignificant.

p)

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the nine months ended September 30, 2015 and 2014 were insignificant.

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

The balance sheet amounts with the exception of equity were translated at RMB 6.3872 and RMB 6.2505 to $1.00 at September 30, 2015 and December 31, 2014, respectively. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months period ended September 30, 2015 and 2014 were RMB 6.3739 and RMB 6.2061 to $1.00, respectively. The average translation rates applied to the income and cash flow statement amounts for the nine months period ended September 30, 2015 and 2014 were RMB 6.3007 and RMB 6.1992 to $1.00, respectively.

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

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Accounts receivable

Accounts receivable as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	US$	US$
	(unaudited)
Accounts receivable	535,119	607,616
Allowance for doubtful accounts	-	-
	535,119	607,616

All of the Company’s customers are located in the PRC and Hong Kong. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.

Other receivables and prepayments

Other receivables and prepayments as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	US$	US$
	(unaudited)
Deposits and prepaid expense	86,107	33,580
Others	8,788	32,648
	94,895	66,228

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.

Plant and equipment, net

Plant and equipment consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	US$	US$
	(unaudited)
Leasehold improvements	36,387	37,849
Office furniture and equipment	52,193	125,844
Computer equipment	183,740	157,448
Computer software	156,910	42,285
Total	429,230	363,426
Less: accumulated depreciation	(272,727)	(249,073)
Plant and equipment, net	156,503	114,353

Depreciation expense for the nine months period ended September 30, 2015 and 2014 amounted to $38,816 and $41,701, respectively.

For the nine months period ended September 30, 2015 and 2014, no interest expense was capitalized into plant and equipment.

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

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

Other payables and accrued liabilities

Other payables and accruals consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	US$	US$
	(unaudited)
Accrual	298,300	517,711
Taxes payable	-	140,474
Amount due to a director (Note 10 (i))	-	385,354
Interest payable to a director (Note 10 (vi))	2,430	-
Other payables	32,227	242,896
	332,957	1,286,435

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

Other payables included the amount due to Mr. Benny Lee (Note 10 (v)) amounted to $0 and $194,630 as of September 30, 2015 and December 31, 2014, respectively.

8.

Deferred income

Deferred income consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	US$	US$
	(unaudited)
Service fees received in advance	79,210	157,074

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

10.

Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	September 30, 2015	December 31, 2014
	US$	US$
	(unaudited)

Due from related parties
Ms. Bella Tsang (i)	35,713	-
Value Exchange International Limited (ii)	524,023	1,420,862
TAP Services Inc., Philippines (iii)	294,983	241,543
TAP Technology (HK) Limited (iv)	-	4,230
	854,719	1,666,635

Due to related parties
Ms. Bella Tsang (i) / (Note 7)	-	385,354
Mr. Benny Lee (v) / (Note 7)	77,940	194,630
TAP Technology (HK) Limited (iv)	244,715	397,600
	322,655	977,584
Loan from a director
Mr. Edmund Yeung (vi) / (Note 7)	320,513	-

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Value Exchange International Limited (ii)
Service income	822,620	12,820	836,082	17,598
Subcontracting fees	(13,860)	(23,100)	(57,689)	(37,838)
Consultancy fees	-	-	-	(40,353)

Rental expenses paid to TAP Technology (HK) Limited (v)	-	(9,615)	(10,470)	(28,846)

Interest expenses payable to
Mr. Edmund Yeung (vi)	(2,430)	-	(2,430)	-

Management fees received from
Value Exchange International Limited (ii)	21,860	37,179	45,407	114,192

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

(vi)

Mr. Edmund Yeung, a director of the Company. The balance is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016. As of September 30, 2015, accrued interest payable to Mr. Edmund Yeung of $2,430 has been recorded in other payables and accrued liabilities.

11.

Subsequent events

The Company has evaluated all events or transactions that occurred through the date the consolidated financial statements were issued, and has determined that there were no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements other than those disclosed elsewhere in the consolidated financial statements.

The Company is endeavoring to file all past due Exchange Act reports.  As of the date of this report on Form 10-Q, the Company has completed filing all past due Exchange Act reports.  Due to the past due Exchange Act reports, the Company may be subject to having its Common Stock deregistered under Section 12(j) of the Exchange Act.  As of the date of this report on Form 10-Q, the Company has not received any notice from the Commission of any deregistration action.

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

VEI CHN is an investment holding company with two subsidiaries established in Hong Kong SAR, namely TAP Services (HK) Limited, which was incorporated on August 25, 2003 and acquired by VEI CHN on September 25, 2008, and subsequently changed to its current name as Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 13, 2013, and Ke Dao Solutions Limited (“KDSL”) which was incorporated on May 14, 2013.  VEI CHN also set up a Wholly-owned Foreign Enterprise (WOFE) in Shanghai, PRC,  in September 2, 2008 in the name of Value Exchange Int’l (Shanghai) Limited (“VEI SHG”).

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

Financial Performance Highlights

The following are some financial highlights for the third quarter of 2015:

b)

Net revenue: Our net revenues were $1,687,441 for the three months ended September 30, 2015, as compared to $1,105,334 for the same period in 2014, an increase of $582,107 or 52.7%.

•

Gross profit: Gross profit for the three months ended September 30, 2015 was $ 205,466 or 12.2% of net revenues, as compared to $426,553 or 38.6% of net revenues, for the same period in 2014, a decrease of $221,087 or 51.8%.

•

(Loss) income from operations: Our loss from operations totaled $8,752 for the three months ended September 30, 2015, as compared to income from operations totaled $212,724 for the same period in 2014, a change of $221,476.

•

Net (loss) income: We had a net loss of $2,146 for the three months ended September 30, 2015, compared to net income of $257,766 for the same period in 2014.

•

Basic and diluted net loss per share was $0.00 for the three months ended September 30, 2015.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2015 and 2014

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	1,687,441	100%	1,105,334	100%
COST OF SERVICES
Cost of service income	(1,481,975)	(87.8%)	(678,781)	(61.4%)
GROSS PROFIT	205,466	12.2%	426,553	38.6%
Operating expenses:
General and administrative expenses	(214,218)	(12.7%)	(213,446)	(19.4%)
Foreign exchange loss	-	-	(383)	-
(LOSS) INCOME FROM OPERATIONS	(8,752)	(0.5%)	212,724	19.2%
OTHER INCOME (EXPENSES)	21,388	1.3%	47,287	4.3%
INCOME BEFORE PROVISION FOR INCOME TAXES	12,636	0.8%	260,011	23.5%
INCOME TAXES	(14,782)	(0.9%)	(2,245)	(0.2%)
NET (LOSS) INCOME	(2,146)	(0.1%)	257,766	23.3%

Net revenues. Net revenues were $1,687,441 for the three months ended September 30, 2015, as compared to $1,105,334 for the same period in 2014, an increase of $582,107 or 52.7%. This increase was primarily attributable to the increase in our revenue from 1) systems maintenance with revenue increasing from $1,087,850 for the three months ended September 30, 2014 to $1,614,423 for the three months ended September 30, 2015; and 2) systems development and integration with revenue increasing from $17,484 for the three months ended September 30, 2014 to $73,018 for the three months ended September 30, 2015.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $1,481,975 or 87.8% of net revenues, for the three months ended September 30, 2015, as compared to $678,781 or 61.4% of net revenues, for the same period in 2014, an increase of $803,194 or 118.3%. The increase in cost of services was mainly attributable to the increase in our contracting fees to suppliers and cost of technical staff.

Gross profit. Gross profit for the three months ended September 30, 2015 was $ 205,466 or 12.2% of net revenues, as compared to $426,553 or 38.6% of net revenues, for the same period in 2014, a decrease of $221,087 or 51.8%. The decrease of gross profit was largely due to the increase in cost of services in this period, offset by the increase in net revenues, as compared with the same period of 2014.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $214,218 or 12.7% of net revenues, for the three months ended September 30, 2015, as compared to $213,446 or 19.4% of net revenues, for the same period in 2014, an increase of $772 or 0.4%. The primary reason for the increase was attributable to an increase in staff cost.

(Loss) income from operations. As a result of the above, our loss from operations totaled $8,752 for the three months ended September 30, 2015, as compared to income from operations totaled $212,724 for the same period in 2014, a change of $221,476.

Income taxes. Income taxes increased to $14,782 during the three months ended September 30, 2015 from $2,245 during the same period in 2014, an increase of $12,537 or 558.4%.

Net (loss) income. As a result of the foregoing, we had a net loss of $2,146 for the three months ended September 30, 2015, compared to net income of $257,766 for the same period in 2014, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2015 and 2014

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	2,817,474	100%	2,645,721	100%
COST OF SERVICES
Cost of service income	(2,515,444)	(89.3%)	(1,748,714)	(66.1%)
GROSS PROFIT	302,030	10.7%	897,007	33.9%
Operating expenses:
General and administrative expenses	(745,223)	(26.5%)	(637,659)	(24.1%)
Foreign exchange loss	(2,797)	(0.1%)	(816)	(0.1%)
(LOSS) INCOME FROM OPERATIONS	(445,990)	(15.9%)	258,532	9.7%
OTHER INCOME (EXPENSES)	42,143	1.5%	141,848	5.4%
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(403,847)	(14.4%)	400,380	15.1%
INCOME TAXES	(14,782)	(0.5%)	(2,245)	(0.1%)
NET (LOSS) INCOME	(418,629)	(14.9%)	398,135	15.0%

Net revenues. Net revenues were $2,817,474 for the nine months ended September 30, 2015, as compared to $2,645,721 for the same period in 2014, an increase of $171,753 or 6.5%. This increase was primarily attributable to the increase in our revenue from 1) systems maintenance with revenue increasing from $2,600,023 for the nine months ended September 30, 2014 to $2,693,011 for the nine months ended September 30, 2015; and 2) systems development and integration with revenue increasing from $45,698 for the nine months ended September 30, 2014 to $124,463 for the nine months ended September 30, 2015.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $2,515,444 or 89.3% of net revenues, for the nine months ended September 30, 2015, as compared to $1,748,714 or 66.1% of net revenues, for the same period in 2014, an increase of $766,730 or 43.8%. The increase in cost of services was mainly attributable to the increase in our contracting fees to suppliers and cost of technical staff.

Gross profit. Gross profit for the nine months ended September 30, 2015 was $302,030 or 10.7% of net revenues, as compared to $897,007 or 33.9% of net revenues, for the same period in 2014, a decrease of $594,977 or 66.3%. The decrease of gross profit was largely due to the increase in cost of services in this period, offset by the increase in net revenues, as compared with the same period of 2014.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $745,223 or 26.5% of net revenues, for the nine months ended September 30, 2015, as compared to $637,659 or 24.1% of net revenues, for the same period in 2014, an increase of $107,564 or 16.9%. The primary reason for the increase was attributable to an increase in staff cost.

(Loss) income from operations. As a result of the above, our loss from operations totaled $445,990 for the nine months ended September 30, 2015, as compared to income from operations totaled $258,532 for the same period in 2014, a change of $704,522.

Income tax. Income taxes increased to $14,782 during the three months ended September 30, 2015 from $2,245 during the same period in 2014, an increase of $12,537 or 558.4%.

Net (loss) income. As a result of the foregoing, we had a net loss of $418,629 for the nine months ended September 30, 2015, compared to net income of $398,135 for the same period in 2014, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $15,156.  The following table provides detailed information about our net cash flow for all financial periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Nine Months Ended
	September 30,
	2015	2014
	US$	US$
Net cash (used in) provided by operating activities	(648,398)	25,144
Net cash used in investing activities	(283,529)	(145,215)
Net cash provided by financing activities	852,503	210,826
Effect of exchange rate changes on cash and cash equivalents	(7,143)	27,645
Net increase in cash and cash equivalents	(86,567)	118,400
Cash and cash equivalents at the beginning of period	101,723	-
Cash and cash equivalents at the end of period	15,156	118,400

Operating Activities

Net cash used in operating activities was $648,398 for the nine months ended September 30, 2015, which was a change of $673,542 from net cash provided by operating activities of $ 25,144 for the same period of 2014. The change in net cash provided by (used in) operating activities was mainly attributable to the following:

1)

A change of accounts receivable and amounts due from related parties increased our operating cash balances by $364,938 and $2,430,301 respectively; offset by

2)

Net loss of $418,629 for the nine months ended September 30, 2015, compared to net income of $398,135 for the same period in 2014; and

3)

A change of other payables and accrued liabilities, and amounts due to related parties decreased our operating cash balances by $1,802,973 and $655,790 respectively.

Investing Activities

Net cash used in investing activities was $283,529 for the nine months ended September 30, 2015, which was an increase of $138,314 or 95.2% from $145,215 in the same period in 2014. The increase in net cash used in investing activities was attributable to the deposit paid for acquisition of investment and purchase of plant and equipment by $200,000 and $83,529 respectively, during the nine months ended September 30, 2015.

Financing Activities

Net cash provided by financing activities was $852,503 for the nine months ended September 30, 2015, which was an increase of $641,677 or 304.4% from $210,826 in the same period in 2014. The increase was attributable to issue of share capitals, loan from a director and net decrease in subscription receivable amounted to $512,847, 320,513 and 19,143 respectively, during the nine months ended September 30, 2015.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2015:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	73,018	17,484	124,463	45,698
- systems maintenance	1,614,423	1,087,850	2,693,011	2,600,023
	1,687,441	1,105,334	2,817,474	2,645,721

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

The balance sheet amounts with the exception of equity were translated at RMB 6.3872 and RMB 6.2505 to $1.00 at September 30, 2015 and December 31, 2014, respectively. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months period ended September 30, 2015 and 2014 were RMB 6.3739 and RMB 6.2061 to $1.00, respectively. The average translation rates applied to the income and cash flow statement amounts for the nine months period ended September 30, 2015 and 2014 were RMB 6.3007 and RMB 6.1992 to $1.00, respectively.

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