Form 10-K/A
period 2014-12-31
SINO PAYMENTS, INC.
filed 2015-12-22
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment Number 2 to the Annual Report is being filed for the sole purpose of filing the following Exhibits:

Exhibit #	Exhibit Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.

SINO PAYMENTS, INC.

Dated: December 18, 2015

/s/ Kenneth Tan

By: Kenneth Tan

Its: President, CEO

(Principal executive officer)

/s/ Channing Au

By: Channing Au

Its: Chief Financial Officer

(Principal financial and accounting officer)

In accordance with the Securities Exchange Act of 1934, this Amendment Number 2 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Tan	President, Chief Executive Officer, and Director (Principal Executive Officer)	December 18, 2015

/s/ Bella Tsang	Director and Secretary	December 18, 2015

/s/ Matthew Mecke	Director	December 18, 2015

/s/ Johan Pehrson	Director	December 18, 2015

/s/ Edmund Yeung	Director	December 18, 2015

/s/ Channing Au	Chief Financial Officer and Treasurer	December 18, 2015
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit #	Exhibit Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - Filed Herewith