Form 10-K
period 2015-12-31
SINO PAYMENTS, INC.
filed 2016-04-14
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Yes      . No  X .

As of December 31, 2015, (the last business day of the registrant’s most recently completed fiscal year), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $611,720. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2015, there were 29,656,130 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K

For the Year Ended December 31, 2015

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements (as defined by the Private Securities Litigation Act of 1995, as amended). These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “hopes,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

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

References to “OTC” means The OTC Markets Group, Inc. “OTCQB” means The OTC Markets Group, Inc. QB Tier, a national quotation system found at www.otcmarkets.com.

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

“SEC” or “Commission” means the U.S. Securities and Exchange Commission.

“POS” means point of sale computer programs and systems used to record retail or Internet sales, process payments and make corresponding inventory record adjustments. POS systems can include cybersecurity or systems security technologies as well.

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

As of the date of this Annual Report on Form 10-K, we still have not implemented any IP Business services to any customer.  While we have a functioning SinoPay GPP system product for sale, we have yet to sell any SinoPay GPP system to a customer as of the date of this Annual Report on Form 10-K.  We will continue to promote the SinoPay GPP system, but our primary focus is on growing our IT Business because of our strategic decision that IT Business presents greater growth and profit potential than IP Business in the short term.  Further, we believe that the SinoGPP system will require ongoing and potentially expensive marketing and sales effort due to the highly competitive market for Point Of Sale (“POS”) systems and longer sales cycle for POS systems than IT Business project and consulting sales.

Share Exchange

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

Principal business

The principal business of VEI CHN for more than 15 years is to provide the Information Technology Services and Solutions (consisting of select services and solutions in computer software programming and integration,  and computer systems, Internet and information technology systems engineering, consulting, administration and maintenance, including e-commerce and payment processing) to the Retail Sector (“IT Business”), primarily to leading retailers in Hong Kong SAR, Macau SAR and PRC and as more fully described below.  As is customary in the industry, such services and solutions are provided by both company employees, contractors and consultants.  The primary services and products of the IT Business are:

a)

Systems maintenance and related service

VEI CHN Group provides development, customization of software and hardware, enhancements thereto and maintenance services for installed POS system. VEI CHN Group markets, sells and maintains its own brand POS software – edgePOS as well as third party brands (e.g. NCR / Retalix), which is one of the leading POS software programs in the market. These software enhancements and programming can integrate with different IP systems.

Systems maintenance services consist of: i) software maintenance service, including software patches and software code revisions; ii) installing, testing and implementing software; iii) training of customer personnel for the use of software;  and iv) technical support for software systems.

Other services include system installation and implementation,  including i) project planning; ii) analysis of customer information and business needs from a IT perspective (“System Analysis”); iii) design of the entire system; iv) hardware and consumables selection advice and sales; and v) system hardware maintenance. These services typically consist of customer projects for New Store Opening (“NSO”) and Install, Move, Add and Change (“IMAC”) for retail, and ad-hoc custom system projects for other business sectors. Our primary focus is the retail sector in Hong Kong SAR and PRC.

b)

Systems development and integration

VEI CHN Group provides value-added software, which integrates with customer owned or licensed software, and ad-hoc software development projects for other business sectors. Besides use of proprietary, custom software code, our services may from time to time license standard third party software programs.

Business partner and customers

The main business partner of the IT Business group is Wincor Nixdorf (“WN”), a German listed group with subsidiaries in Hong Kong and PRC. Since 1990’s, VEI CHN Group served the AS Watson Group, a retail conglomerate including Watsons, Parknshop and Fortress, directly and through a sub-contracting arrangement with WN in the region.  This contributes almost half of the gross sales revenue each year to VEI CHN.

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

The annual sales of VEI CHN Group have been increasing over the past few years in its principal business by expanding its customer base and its scope of services. VEI CHN Group solution now runs in over 10,000 POS in the region and provides a solid foundation to SINO’s IP system. Also, VEI CHN Group is seeking to leverage its existing POS solution customer base to expand into the mobile Customer Relationship Management and Rewards market.  Visa's 2015 eCommerce Consumer Monitor Survey showed a 23% increase in 2015 in Hong Kong consumers using their mobile devices to purchase goods and services.  The importance of the mobile market in commerce is globally recognized.

Business Focus after Share Exchange

With the completion of the Share Exchange and throughout fiscal years 2015 and 2016, SINO is focusing and will focus its business in IT Business, and seek to expand its services to commercial customers in PRC and Asia Pacific Region.  This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer order in our core markets of Hong Kong SAR and China than the IP Business and presents an industry segment that better suits our current technical capabilities, marketing capabilities and financial resources.

With respect to the IP Business, the Company will seek to implement its IP Business and related credit card and debit card processing systems as part of and enhancement for the IT Business to the Retail Sector. There has been no significant integration of the businesses in fiscal year 2015 and there is no deadline for such integration, which will occur as and when the Company can afford to and deems it propitious to integrate operations.

We will evaluate the merits of this business and growth strategy from time to time and may elect in the future to continue to pursue an IP Business, IT Business or focus more on one segment than the other, including seek business opportunities in the applications of digital technology which can raise our customers’ competitive edge leading to increase in market share and profitability in their business sectors. Any change in business focus will be based on current economic conditions, competitive environment, our available cash and infrastructure resources, current customer demand trends and financial results of each segment of our post-Share Exchange business plan.  As of the date of the filing of this Annual Report on Form 10-K, we are pursuing our emphasis on IT Business in our core Hong Kong SAR and PRC market while also exploring expansion opportunities in adjacent markets.  Our ability to exploit adjacent market opportunities for expansion will be limited and governed by available, affordable funding and cash flow.

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
Ke Dao Solutions Ltd.
- a Hong Kong Company
Value Exchange Int'l (Hong Kong) Ltd.
(formerly known as TAP Services (HK) Ltd.)
- a Hong Kong Company
Value Exchange Int'l (Shanghai) Ltd.
- a PRC Company

We do not have a set time schedule for integration of IT Business and IP Business as our primary focus is on growing the IT Business while not abandoning the IP Business and our ability to integrate is limited by available and dedicated financial resources and manpower.

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

VEI CHN Group has been serving in IT Business sectors for over 15 years, focusing on POS maintenance and support to retail sector. The VEI CHN Group will continue its key business and seek to expand its client base to gain more market share in PRC and Hong Kong SAR.  When and if SINO has sufficient funding SINO may consider acquiring companies in the Asia Pacific region with similar business, subject to financial wherewithal to do so and subject to a suitable and affordable acquisition opportunity. The operating subsidiaries will also cooperate with strategic partners in the local markets to secure and provide maintenance services to major retail customers and as a basis for attempting to expand our business in our markets.  In fiscal year 2015, we had over 10 strategic partner arrangements engaged in providing our services to customers.

Competition

We face significant competition from large multinational service providers, such as Wincor Nixdorf, NCR, Fujitsu IBM, Toppan Forms and large national companies, such as Octopus card, an electronic payment in online or offline system in Hong Kong SAR. Though VEI CHN Group faces keen competition in the maintenance service market, it has a well-trained technical team, which we believe offers premier services to the satisfaction of our customers, and, as is the case with many smaller companies in the IT segment, we believe we can offer more customized and cost effective services to certain customers.  Without extensive teaming with strategic partners, we lack the capabilities to compete directly with larger competitors in projects or work requiring capabilities of a large company.  SINO may also experience a competitive disadvantage in bids or prospective work where extensive and broad prior projects in certain areas of IT are required to bid and to win bids.   An instance of such a competitive disadvantage would be technical work in which we do not have extensive prior experience or we do not have a prior relationship with the customer in question.

Some of our competitors in our industry have substantially greater capital and technical resources than we have and, operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. Since they are affiliated with financial institutions or banks, these competitors do not incur the costs associated with being sponsored by a bank for registration with card networks and they can settle transactions quickly for their own merchants. We do not, however, currently contemplate pursuing an acquisition or strategic relationship with a financial institution in order to increase our competitiveness.  As of the date of the filing of this Annual Report on Form 10-K, SINO has not pursued or identified such a financial institution and there can be no assurance that we could consummate a merger or strategic relationship with any financial institution.

Security of Computer Networks

We maintain certain computer networks, computer systems and databases in connection with our business operations and services.  We use readily available security programs to protect these systems and databases and we periodically review security measures.   Any security system or program may be vulnerable to hacking or security breaches, especially since hacking and malicious programs are constantly evolving to overcome new security measures. Like any company’s computer and network systems and databases, our systems and databases could be vulnerable to security hacking or malicious programs. We may also be vulnerable to security leaks and violations by employees and contractors, which is a threat faced by all IT Business companies. We have not experienced any significant security breaches or problems as of the date of filing of this Annual Report on Form 10-K.   SINO technical staff typically evaluates cybersecurity and security measures from time to time as new threats become known to us.

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

A common problem in our industry is key or important contractors and employees being lured to more attractive or lucrative work opportunities.  SINO cannot typically match the level and scope of financial incentives offered by larger competitors to workers.  SINO has to rely on active recruitment coupled with offering projects that match workers’ skills and interests as well as providing an appealing work environment and competitive base compensation in order to maintain or create an adequate work force on a project-by-project basis.

Insurance

Except the Company’s subsidiaries in (i) PRC are required to cover its employees with medical, retirement and unemployment insurance programs, and (ii) Hong Kong are required to cover its employees with labor insurance programs under the prevailing laws and regulations of the PRC and in Hong Kong, we do not maintain other insurance. Because we may not have sufficient insurance, if we are made a party to a liability legal action, we may not have sufficient funds to defend the litigation or may suffer another liability. If that occurs a judgment or liability that is not covered by any insurance or covered by available cash or funding, could cause us to cease or reduce operations.  We did not experience any significant claims against our insurance in fiscal year 2015.

Government Regulation

We are not currently subject to direct Chinese, United States federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce and the U.S. securities laws applicable to the Company. However, the Internet is increasingly popular and essential on a global basis. As a result, it is possible that a number of international and local laws and regulations may be adopted with respect to the Internet applications and transactions, including ones used in or serviced by our service. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Existing and future laws and regulations governing the privacy of end users or their customers’ information is or may become part of the regulatory burden of conducting our business lines.  We do not provide our services in the U.S. as of the date of this Annual Report on Form 10-K, but the global nature of the Internet and e-commerce and financial transactions means that any company may become subject from time to time to U.S. or foreign laws on privacy, financial regulation, business regulation or tax law.

We are not certain how our existing business may be affected by the application of existing, evolving laws, or extension of foreign laws to our operations and,  governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place, including areas affecting our business lines. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation or regulatory costs or increased service delivery costs. In addition, because our services could be available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. Our failure to qualify a business in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

Like many companies, and from time to time, the Company may review the economic and tax advantages of various jurisdictions for businesses like the Company business in order to determine if there are any significant long-term advantages in relocating or expanding the Company operations to another jurisdiction, whether in whole or in part.  Any such review is part of the customary strategic planning of the Company.

We are subject to the Foreign Corrupt Practice Act, or “FCPA,” and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. Our activities in Asia create the risk of unauthorized payments or offers of payments by consultants or agents of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and consultants, sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. The U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Employees

We have more than 130 full time employees as of December 31, 2015, including officers of the Company and including employees and officers of VEI CHN and its subsidiaries.

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

Our operating income and assets are not significant, especially in light of the numerous competitors in our industry and the fact that many of those competitors have substantially greater technical and financial resources, market share, broader geographical market reach, brand recognition, customer loyalty and strategic alliances than our company.  We are vulnerable to larger competitors targeting our services, and the ability of our competitors to undercut our pricing for sustained periods.  With limited resources and funding, our company cannot afford to engage in any pricing competition because we require profits in order to sustain our business. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of our services and the extremely competitive environment in which we will operate. Our performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing profitability in the evolving, highly competitive IT industries. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations. We have the added burden of managing the recently acquired IT Business and our traditional IP Business and seeking to integrate them.

Our company has had changes in management in the past three years and such changes are not conducive to continuity of business or business strategies and are disruptive to business operations.  If we do not maintain a stable, competent management team in our service, our company may fail or fail to achieve profitability.

Ineffective internal controls could impact the Company's business and financial results.

The Company's internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, the Company's business and financial results could be harmed and the Company could fail to meet its financial reporting obligations. While the Company is in the process of improving its internal controls, the material weakness continued to exist as of December 31, 2015 and will continue to exist until the remediation actions described in Item 9A, Controls and Procedures, are fully implemented and tested. If the new controls being implemented to address the material weakness and to strengthen the overall internal control over accounting for income taxes are not designed or do not operate effectively, if the Company is unsuccessful in implementing or following these new processes or is otherwise unable to remediate this material weakness, this may result in untimely or inaccurate reporting of the Company’s financial condition or results of operations.

Our industry is highly competitive and if we are unable to compete successfully, our business will be harmed or fail.

The industry of our service are global as well as local and with numerous competitors in every market and region.  Further, many customers have or may develop or acquire the capability to provide our services and products in house, especially with the development of software and other technologies that eliminate or reduce the need for customers to use outside services like our company. Moreover, we believe foreign competitors and competitors with operations or subcontractors in countries such as South Korea and India may become an increasing source of competition, due largely to their access to low-cost, high-skilled labor and low cost software and technological development resources. If we are unable to compete successfully against current or future competitors in the industry, our expected revenues, margins and market share could be adversely affected, any of which could significantly harm our business or even our survival.  We do not possess the resources to withstand any sustained downturn in business or extensive competition aimed at our customer base.

Our success depends on certain key personnel. We rely on highly skilled and qualified personnel, and if we are unable to continue to attract and retain such qualified personnel it will adversely affect our business.

Our performance to date has been and will continue to be largely dependent on the talents, efforts and performance of our senior management and key technical personnel, who generally have, in our opinion, significant experience with our company and substantial relationships and reputations within the industry of our services. Certain of our executive officers and top technical personnel may enter into employment and noncompetition agreements. However, while it is customary in the industry to use employment agreements as a method of retaining the services of key executive personnel, these agreements do not guarantee us the continued services of such employees. We do not currently have an employment agreement with our key personnel, or with most of our key technical and engineering personnel. The loss of our executive officers or our other key personnel, particularly with little or no notice, could cause delays on business developments and projects and could have an adverse impact on our customers and industry relationships, our business, operating results or financial condition.  While we may rely on independent contractors or consultants for technical needs, we may also experience an inability to hire such expertise in the future.  The job market for experienced IT personnel is competitive in PRC and Hong Kong SAR as well as globally. We also lack the resources or funding to match more established competitors’ compensation packages for the kind of personnel that is critical to our company’s survival and success.

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

*

the business can be capital-intensive and our capacity to generate cash from our operations may be insufficient to meet our anticipated capital requirements, especially the capital needs of penetrating and developing our services;

*

technological developments could render obsolete our technologies, services and products and undermine our services in the industry;

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

*

technologies and customer tastes and demands can shift or change unexpectedly in the rapidly evolving IT industry and IP industry and we may lack the wherewithal to respond to such changes; and

acquisitions we pursue in our industry and related industries could result in operating difficulties, dilution to our shareholders and other consequences harmful to our business.  Integration of new acquisitions can undermine an acquiring company’s business strengths by diluting resources and manpower and imposing operational losses.

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

We have derived a significant portion of our revenue from a limited number of customers. For the year ended December 31, 2015, our revenue was concentrated in our largest customer that accounted for approximately 45% of annual revenues. As of December 31, 2015, $50,473 or 16% of our accounts receivable, was due from our largest customer. We do not have long term contractual arrangements or regular negotiation with most of these customers. The loss of one or more of these customers could damage our business, financial condition and results of operations.

We face an inherent business risk of exposure to product or service liability claims that could have a material adverse effect on our operating results.

Because of the nature of our products and services, we face an inherent business risk of exposure to product or service related liability claims arising from the claimed failure of our products or services, whether proprietary or licensed, to perform as intended and the resulting damages or harm to customer’s business, computers, network, e-pay or information systems, including cybersecurity breach claims and end user privacy claim liabilities.  We do not have insurance coverage for product and service liabilities, but we intend to obtain such insurance coverage upon receipt of sufficient funding or revenues from operations to afford such insurance coverage.  The absence of product and service liability insurance could impose significant liabilities on our company and result in its failure.

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

We operate in Hong Kong SAR and PRC.  The control of the Communist Party over the government of PRC and Hong Kong SAR injects potential risk exposure from sudden, unexpected changes in laws or regulations or trade regulations that could be adverse to the Company. Any changes in PRC laws and regulations, or their interpretation, or the imposition of new taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the PRC government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the PRC government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

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

We just recently created an Audit Committee and our internal controls may not adequately protect against financial reporting issues.

We just established an Audit Committee to the Board of Directors (as of October 29, 2015).  Prior to October 29, 2015, we did not have an independent audit committee and our Board of Directors may be unable to fulfill the functions of such a committee, which may compromise the management of our business.  Our Board of Directors functioned as our audit committee and was comprised of four directors, none of whom were considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Exchange Act. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company's processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Company Board of Directors from being independent in its judgments and decisions and its ability to pursue the committee's responsibilities, which could compromise the management of our business.

Risks Related to Our Common Stock

There is not now, and there may not ever be, an active public market for our common stock and we cannot assure you that the Common Stock will become liquid or that it will be listed on a securities exchange (other than OTC). There currently is only a minimal public market for our Common Stock. Failure to develop or maintain a liquid public trading market could negatively affect the value of our Common Stock and make it difficult or impossible for stockholders to sell their shares.

Our Common Stock has been quoted on the OTC Markets Group, Inc. Pink quotation system (“OTC Pink Sheets”) under the trading symbol “SNPY” since March 18, 2013. Because we are quoted on the OTC Pink Sheets, SINO Common Stock is less liquid, receives less or no coverage by security analysts and news media, and generates lower prices than might otherwise be obtained if they were listed on a national securities exchange or NASDAQ.

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

Our issued Common Stock is held by a small number of shareholders.  We would have to increase the public float considerably as part of any effort to enhance the liquidity of our Common Stock.

We were delinquent in our SEC periodic report filings under the Exchange Act in 2015 and as such there was not adequate information available for investors for an extended period to make prudent investment decisions about our Common Stock or to evaluate our services.

While we have filed all past due Exchange Act by December 2015, we were not current in those filings and such delinquency meant that there is inadequate information for investors to evaluate an investment in our common stock or to evaluate our business and its prospects for an extended period.

While we have filed all late Exchange Act, we may have our Common Stock deregistered by the SEC under Section 12(j) of the Exchange Act due to the initial failure to be timely in, which would mean further decline in liquidity in respect of our Common Stock and further lack of adequate public information about our Common Stock. Deregistration would effectively undermine the liquidity and trading of our Common Stock and render such shares worthless absent renewed trading of such shares.  We have not received any notice from the SEC about any intent or action to deregister our Common Stock.

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

*

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

Our Common Stock is not currently Rule 144 eligible since we were previously delinquent in our SEC Filings in 2015.  Even if our Common Stock was Rule 144 eligible, the application of Rule 144 creates some investment risk to potential investors; for example, existing shareholders may be able to rely on Rule 144 to sell some of their holdings, driving down the price of the shares you purchased.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Currently, there are no unresolved staff comments.   The Company was delinquent in its filings obligations under the Exchange Act. The Company delivered a letter, dated October 1, 2015, to the Commission on October 3, 2015, setting forth a schedule to file all past due Exchange Act filings. We filed all past due Exchange Act periodic reports in 2015.  The filing of late Exchange Act reports does not prevent the SEC from deregistering the Common Stock due to the initial failure to timely file such reports, but the Company has not received any deregistration notice from the SEC as of the date of this Annual Report of Form 10-K.

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

6)

Room C, 21/F, 29 Xiang Cheng Road, Shanghai, China 200122 (Terminated in September 2015)

7)

Room MIT West Wing, GC Tower, No. 577 Pudian Road, Shanghai, China, 200122 (Terminated in September 2015)

8)

Room 1107, 2/F, No. 15 West Majiapu Road, Fengtai District, Beijing, China 100068

9)

Room 202, Unit 11, Building, No. 53 Jiaomen West Road, Fengtai District, Beijing, China 100068 (Terminated in June 2015)

We believe that the above space is sufficient for our current operations.  We paid $194,130 in aggregate lease payments in fiscal year 2015 for the above spaces.

ITEM 3. LEGAL PROCEEDINGS

Except as disclosed in this Annual Report on Form 10-K, and as of the filing of this Annual Report on Form 10-K, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock was quoted on the OTC Bulletin Board since October 29, 2008, and was originally traded under the symbol “CHIJ.OB.”. On December 17, 2008, our Common Stock began trading under our current symbol of “SNPY.OB.”. Since March 18, 2013, SINO Common Stock is quoted on OTC Pink Sheets under the trading symbol “SNPY.” The CUSIP number for our common stock is 829348200. Because we are quoted on OTC Pink Sheets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange

.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as quoted on the OTC Pink Sheets. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Fiscal Quarter
1st Quarter (January 1, 2015 to March 31, 2015)	$0.195	$0.130
2nd Quarter (April 1, 2015 to June 30, 2015)	$0.144	$0.030
3rd Quarter (July 1, 2015 to September 30, 2015)	$0.060	$0.050
4th Quarter (October 1, 2015 to December 31, 2015)	$0.220	$0.045
Fiscal Quarter
1st Quarter (January 1, 2014 to March 31, 2014)	$0.210	$0.135
2nd Quarter (April 1, 2014 to June 30, 2014)	$0.205	$0.145
3rd Quarter (July 1, 2014 to September 30, 2014)	$0.200	$0.130
4th Quarter (October 1, 2014 to December 31, 2014)	$0.200	$0.100
Fiscal Period
Transition period (September 1, 2013 to December 31, 2013)	$0.25	$0.075
Fiscal Quarter
1st Quarter (September 1, 2012 to November 30, 2012)	$0.03	$0.011
2nd Quarter (December 1, 2012 to February 28, 2013)	$0.036	$0.013
3rd Quarter (March 1, 2012 to May 31, 2013)	$0.18	$0.014
4th Quarter (June 1, 2013 to August 31, 2013)	$0.148	$0.04

(1) The above table sets forth the range of high and low closing prices per share of our Common Stock as reported by www.quotemedia.com for the periods indicated.

Holders

As of December 31, 2015, there were approximately 69 stockholders of record of our Common Stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Dividend Policy

We have not paid any cash dividends on our Common Stock for the years ended December 31, 2015 and 2014. While we have declared and paid dividends in the past, and we intend to do so in the future, our financial condition may require us to retain future earnings for overhead and business development costs. As such, investors should not invest in our Common Stock on the assumption that it will pay a regular or periodic dividend.

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

Recent Sales of Unregistered Securities

Except as disclosed below, we have not sold any equity securities during 2015 that went undisclosed in a quarterly report on Form 10-K, Form 10-Q or a current report on Form 8-K that was filed during the period.

In April 2015, SINO completed a private placement outside of the United States with 2 accredited, non-U.S. investors pursuant to which we sold 2,699,200 common shares, at price of $0.19 per share, or approximately $512,848.00 in the aggregate.  A 3% of the consideration received was paid as agency commission to the introducing agents for the introduction of the investors.  The issuance of these securities was exempt from registration under Regulation S and Section 4(a)(2) of the Securities Act.

The recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to any resale or distribution thereof and appropriate legends were affixed to the share certificates as “Restricted Stock” under Rule 144 of the Securities Act.

Purchases of Equity Securities

No repurchases of our Common Stock were made during the fiscal year 2015.

ITEM 6.   FINANCIAL DATA.

Not Applicable.  The Company, as a “smaller reporting company” (as defined by §229.10(f) (1)), is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statement under the Private Securities Litigation Reform Act of 1995, as amended. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview of our Business

Sino Payments, Inc.

Our initial business was to operate a credit card processing and merchant-acquiring services company that provides POS - credit card clearing services to merchants and financial institutions in PRC and Hong Kong SAR. Since inception, we have strived to implement our business plan, including the key step of creating our Global Processing Platform (“SinoPay GPP”) and establishing our website, www.sinopayments.com.

Specifically and currently, one of the Company’s business lines is to be a provider of IP processing services in Asia to bank card-accepting merchants. We market our services to local merchants with regional retail locations across Asia Pacific as potential customers of their IP and related credit card and debit card processing systems. We offer interoperability through what is envisioned as a highly efficient infrastructure and perceived exceptional knowledge of the IP processing market through our SinoPay GPP platform. The SinoPay GPP system facilitates the processing of all major credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and will be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. SINO intends to deploy the SinoPay GPP platform throughout Asia with a focus on China, Hong Kong, Thailand, Philippines, Malaysia, Korea, and Japan.

As of the date of this Annual Report on Form 10-K, we still have not sold or implemented any IP Business to any customer.  Our current focus is on growing the IT Business because of our judgment that IT Business presents a more promising segment for growing our revenues and attaining sustained profitability.  While we will continue our efforts to sell the IP Business products and services, the IP Business will be more in the order of an optional product and service line, or a lead sales enticement for the IT Business, until we have sufficient funds or revenues to aggressively market and sell IP Business products and services.  Since we are focused on the retail sector, the offering of IT Business with an IP Business complementary offering makes sense in terms of fully leveraging all of our capabilities. Our hope is that the dual business lines may prove complementary in that each may lead to business opportunities for the other. As of the date of this Annual Report on Form 10-K, the IT Business and IP Business are presented as separate customer offerings and we have not made any progress in integrating IT Business and IP Business beyond offering them as menu of available services and products.  We do not have a set time frame for integration and our efforts may be modified in the future based on then current circumstances.  We do not view integration of the IT Business and IP Business as essential to our future operations, but we do view integration as a cost efficiency measure, especially to eliminate any duplicative overhead or lack of focus and consistency in marketing and sales efforts.  No significant integration occurred in fiscal year 2015.

Enhancements to the functions of the IP Business products may be required to make them more attractive to the market. When and if we can attain sufficient revenues and/or funding, and subject to then current market demand, we may seek to offer a package of integrated IP Business and IT Business products and services as well as enhanced functionality for our IP Business products.

One factor affecting our IP Business is that POS customers tend to be sensitive to whether a POS provider is a long term provider of systems, services and maintenance.  In light of our lack of any presence or financial performance in the IP Business, and the public availability of our financial information,  as well as our lack of a prominent brand presence in our markets, we will probably have to significantly improve our financial and business performance to reassure prospective IP Business customers of our staying power as a provider of POS products, systems, and services and to fund the sort of sustained marketing and sales campaigns to increase the end users’ awareness of IP Business brand and capabilities.  Such campaigns are beyond our current financial wherewithal and may not be possible in fiscal year 2016.

Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry.  A general trend affecting our IT Business is the trend of increasing competition for skilled labor.  With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets.  We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail.  We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2014 or 2015.

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

IT Business is often affected by general economic conditions in our markets and any decline in those conditions could adversely impact our business and financial performance.  During periods of economic growth, customers general spend more for IT Business products and services.  During periods of economic contraction or uncertainty, such spending generally decreases or is deferred. As such, the prospective business for our IT Business is generally greater during periods of economic growth or stability in Hong Kong or China and decreases during periods of economic decline or uncertainty in Hong Kong and China.  In our global economy, and with PRC being still a principal export economy, adverse economic conditions globally or in other regions can adversely impact economic conditions in Hong Kong SAR and PRC.  PRC has experienced a less dynamic growth in gross national product in the past year and this may reduce the willingness of customers to spend on IT Business or IP Business.

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing.  We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2014 or fiscal year 2015, but we perceive that the expansion of cloud computing could allow foreign customers to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core market.  We may find it more difficult to compete for IT Business in Hong Kong and China if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems.  The growth of cloud computing coupled with IT Business products and services as a ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets.

We are examining if our operations could enter into a strategic relationship with a cloud computing company as part of a response to possible future competition from cloud computing companies, but have not taken any steps to pursuing or attaining such a relationship.

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

In order for us to attain sustained success in the near term, we must continue to maintain and grow our customer base, provide high-quality service and satisfaction to our existing clients, and take advantage of cross-selling opportunities within and between the IT Business and IP Business. In the current economic environment, we must provide our customers with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced a more demand for our IT Business products and services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins in fiscal year 2016 or over the longer term.

The increasing need for cybersecurity products and technologies may be a future weakness of our business plan.  We do not have a current cybersecurity product and service line beyond consultants engaged to provide cybersecurity services.  Cybersecurity companies may have an advantage over our business model in the future in that cybersecurity companies could leverage their cybersecurity offerings to also sell IT Business services and products that compete with our IT Business products and services.  While we may explore enhanced cybersecurity offerings, but we have not identified or commenced launch of any new cybersecurity products as of the date of the filing of this Annual Report on Form 10-K.

Share Exchange

See “Share Exchange” on page 6 of this Annual Report on Form 10-K.

Principal business

The principal business of VEI CHN for more than 15 years is to provide the IT Business, primarily to leading retailers in Hong Kong SAR, Macau SAR and PRC.  The primary services and products of the IT Business are:

a)

Systems maintenance and related service

VEI CHN Group provides development, customization of software and hardware, enhancements thereto and maintenance services for installed POS system. VEI CHN Group market, sell and maintain its own brand POS software – edgePOS as well as third party brands (e.g. NCR / Retalix, which is one of the leading POS software in the market). These software programs can often integrate with different IP systems.

Systems maintenance services consist of: i) software maintenance service, including software patches, software code revisions; ii) installing, testing and implementing software; iii) training of customer personnel for the use of software;  and iv) technical support and administration for software systems.

Other services include system installation and implementation including i) project planning; ii) System Analysis; iii) design of the entire system; iv) hardware and consumables selection advice and sales; and v) system hardware maintenance. These services typically consist of customer projects for NSO and IMAC for retail, and ad-hoc custom system projects for other business sectors. Our primary focus is the retail sector in Hong Kong SAR and PRC.

b)

Systems development and integration

VEI CHN Group provides value-added software, which integrate with customer owned or licensed software, and ad-hoc software development projects for other business sectors. Besides use of proprietary, custom software code, our services may from time to time license standard third party software programs.

With the completion of the Share Exchange and throughout fiscal year 2016, we are focusing and will focus its business in IT Business, and seek to expand its services to commercial customers in PRC and Asia Pacific Region. This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer order in our core markets of Hong Kong SAR and China than the IP Business.  Any expansion is subject to and limited by our then current funding and cash flow, commitment of our manpower, ability to handle additional work and availability of sufficient strategic partner or contractor assistance.

With respect to the IP Business, the Company will continue to seek to implement its IP Business and related credit card and debit card processing systems as part of an enhancement for the IT Business to the Retail Sector.

Financial Performance Highlights

The following are some financial highlights for the 2015:

•

Net revenue: Our net revenues were $3,737,171 for the year ended December 31, 2015, as compared to $3,588,387 for the year ended December 31, 2014, an increase of $148,784 or 4.1%.

•

Gross profit: Gross profit for the year ended December 31, 2015 was $ 479,361 or 12.8% of net revenues, as compared to $1,296,645 or 36.1% of net revenues, for the year ended December 31, 2014, a decrease of $817,284 or 63.0%.

•

Loss (income) from operations: Our loss from operations totaled $642,931 for the year ended December 31, 2015, as compared to income from operations $379,751 for year ended December 31, 2014, a change of $1,022,682 or 269.3%. The change was mainly attributable to the decrease in our gross profit, increase in operating expenses and decrease in other income.

•

Net loss (income): Our net loss of $542,677 for the year ended December 31, 2015, compared to net income $455,945 for the year ended December 31, 2014, a change of $998,622 or 219.0%.

•

Basic and diluted net loss per share was $0.02 for the year ended December 31, 2015.

Results of Operations

Year Ended December 31, 2015 compared to the year ended December 31, 2014

The following table summarizes the results of our operations during the years ended December 31, 2015 and 2014 and provides information regarding the dollar and percentage increase or (decrease) from the 2014 year to the 2015 year.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2015 and 2014

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	2015	2014	Change
	US$	US$	US$	%
NET REVENUES
Service income	3,737,171	3,588,387	148,784	4.1
COST OF SERVICES
Cost of service income	(3,257,810)	(2,291,742)	(966,068)	42.2
GROSS PROFIT	479,361	1,296,645	(817,284)	63.0
Operating expenses:
General and administrative expenses	(1,116,054)	(909,079)	206,975	22.8
Foreign exchange loss	(6,238)	(7,815)	1,577	(20.2)
LOSS (INCOME) FROM OPERATIONS	(642,931)	379,751	(1,022,682)	(269.3)
OTHER INCOME (EXPENSES)	113,798	220,171	(106,373)	(48.3)
LOSS (INCOME) BEFORE PROVISION FOR INCOME TAXES	(529,133)	599,922	(1,129,055)	(188.2)
INCOME TAXES	(13,544)	(143,977)	130,433	(90.6)
NET LOSS (INCOME)	(542,677)	455,945	(998,622)	(219.0)

Net revenues. Net revenues were $3,737,171 for the year ended December 31, 2015, as compared to $3,588,387 for the year ended December 31, 2014, an increase of $148,784 or 4.15%. This increase was primarily attributable to the increase in our revenue from 1) hardware sales  with revenue increasing from $268,381 for the year ended December 31, 2014 to $1,093,433 for the year ended December 31, 2015; and 2) systems development and integration with revenue increasing from $ 107,845 for the year ended December 31, 2014 to $242,379 for the year ended December 31, 2015, offset by the decrease in our revenue from systems maintenance with revenue increasing from $3,212,161 for the year ended December 31, 2014 to $2,401,359 for the year ended December 31, 2015.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff and overhead. Our cost of services increased to $ 3,257,810 or 87.2% of net revenues, for the year ended December 31, 2015, as compared to $2,291,742 or 63.9% of net revenues, for the year ended December 31, 2014, an increase of $966,068 or 42.2%. The increase in cost of services was mainly attributable to the increase in our contracting fees to suppliers and cost of technical staff, which is in line with the growing demand for our systems development and integration service and other service.

Gross profit. Gross profit for the year ended December 31, 2015 was $ 479,361 or 12.8% of net revenues, as compared to $1,296,645 or 36.1% of net revenues, for the year ended December 31, 2014. The decrease of gross profit was largely due to the increase in cost of services, offset by the increase in net revenues in 2015, as compared with 2014.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $1,116,054 or 29.9% of net revenues, for the year ended December 31, 2015, as compared to $909,079 or 25.3% of net revenues, for the year ended December 31, 2014, an increase of $206,975 or 22.8%. The primary reason for the increase was attributable to an increase in staff cost, office rental expenses and audit fee, offset by a decrease in professional expenses since we incurred for our recapitalization in 2014.

Loss (income) from operations. As a result of the above analysis, our loss from operations totaled $ 642,931 for the year ended December 31, 2015, as compared to income from operations $379,751 for year ended December 31, 2014, a change of $1,022,682 or 269.3%. The change was mainly attributable to the decrease in our gross profit, increase in operating expenses and decrease in other income.

Income taxes. The Company is subject to United States federal income tax at a tax rate of 34% on any revenues subject to U.S. taxation. No provision for income taxes in the United States has been made as the Company had no U.S. source income taxable in the United States for the fiscal years ended December 31, 2015 and 2014.

VEI CHN, VEI HKG and KDSL were formed in Hong Kong and subject to Hong Kong income tax at a tax rate of 16.5% for the year ended December 31, 2015. Our VEI SHG was formed in China and subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the “New EIT Law,” and its implementing regulations, both of which became effective on January 1, 2008. VEI SHG subject to an income tax rate of 25% for the year ended December 31, 2015.

Income taxes expense decreased to $ 13,544 or 0.4% of net revenues for the year ended December 31, 2015, as compared to $143,977 or 4% of net revenues for the year ended December 31, 2014. The decrease was primarily attributable the increase in cost of services, and hence, the decrease in taxable income of the Company for the year ended December 31, 2015.

Net (loss) income. As a result of the foregoing, we had a net loss of $542,677 for the year ended December 31, 2015, compared to net income $455,945 for the year ended December 31, 2014, as a result of the factors described above concerning higher revenue and relevant gross profits and lower in general administrative expenses.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $434,341.  The following table provides detailed information about our net cash flow for all financial years presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Year Ended
	December 31,
	2015	2014
	US$	US$
Net cash used in operating activities	(224,626)	(143,043)
Net cash used in investing activities	(280,972)	(34,097)
Net cash provided by financing activities	852,503	275,311
Effect of exchange rate changes on cash and cash equivalents	(14,287)	(1,819)
Net increase in cash and cash equivalents	332,618	96,352
Cash and cash equivalents at the beginning of year	101,723	5,371
Cash and cash equivalents at the end of year	434,341	101,723

Operating Activities

Net cash used in operating activities was $224,626 for the year ended December 31, 2015, which was an increase of $81,583 from net cash used in operating activities of $143,043 for the year ended December 31, 2014. The increase in net cash used in operating activities was primarily attributable to the following:

1)

Net loss of $542,677 for the year ended December 31, 2015, compared to net income of $455,945 for the year ended December 31, 2015; and

2)

A change of accounts receivable from a related company, other payables and accrued liabilities and amounts due to related parties decreased our operating cash balances by $132,071, $975,886 and $147,177 respectively; offset by

3)

A change of accounts receivable, amounts due from related parties and deferred income increased our operating cash balances by $277,246, $1,641,478 and $314,762 respectively.

Investing Activities

Net cash used in investing activities increased to $280,972 in the year ended December 31, 2015, which was an increase of $246,875 from $34,097 for the year ended December 31, 2014. The increase in net cash used in investing activities was attributable to 1) deposit for acquisition and 2) the purchase of plant and equipment by $200,000 and $80,972 respectively, for the year ended December 31, 2015.

Financing Activities

Net cash provided by financing activities was $852,503 in the year ended December 31, 2015, which was a change of $577,192 from net cash provided by financing activities of $275,311 for the year ended December 31, 2014. The increase was attributable to cash generated by the issue of share capitals, loan from a director, and net decrease in subscription receivable for the year ended December 31, 2015 amounts to $512,847, 320,513 and 19,143 respectively, for the year ended December 31, 2015.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2015:

	Place of incorporation	Ownership percentage
		2015	2014
Sino Payments, Inc.	USA	Parent Company	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	100%
Ke Dao Solutions Limited	Hong Kong	100%	100%

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

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2015 and 2014, there was a $0 and $0 allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

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

The Company’s revenue is derived from three primary sources: (i) professional services for systems development and integration, including procurement of related hardware and software licenses on behalf of customers, if required; (ii) professional services for system maintenance normally for a period of one year; and (iii) sale of hardware and consumables during the service performed as stated above.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2015 and 2014.

	2015	2014
	US$	US$
NET REVENUES
Service income
- systems development and integration	242,379	107,845
- systems maintenance	2,401,359	3,212,16
- sales of hardware and consumables	1,093,433	268,381
	3,737,171	3,588,387

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

Year ended	December 31, 2015	December 31, 2014
RMB : USD exchange rate	6.6324	6.2505
Average period ended
RMB : USD exchange rate	6.3421	6.1956

Year ended	December 31, 2015	December 31, 2014
HKD : USD exchange rate	7.800	7.800
Average period ended
HKD : USD exchange rate	7.800	7.800

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2015 and 2014 begins on page F-1 of this Annual Report on Form 10-K.

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

AWC’s report on the financial statements for the fiscal year ended December 31, 2015, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting.

During the years ended December 31, 2015, (i) there were no disagreements with AWC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of AWC, would have caused AWC to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures may not be effective.

The Audit Committee of the Company Board of Directors are working on the remedial efforts set forth in  Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2015, our internal control over financial reporting may not be effective based on those criteria due to the following:

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

•

There was a lack of controls over the control environment in that the Board of Directors was comprised of three members who were officers of the Company.  While the Company has added independent directors, and the Company Board of Directors established an Audit Committee on October 29, 2015, the Company is still endeavoring to establish adequate and full internal controls and corporate governance programs to ensure compliance with all corporate and financial requirements. There was no Audit Committee to the Company Board of Directors in the year covered by this Annual Report on Form 10-K and no independent directors until October 29, 2015 onwards.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

While the Company views the remedial plan discussed below as a priority, the Company may be unable to fund or implement the remedial plan, or the remedial plan may fail to remedy all internal weaknesses by a specific date or at all in some instances.

Board of Directors, in particular and in connection with the aforementioned internal control deficiencies, has or will take the following remediation measures:

•

On October 29, 2015, the Board of Directors established an Audit Committee to the Board of Directors.

•

We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting.

•

Management and Audit Committee will review the progress in remediation of the internal control weaknesses on a monthly basis and act accordingly.

•

Management will seek assistance from Company public auditors or others in implementing remediation of any internal control weaknesses on an as needed basis and as permitted by current funding and cash flow.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our current executive officers, directors and significant employees and their ages and titles as of December 31, 2015.

Name	Age	Position with the Company	Director Since
Matthew Mecke	46	Director	11/ 21/08
Raymond Lee (1)	58	Director	05/04/11

Kenneth Tan	51	Chief Executive Officer, President and Director	08/26/13
Bella Tsang (2)	51	Secretary, Treasurer, Principal financial officer and Director	08/26/13
Alex Chan (3)	59	Director, Treasurer and Chief Financial Officer	08/26/13
Johan Pehrson	58	Director	07/07/14
Edmund Yeung	46	Director	06/25/15
Channing Au (4)	37	Chief Financial Officer and Treasurer	Not applicable

Footnote

(1)

On April 10, 2015, Raymond Lee resigned as a member of the SINO’s Board.

(2)

On August 26, 2013, Bella Tsang was appointed as a Secretary and Director of the Company; and on June 25, 2015, she was appointed as a Treasurer and principal financial officer of the Company; and on October 29, 2015, she resigned as a Treasurer and principal financial officer of the Company.

(3)

On June 25, 2015, Alex Chan resigned as Chief Financial Officer, Treasurer of the Company, and a member of the SINO’s Board.

(4)

On November 5, 2015, Channing Au was appointed as Chief Financial Officer and Treasurer of the Company.

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

Channing AU. Channing Au joined Value Exchange Int’l (China) Limited, a subsidiary of the Company, as the Chief Financial Officer in August 2015.  Prior to joining the Company, Mr. Au served as an Audit Manager at Crowe Horwath (HK) CPA Limited since 2010. Prior to that, he worked for CPA firms including KPMG Hong Kong and BDO Limited.  Mr. Au has over 10 years extensive experience in provision of audit and consultancy services with clientele varies from unlisted entrepreneurs to companies listed in the United States and Hong Kong. Mr. Au is a member of CPA Australia, and obtained his Master’s Degree in Finance and Bachelor’s Degree in Accountancy from the Hong Kong Polytechnic University.

Profile of Former Directors who served in 2015

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

Other Relationships

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

Audit Committee and Other Board Committees

The SINO Board of Directors had no nominating or compensation committee in fiscal year 2015.  The SINO Board of Directors established an Audit Committee on October 29, 2015 and appointed the following as the Audit Committee’s initial members: Matthew Mecke, Johan Pehrson and Edmund Yeung.  SINO will explore formation of such other committees in fiscal year 2016.

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

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Audit Committee and Audit Committee Financial Expert

The Company did not have an audit committee until October 29, 2015 (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. Before the formation of the Audit committee with respect to fiscal year 2015, all of the current members of the Board of Directors lacked sufficient financial expertise or independence for overseeing financial reporting responsibilities.  The Company has not yet determined whether any appointed members of the Audit Committee are a financial expert.  The Company is exploring and will explore the recruitment of qualified independent directors to serve as members of and qualified to serve as members of an Audit Committee if none of the current appointees prove to be a financial expert.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended, December 31, 2015, 2014 and 2013. No other executive officer received compensation greater than $100,000 during any fiscal year.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Tan (1)	2015	62,820	-0-	-0-	-0-	-0-	-0-	-0-	62,820
	2014	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000
	2013	115,385	-0-	-0-	-0-	-0-	-0-	-0-	115,385

Alex Chan (2)	2015	39,827	-0-	-0-	-0-	-0-	-0-	-0-	39,827
	2014	61,090	-0-	-0-	-0-	-0-	-0-	-0-	61,090
	2013	47,308	-0-	-0-	-0-	-0-	-0-	-0-	47,308

Bella Tsang (3)	2015	26,923	-0-	-0-	-0-	-0-	-0-	-0-	26,923
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Channing Au (4)	2015	28,873	-0-	-0-	-0-	-0-	-0-	-0-	28,873
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Footnotes:

(1)

Mr. Kenneth Tan was appointed as Chief Executive Officer and a Director of the Company as of August 26, 2013.

(2)

Mr. Alex Chan was appointed as Chief Financial Officer and a Director of the Company as of August 26, 2013; and On June 25, 2015, Alex Chan resigned as Chief Financial Officer, Treasurer of the Company, and a member of the SINO’s Board.

(3)

Ms. Bella Tsang was appointed as Secretary and Director of the Company as of August 26, 2013, and was appointed as Treasurer and principal financial officer of the Company as of June 25, 2015; and on October 29, 2015, she resigned as a Treasurer and principal financial officer of the Company.

(4)

Channing Au was appointed as Chief Financial Officer and Treasurer of the Company as of November 5, 2015.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or non-exercisable options, as of the years ended December 31, 2015.

Long-Term Incentive Plans

There are no arrangements or plans currently used and in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Director Compensation

None of the directors received compensation for director services during the fiscal year ending December 31, 2015.

Pension Benefits

No named executive officers received or held pension benefits and the Company does not maintain a pension benefit plan during the fiscal year ended December 31, 2015.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of the fiscal year ended December 31, 2015 (i) by each of our directors; (ii) by each of our named executive officers; (iii) by all of our executive officers and directors as a group; and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of December 31, 2015, there were 29,656,130 shares of our common stock outstanding:

		December 31, 2015
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Matthew Mecke (3) Unit T25, GF Bangkok Bank Building 18 Bonham Strand West Sheung Wan, Hong Kong	Common	-	-
Raymond Lee (4) House 22, Capri Villa 136 Yuen Kong Sun Tsuen Pat Heung, N.T. Hong Kong	Common	-	-
Kenneth Tan (5) Block A1 35h Fl The Beverly Hills 6 Broadwood Hong Kong	Common	3,063,725	10.33%
Bella Tsang (6) 7/F., Darton Tower 142 Wai Yip St Kwun Tong, Kowloon Hong Kong	Common	7,298,556	24.61%
Alex Chan (7) 7/F., Darton Tower 142 Wai Yip St Kwun Tong, Kowloon Hong Kong	Common	-	-
Johan Pehrson (8) 3 Westerbergs Gata Halmstad, Sweden 30226	Common	202,101	0.68%
Edmund Yeung (9) Flat C, 7/F Phase I Kingsford Ind. Bldg 26-32 Kwai Hei St Kwai Chun, N.T. Hong Kong	Common	2,024,400	6.83%
Channing Au (10) 7/F., Darton Tower 142 Wai Yip St Kwun Tong, Kowloon Hong Kong	Common	-	-
All Officers and Directors as a Group	Common	12,588,782	42.45%

Other Beneficial Owners
CEDE & Co PO Box 20 Bowling Green Station, New York, NY, 10004 USA	Common	7,039,155	23.74%

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

(2)

Based on 29,656,130 issued and outstanding shares of SINO Common Stock as of December 31, 2015.

(3)

Matthew Mecke is a Director of the Company. His beneficial ownership includes 0 common shares as of December 31, 2015.

(4)

Raymond Lee was a Director of the Company and resigned on April 10, 2015.  His beneficial ownership includes 0 common shares as of December 31, 2015.

(5)

Kenneth Tan is the Company's Chief Executive Officer, President and a Director. His beneficial ownership includes 3,063,725 common shares as of December 31, 2015.

(6)

Bella Tsang is the Company's Secretary, and a Director of the Company.  Her beneficial ownership includes 7,298,556 common shares as of December 31, 2015.

(7)

Alex Chan was the Company's Treasurer, Chief Financial Officer and a Director of the Company, and resigned on June 25, 2015.  His beneficial ownership includes 0 common shares as of December 31, 2015.

(8)

Johan Pehrson is a Director of the Company appointed on July 7, 2014.  His beneficial ownership includes 202,101 common shares as of December 31, 2015.

(9)

Edmund Yeung is a Director of the Company appointed on June 25, 2015.  His beneficial ownership includes 2,024,400 common shares as of December 31, 2015.

(10)

Channing Au is the Company's Chief Financial Officer and Treasurer appointed on November 5, 2015.  His beneficial ownership includes 0 common shares as of December 31, 2015.

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

The Company is active in exploring possible mergers and acquisitions opportunities as part of its strategy to grow its business lines.

The Company has previously reported that its intends to acquire 100% of the outstanding share capital of a related company, TAP Services Inc., Philippines (“TSI”) to expand its business in the Asia Pacific region.

An investment deposits amounting to US$200,000 was paid to TSI in January 2015 as a consideration to acquire such shares capital. This transaction is not yet completed pending the approval by the Philippine Securities & Exchange Commission of TSI’s increase in authorized capital stock. TSI is in the process of completing the requirements of the Philippine Securities & Exchange Commission. The closing of the transaction is subject to, among other things, the receipt of all necessary governmental and other consents. We expect that the transaction will be completed, and TSI is expected to become a subsidiary of the Company in the second quarter of 2016.

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

Promoters and Certain Control Persons

Except as previously disclosed in our Exchange Act filings with Commission, we did not have any promoters at any time during the past five fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Audit Fees	$60,000	$58,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$60,000	$58,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by AWC (CPA) Ltd. for our financial statements as of and for the year ended December 31, 2015.

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

**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014; (iii) Consolidated Statements of Changes in Shareholders’ Equity as of and for the years ended December 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SINO PAYMENTS, INC.

Dated: April 14, 2016

s/ Kenneth Tan

By: Kenneth Tan

Its: President, CEO

(Principal executive officer)

/s/ Channing Au

By: Channing Au

Its: Chief Financial Officer

(Principal financial and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Tan	President, Chief Executive Officer, and Director (Principal Executive Officer)	April 14, 2016

/s/ Channing Au	Chief Financial Officer and Treasurer (Principal financial and accounting officer)	April 14, 2016

/s/ Bella Tsang	Director and Secretary	April 14, 2016

/s/ Matthew Mecke	Director	April 14, 2016

/s/ Johan Pehrson	Director	April 14, 2016

/s/ Edmund Yeung	Director	April 14, 2016

SINO PAYMENTS, INC.

FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The board of directors and stockholders of SINO PAYMENTS INC.

We have audited the accompanying consolidated balance sheets of Sino Payments Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/AWC (CPA) Limited

AWC (CPA) Limited

Certified Public Accountants

Hong Kong, China.

April 14, 2016

SINO PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS	US$	US$

CURRENT ASSETS
Cash	434,341	101,723
Accounts receivable, less allowance for doubtful accounts	320,251	607,616
Amounts due from related parties	747,676	1,666,635
Other receivables and prepayments	89,878	66,228
Deferred tax assets	42,311	34,877
Deposit for acquisition	200,000	-
Total current assets	1,834,457	2,477,079

NON-CURRENT ASSETS
Plant and equipment, net	138,462	114,353

Total assets	1,972,919	2,591,432

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	28,136	147,364
Other payables and accrued liabilities	449,555	1,286,435
Deferred income	443,888	157,074
Amounts due to related parties	477,636	397,600
Total current liabilities	1,399,215	1,988,473

NON-CURRENT LIABILITIES
Deferred tax liabilities	4,629	6,676

Total liabilities	1,403,844	1,995,149

SHAREHOLDERS’ EQUITY

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 26,956,930 shares issued and outstanding, respectively	297	270
Additional paid-in capital	690,589	177,769
Subscription receivable	-	(19,143)
(Accumulated deficit) / retained earnings	(84,866)	457,811
Accumulated other comprehensive loss	(36,945)	(20,424)
Total shareholders’ equity	569,075	596,283

Total liabilities and shareholders’ equity	1,972,919	2,591,432

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
	US$	US$

NET REVENUES
Service income	3,737,171	3,588,387

COST OF SERVICES
Cost of service income	(3,257,810)	(2,291,742)
GROSS PROFIT	479,361	1,296,645

OPERATING EXPENSES:
General and administrative expenses	1,116,054	909,079
Foreign exchange loss	6,238	7,815
TOTAL OPERATING EXPENSES	(1,122,292)	(916,894)

(LOSS)/INCOME FROM OPERATIONS	(642,931)	379,751

OTHER INCOME (EXPENSES):
Interest income	189	171
Interest expense	(18,467)	(488)
Gain on forgiveness of accounts payable	-	35,971
VAT refund	-	40,443
Management fee income	103,972	131,821
Others	28,104	12,253
Total other income (expenses), net	113,798	220,171

(LOSS)/INCOME BEFORE PROVISION FOR INCOME TAXES	(529,133)	599,922

INCOME TAXES	(13,544)	(143,977)
NET (LOSS)/INCOME	(542,677)	455,945

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(16,521)	(3,793)

COMPREHENSIVE (LOSS) / INCOME	(559,198)	452,152

Net (loss) /income per share, basic and diluted	(0.02)	0.02

Weighted average number of shares outstanding	28,716,956	26,569,067

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common stock		Additional paid-in capital	Subscriptions Receivable	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total
	Share	Amount

January 1, 2014	26,566,930	266	73,688	(210,826)	1,866	(16,631)	(151,637)
Net profit	-	-	-	-	455,945	-	455,945
Settlement of subscriptions receivable	-	-	45,585	210,826	-	-	256,411
Issuance of common shares for cash	253,618	3	38,040	(19,143)	-	-	18,900
Shares issued for debt settlement	136,382	1	20,456	-	-	-	20,457
Foreign currency translation adjustment	-	-	-	-	-	(3,793)	(3,793)
December 31, 2014	26,956,930	270	177,769	(19,143)	457,811	(20,424)	596,283

January 1, 2015	26,956,930	270	177,769	(19,143)	457,811	(20,424)	596,283
Net loss	-	-	-	-	(542,677)	-	(542,677)
Settlement of subscriptions receivable	-	-	-	19,143	-	-	19,143
Issuance of common shares for cash	2,699,200	27	512,820	-	-	-	512,847
Foreign currency translation adjustment	-	-	-	-	-	(16,521)	(16,521)
December 31, 2015	29,656,130	297	690,589	-	(84,866)	(36,945)	569,075

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(542,677)	455,945
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation	52,762	52,819
Loss on disposal of plant and equipment	1,867	5,388
Write-off of accounts payables	-	(35,971)
Deferred income taxes	(9,481)	-
Changes in operating assets and liabilities
Accounts receivable	287,365	10,119
Accounts receivable from a related company	-	132,071
Other receivables, deposit and prepayments	(23,650)	(26,964)
Amounts due from related parties	918,959	(722,519)
Accounts payable	(119,228)	(31,689)
Other payables and accrued liabilities	(836,880)	112,033
Deferred income	286,814	(975)
Amounts due to related parties	(240,477)	(93,300)
Net cash (used in) provided by operating activities	(224,626)	(143,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(80,972)	(34,097)
Deposit for acquisition	(200,000)	-
Net cash used in investing activities	(280,972)	(34,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issued share capitals	512,847	18,900
Loan from a director	320,513	-
Subscription receivable	19,143	256,411
Net cash provided by (used in) financing activities	852,503	275,311

EFFECT OF EXCHANGE RATE ON CASH	(14,287)	(1,819)
INCREASE IN CASH	332,618	96,352
CASH, beginning of year	101,723	5,371
CASH, end of year	434,341	101,723

SUPPLEMENTAL DISCLOSURE OF CASH FLOWINFORMATION
Cash paid for interest	(5,853)	(488)
Cash received for interest	189	171
Cash paid for income taxes	(14,782)	(2,254)

NON-CASH FINANCING AND INVESTING ACTIVITIES
Common shares issued for forgiveness of accounts payable	-	20,457
Share Exchange on January 1, 2014 (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

On January 1, 2014, SNPY received 100% of the issued and outstanding shares of in Value Exchange Int’l (China) Limited (“VEI CHN”) in exchange for i) newly issued 12,000,000 shares of SNPY’s common stock to the majority stockholder of VEI CHN; and ii) 166,667 shares of our common stock held by VEI CHN to be transferred to the majority stockholder of VEI CHN (“Share Exchange”). This transaction resulted in the owners of VEI CHN obtaining a majority voting interest in SNPY. The merger of VEI CHN into SNPY, which has nominal net assets, resulted in VEI CHN having control of the combined entities.

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

VEI CHN, formerly known as TAP Investments Group Limited, was incorporated on November 16, 2001 under the laws of Hong Kong SAR and changed its name to Value Exchange Int’l (China) Limited on May 13, 2013. VEI CHN is an investment holding company. The Company provides IT Business’ services and solutions to the retail sector through three operating subsidiaries located in Hong Kong SAR and the People’s Republic of China (“PRC”).

On September 2, 2008 VEI CHN established its first operating subsidiary, Value Exchange Int’l (Shanghai) Limited (“VEI SHG”) in Shanghai, PRC, under the laws of the PRC. VEI SHG engages in software development, trading and servicing of computer hardware and software activities.

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

As of December 31, 2015, all four subsidiaries are wholly owned by the Company.

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2015:

	Place of incorporation	Ownership percentage
		2015	2014
Sino Payments, Inc.	USA	Parent Company	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	100%
Ke Dao Solutions Limited	Hong Kong	100%	100%

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2015 and 2014, there was a $0 and $0 allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

As of December 31, 2015, the Company’s financial instruments consist principally of cash, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2015.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Revenue recognition

Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured.

The Company’s revenue is derived from three primary sources: (i) professional services for systems development and integration, including procurement of related hardware and software licenses on behalf of customers, if required; (ii) professional services for system maintenance normally for a period of one year; and (iii) sale of hardware and consumables during the service performed as stated above.

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

•

The delivered item(s) has value to the customer on a stand-alone basis;

•

There is objective and reliable evidence of the fair value of the undelivered item(s); and

•

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2015 and 2014.

	2015	2014
	US$	US$
NET REVENUES
Service income
- systems development and integration	242,379	107,845
- systems maintenance	2,401,359	3,212,161
- sales of hardware and consumables	1,093,433	268,381
	3,737,171	3,588,387

Billings in excess of revenues recognized are recorded as deferred revenue.

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the years ended December 31, 2015 and 2014 were approximately $1,770 and $1,517, respectively.

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the years ended December 31, 2015 and 2014 were insignificant.

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the years ended December 31, 2015 and 2014 were insignificant.

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Year ended	December 31, 2015	December 31, 2014
RMB : USD exchange rate	6.6324	6.2505
Average period ended
RMB : USD exchange rate	6.3421	6.1956

Year ended	December 31, 2015	December 31, 2014
HKD : USD exchange rate	7.800	7.800
Average period ended
HKD : USD exchange rate	7.800	7.800

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

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

The FASB has issued No. 2015-11“Topic 330, Inventory”, which aims to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-14“Topic 606, Revenue from Contracts with Customers”, which aims to respond to stakeholders’ requests to defer the effective date of the guidance in Update 2014-09 and to consider feedback received through extensive outreach with preparers, practitioners, and users of financial statements. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

The FASB has issued No. 2015-15“Subtopic 835-30, Interest - Imputation of Interest”: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This amendment adds SEC paragraphs pursuant to the SEC Staff Announcement on June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

The FASB has issued No. 2015-16“Topic 805, Business Combinations”: Simplifying the Accounting for Measurement-Period Adjustments, which aims to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-17“Topic 740, Income Taxes”: Balance Sheet Classification of Deferred Taxes, which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, not-for-profit organizations, and employee benefit plans, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.

Note 3 - Accounts receivable

Accounts receivable as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
	US$	US$
Accounts receivable	320,251	607,616
Allowance for doubtful accounts	-	-
	320,251	607,616

During the years ended December 31, 2015 and 2014, the Company did not have delinquent accounts receivable to write-off.

All of the Company’s customers are located in the PRC and Hong Kong. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Note 4 - Other receivables and prepayments

Other receivables and prepayments as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
	US$	US$
Prepaid expense	38,272	7,611
Rental deposits	44,263	25,969
Others	7,343	32,648
	89,878	66,228

Note 5 – Plant and equipment, net

Plant and equipment consisted of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	US$	US$
Leasehold improvements	35,042	37,849
Computer equipment	181,070	125,844
Computer software	155,997	157,448
Office furniture and equipment	50,246	42,285
Total	422,355	363,426
Less: accumulated depreciation	(283,893)	(249,073)
Plant and equipment, net	138,462	114,353

Depreciation expense for the years ended December 31, 2015 and 2014 amounted to $52,762 and $52,819, respectively.

For the years ended December 31, 2015 and 2014, no interest expense was capitalized into plant and equipment.

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 6 – Other payables and accrued liabilities

Other payables and accruals consisted of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	US$	US$
Accrual	408,491	517,711
Income taxes payable	41,064	140,474
Other payables	-	242,896
Amount due to director (Note 10 (vi))	-	385,354
	449,555	1,286,435

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

Other payables included the amount due to Mr. Benny Lee (Note 10 (vi)) amounted to $0 and $194,630 as of December 31, 2015 and 2014, respectively.

Note 7 – Deferred income

Deferred income consisted of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	US$	US$
Service fees received in advance	443,888	157,074

Note 8 - Income taxes

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

The Company’s PRC subsidiary in the PRC is subject to PRC Enterprise Income Tax at 25%.

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

The Income Tax Laws in PRC also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside PRC for distribution of earnings generated after January 1, 2008. Under the Income Tax Laws, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As the Company’s subsidiary located in the PRC that are available for distribution to the Company of approximately $269k at December 31, 2014 are considered to be indefinitely reinvested, and accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company.  As of December 31, 2015, the Company’s subsidiary located in the PRC that are available for distribution to the Company of approximately $0.

The Company’s income tax expense consisted of:

	Year ended December 31,
	2015	2014
	US$	US$
Current income tax	15,409	143,977
Deferred income tax	(1,865)	-
Income tax expense	13,544	143,977

A reconciliation of the income tax expense / (credit) applicable to income before tax using the applicable statutory rates for the jurisdictions in which the Company and its subsidiaries operated to the tax expense / (credit) at the effective tax rates are as follows:

	Year ended December 31,
	2015	2014
	US$	US$
Pre-tax (loss) / income	(529,133)	599,922

U.S. federal corporate income tax rate	34%	34%
P.R.C. corporate income tax rate	25%	25%
Hong Kong corporate income tax rate	16.5%	16.5%

Current tax computed at various jurisdiction rate	15,409	143,977
Deferred tax computed at various jurisdiction rate	(1,865)	-
Effective income taxes	13,544	143,977

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,
Deferred income tax assets:	2015	2014
	US$	US$
Net operating loss carry forwards	34,877	34,877
Less: Exchange difference	7,434	-
	42,311	34,877

	December 31,
Deferred income tax liabilities:	2015	2014
	US$	US$
Depreciation allowances in excess of the related depreciation	4,629	6,676

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 9 – Statutory reserves

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

Note 10 – Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	December 31,
	2015	2014
	US$	US$
Due from related parties
Value Exchange International Limited (i)	550,531	1,420,862
TAP Services Inc., Philippines (ii)	197,145	241,543
TAP Technology (HK) Limited (iii)	-	4,230
	747,676	1,666,635
Due to related parties
Mr. Edmund Yeung (iv)	332,763	-
TAP Technology (HK) Limited (iii)	144,873	397,600
	477,636	397,600
Ms. Bella Tsang (v)	-	385,354
Mr. Benny Lee (vi)	-	194,630
	477,636	977,584

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Related party transactions:

	Year ended December 31,
	2015	2014
	US$	US$
Value Exchange International Limited (i)
Service income	836,082	17,598
Subcontracting fees	(143,852)	(37,838)
Consultancy fees	-	(40,353)

Rental expenses paid to TAP Technology (HK) Limited (iii)	(10,470)	(38,462)

Interest expenses payable to
Mr. Edmund Yeung (iv)	(12,250)	-

Management fees received from
Value Exchange International Limited (i)	103,972	131,821

(i)

Ms. Bella Tsang is a shareholder and a director of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)

This company is managed by Mr. Benny Lee. The balance is unsecured, interest free and repayable on demand.

(iii)

Ms. Bella Tsang is a shareholder and a director of TAP Technology (HK) Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(iv)

Mr. Edmund Yeung, a director of the Company. The loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016. The balance included accrued interest payable to Mr. Edmund Yeung of $12,250 as of December 31, 2015. As of the day of this report, repayment has been made amount to US$38,461.

(v)

Ms. Bella Tsang, a director of the Company. The balance is unsecured, interest free and repayable on demand.

(vi)

Mr. Benny Lee is a director of VEI SHG, the Company’s subsidiary in the PRC. The balance is unsecured, interest free and repayable on demand.

Note 11 - Commitments

The Company’s contractual obligations primarily consist of operating lease obligations. The following table sets forth a breakdown of the contractual obligations as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Operating lease commitment	US$	US$
Within 1 year	139,094	20,727
2 – 5 years	42,295	-

Note 12 - Concentration of risks

The Company’s operations are carried out in the PRC and in Hong Kong through the Company’s operating subsidiaries located in PRC and Hong Kong SAR. Its operations in the PRC and Hong Kong SAR are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in government policies regarding laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

SINO PAYMENTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The Company provides unsecured credit terms for sales to certain customers. As a result, there are credit risks with the accounts receivable balances. The Company constantly re-evaluates the credit worthiness of customers buying on credit and maintains an allowance for doubtful accounts.

The following individual customer accounted for 10% or more of the Company’s revenues for the years ended December 31, 2015 and 2014:

	2015	2014
Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd.	45%	49%
Value Exchange International Limited (Note 10(i))	22%	0.5%
Fujitsu Hong Kong Limited	12%	-

Individual customer accounts receivable that represented 10% or more of total accounts receivable as of December 31, 2015 and 2014 were as follows:

	Percentage of accounts receivable as of December 31,
	2015	2014
Fujitsu Hong Kong Limited	34%	24%
Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd.	16%	29%

Note 13 - Subsequent events

On January 8, 2015, with the Board of the Company approved, the Company intends to acquire 100% of the outstanding share capital of a related company, TAP Services Inc., Philippines (“TSI”) to expand its business in the Asia Pacific region. An investment deposits amounting to US$200,000 was paid to TSI in January 2015 as a consideration to acquire such shares capital. At the date of these financial statements, this transaction is not yet completed pending the approval by the Philippine Securities & Exchange Commission of TSI’s increase in authorized capital stock. TSI is in the process of completing the requirements of the Philippine Securities & Exchange Commission. The closing of the transaction is subject to, among other things, the receipt of all necessary governmental and other consents. It is anticipated that the transaction will be completed in the second quarter of 2016.