Form 10-Q
period 2016-03-31
SINO PAYMENTS, INC.
filed 2016-05-23
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes      .  No  X .

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

As of March 31, 2016, there were 29,656,130 shares of common stock issued and outstanding.

FORM 10-Q

SINO Payments, Inc.

ITEM 1. FINANCIAL STATEMENTS

SINO PAYMENTS INC.

Financial Statements

SINO PAYMENTS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	86,076	434,341
Accounts receivable, less allowance for doubtful accounts	459,054	320,251
Amounts due from related parties	617,722	747,676
Other receivables and prepayments	107,642	89,878
Deferred tax assets	42,311	42,311
Deposit for acquisition	200,000	200,000
Total current assets	1,512,805	1,834,457

NON-CURRENT ASSETS
Plant and equipment, net	131,012	138,462

Total assets	1,643,817	1,972,919

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	192,912	28,136
Other payables and accrued liabilities	399,841	449,555
Deferred income	184,857	443,888
Amounts due to related parties	311,411	477,636
Total current liabilities	1,089,021	1,399,215

NON-CURRENT LIABILITIES
Deferred tax liabilities	4,629	4,629

Total liabilities	1,093,650	1,403,844

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Accumulated deficit	(105,384)	(84,866)
Accumulated other comprehensive losses	(35,335)	(36,945)
Total shareholders’ equity	550,167	569,075

Total liabilities and shareholders’ equity	1,643,817	1,972,919

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income	979,223	504,118

COST OF SERVICES
Cost of service income	(775,476)	(532,666)

GROSS PROFIT (LOSS)	203,747	(28,548)

OPERATING EXPENSES:
General and administrative expenses	(248,864)	(215,828)
Foreign exchange loss	(121)	(1,454)
LOSS FROM OPERATIONS	(45,238)	(245,830)

OTHER INCOME (EXPENSES):
Interest income	58	51
Interest expense	(9,889)	(3,201)
VAT refund	16,021	-
Management fee income	15,467	11,070
Others	3,063	180
Total other income (expenses), net	24,720	8,100

LOSS BEFORE PROVISION FOR INCOME TAXES	(20,518)	(237,730)

INCOME TAXES	-	-
NET LOSS	(20,518)	(237,730)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	1,610	(397)

COMPREHENSIVE INCOME	(18,908)	(238,127)
Net loss per share, basic and diluted	(0.00)	(0.01)

Weighted average number of shares outstanding	29,656,130	26,956,930

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(20,518)	(237,730)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	13,805	11,802
Loss on disposal of plant and equipment	323	-
Changes in operating assets and liabilities
Accounts receivable	(138,803)	316,430
Other receivables and prepayments	(17,764)	(28,685)
Amounts due from related parties	129,954	824,017
Accounts payable	164,776	(55,357)
Other payables and accrued liabilities	(49,714)	(856,189)
Deferred income	(259,031)	381,053
Amounts due to related parties	(127,763)	(36,647)
Net cash (used in) provided by operating activities	(304,735)	318,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(4,991)	(26,193)
Deposit paid for acquisition of investment	-	(200,000)
Net cash used in investing activities	(4,991)	(226,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan from a director	(38,462)	-
Subscription receivable	-	19,143
Net cash (used in) provided by financing activities	(38,462)	19,143

EFFECT OF EXCHANGE RATE ON CASH	(77)	(467)
DECREASE IN CASH	(348,265)	111,177
CASH, beginning of period	434,341	101,723
CASH, end of period	86,076	212,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	(1,274)	(3,201)
Cash received for interest	58	51

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

VEI CHN, formerly known as TAP Investments Group Limited, was incorporated on November 16, 2001 under the laws of Hong Kong SAR and changed its name to Value Exchange Int’l (China) Limited on May 13, 2013. VEI CHN is an investment holding company. The Company provides IT Business’ services and solutions to the retail sector through three operating subsidiaries located in Hong Kong SAR and People’s Republic of China (“PRC”).

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

On May 14, 2013, VEI CHN further established another operating subsidiary, Ke Dao Solutions Limited (“KDSL”) in Hong Kong. KDSL conducts consultancy services for IT Services and Solutions activities.

As of March 31, 2016, all four subsidiaries are wholly-owned by the Company.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2016:

	Place of incorporation	Ownership percentage
Sino Payments, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
Ke Dao Solutions Limited	Hong Kong	100%

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

c)

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with financial institutions or state-owned banks within the PRC and Hong Kong.

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

e)

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified.  As of March 31, 2016 and December 31, 2015, there was no allowance for uncollectible accounts receivable.  Management believes that the remaining accounts receivable are collectable.

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

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

g)

Impairment of long-lived assets

The Company evaluates long-lived assets, including equipment, for impairment at least once per year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired and an impairment loss equal to an amount by which the carrying value exceeds the fair value of the asset is recognized.

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

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015.

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

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
systems development and integration	99,024	16,057
systems maintenance	800,189	474,089
sales of hardware and consumables	80,010	13,972
	979,223	504,118

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

n)

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the three months ended March 31, 2016 and 2015 were insignificant.

o)

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the three months ended March 31, 2016 and 2015 were insignificant.

p)

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the three months ended March 31, 2016 and 2015 were insignificant.

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

The balance sheet amounts with the exception of equity were translated at RMB 6.5114 and RMB 6.6324 to $1.00 at March 31, 2016 and December 31, 2015, respectively. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months period ended March 31, 2016 and 2015 were RMB 6.5811 and RMB 6.2801 to $1.00, respectively.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

u)

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

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Accounts receivable

Accounts receivable consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	US$	US$
	(unaudited)
Accounts receivable	459,054	320,251
Allowance for doubtful accounts	-	-
	459,054	320,251

All of the Company’s customers are located in the PRC and Hong Kong. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.

Other receivables and prepayments

Other receivables and prepayments consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	US$	US$
	(unaudited)
Deposits and prepaid expense	87,163	82,535
Others	20,479	7,343
	107,642	89,878

5.

Plant and equipment, net

Plant and equipment consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	US$	US$
	(unaudited)
Leasehold improvements	35,693	35,042
Office furniture and equipment	50,313	50,246
Computer equipment	183,082	181,070
Computer software	159,981	155,997
Total	429,069	422,355
Less: accumulated depreciation	(298,057)	(283,893)
Plant and equipment, net	131,012	138,462

Depreciation expense for the three months period ended March 31, 2016 and 2015 amounted to $13,805 and $11,802, respectively.

For the three months period ended March 31, 2016 and 2015, no interest expense was capitalized into plant and equipment.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

Deposit for acquisition

On January 8, 2015, the Company intended to acquire 100% of the outstanding share capital of a related company, TAP Services Inc., Philippines (“TSI”) to expand its business in the Asia Pacific region. An investment deposit amounting to US$200,000 was paid to TSI in January 2015 as subscription of the Company’s shares of stock. Consummation of the transaction is subject to approval of the Company’s Board of Directors.

At the date of these financial statements, this transaction is not yet completed pending the approval by the Philippine Securities & Exchange Commission of TSI’s increase in authorized capital stock. TSI is in the process of completing the requirements of the Philippine Securities & Exchange Commission. The closing of the transaction is subject to, among other things, the receipt of all necessary governmental and other consents. The parties to the transaction anticipate that the transaction will close, and TSI is expected to become a subsidiary of the Company in the second fiscal quarter of 2016.

7.

Other payables and accrued liabilities

Other payables and accruals consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	US$	US$
	(unaudited)
Accrual	386,250	408,491
Income taxes payable	13,591	41,064
	399,841	449,555

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

8.

Deferred income

Deferred income consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	US$	US$
	(unaudited)
Service fees received in advance	184,857	443,888

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

10.

Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	March 31, 2016	December 31, 2015
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	521,024	550,531
TAP Services Inc., Philippines (ii)	96,698	197,145
	617,722	747,676

Due to related parties
TAP Technology (HK) Limited (iii)	995	144,873
Mr. Edmund Yeung (iv)	305,416	332,763
Mr. Matthew Mecke (v)	2,500	-
Mr. Johan Pehrson (vi)	2,500	-
	311,411	477,636

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party transactions:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	US$	US$
	(unaudited)	(unaudited)
Value Exchange International Limited (ii)
Service income	-	13,462
Subcontracting fees	-	(43,829)

Rental expenses paid to TAP Technology (HK) Limited (iv)	-	(9,615)

Management fees received from
Value Exchange International Limited (ii)	15,467	11,070

(i)

Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)

This company is managed by Mr. Benny Lee, a director of VEI SHG, the Company’s subsidiary in the PRC. The balance is unsecured, interest free and repayable on demand.

(iii)

Ms. Bella Tsang, a director of the Company,  is a shareholder and a director of TAP Technology (HK) Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(iv)

Mr. Edmund Yeung, a director of the Company. The balance included a loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016 amount to US$282,051 as of March 31, 2016. The balance included accrued interest payable to Mr. Edmund Yeung of $20,865 as of March 31, 2016. As of the day of this report, repayment has been made amount to US$89,744.

The remaining balance is unsecured, interest free and repayable on demand.

(v)

Mr. Matthew Mecke, a director of the Company. The balance is unsecured, interest free and repayable on demand.

(vi)

Mr. Johan Pehrson, a director of the Company. The balance is unsecured, interest free and repayable on demand.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.

Subsequent events

On January 8, 2015, with the Board of the Company approved, the Company intended to acquire 100% of the outstanding share capital of a related company, TAP Services Inc., Philippines (“TSI”) to expand its business in the Asia Pacific region. An investment deposit amounting to US$200,000 was paid to TSI in January 2015 as a consideration to acquire such shares capital. At the date of these financial statements, this transaction is not yet completed pending the approval by the Philippine Securities & Exchange Commission of TSI’s increase in authorized capital stock. TSI is in the process of completing the requirements of the Philippine Securities & Exchange Commission. The closing of the transaction is subject to, among other things, the receipt of all necessary governmental and other consents. It is anticipated that the transaction will be completed in the second quarter of 2016.

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

The Company was delinquent in filing its Exchange Act reports in 2015. The Company has completed filing all past due Exchange Act reports.  As of the date of this report on Form 10-Q, the Company has not received any notice from the Commission of any intention to commence a deregistration action based on the 2015 late filing of Exchange Act report filings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us and effects as well as our ability to integrate and grow acquired business lines. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the U.S. Securities and Exchange Commission.

Certain Terms

Except as otherwise indicated by the context, references in this report to:

•

“Company,” “we,” “us” and “our” are to the combined business of SINO Payments, Inc., a Nevada corporation, and its consolidated subsidiaries;

•

“China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

•

“Renminbi” and “RMB” refer to the legal currency of China;

•

“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

•

“SEC” or “Commission” refers to the United States Securities and Exchange Commission;

•

“Securities Act” refers to the Securities Act of 1933, as amended; and

•

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

As of the date of this report, we still have not implemented any IP Business to any customer.  While we have a functioning SinoPay GPP system product for sale, we have yet to sell any SinoPay GPP system to a customer as of the date of this report.  We will continue to promote the SinoPay GPP system, but our primary focus is on growing our IT Business because of our strategic decision that IT Business presents greater growth and profit potential than IP Business in the short term.  Further, we believe that the SinoPay GPP system will require ongoing and potentially expensive marketing and sales effort due to the highly competitive market for Point Of Sale (“POS”) systems and longer sales cycle for POS systems than IT Business project and consulting sales. Due to the cost of market penetration for the SinoPay GPP, we may suspend or reduce promotion of the SinoPay GPP from time to time in order to focus on the IT Business.

Industry Trends and Economic Conditions

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry.  A general trend affecting our IT Business is the trend of increasing competition for skilled labor.  With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets.  We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail.  We have not experienced any significant problems in recruiting necessary skilled workers in fiscal year 2015 or in year 2016 to date.

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

IT Business is often affected by general economic conditions.  During periods of economic growth, customers tend to spend more for IT Business products and services.  During periods of economic contraction or uncertainty, such spending is expected to decrease or to be deferred.   As such, the prospective business for our IT Business is generally greater during periods of economic growth or stability in Hong Kong or China and decreases during periods of economic decline or stagnant growth, or any economic uncertainty, in Hong Kong and China.

The IT Business is global and there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to growth in cloud computing.  We have not seen any significant impact of cloud computing on our IT Business in fiscal year 2015 or 2016 to date, but we perceive that the expansion of cloud computing could allow foreign customers to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core market.   We find it more difficult to compete for IT Business in Hong Kong and China if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems.  The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets.

The nature of our IT Business is such that our most significant current asset is accounts receivable.  Our most significant current liabilities are payroll related costs, which are generally paid either every two weeks or monthly. If the demand for our IT Business products and services increases, we may generally see an increase in our working capital needs, as we continue to pay our workers on a weekly or monthly basis while the related accounts receivable are outstanding for much longer than normal payment cycle, which may result in a decline in operating cash flows. Conversely, as the demand for our IT Business products and services declines, we may generally see a decrease in our working capital needs, as the existing accounts receivable are collected and not replaced at the same level. This results in a decline of our accounts receivable balance, with less of an effect on current liabilities due to the shorter cycle time of the payroll related items. Overall outcome will be an increase in our operating cash flows; however, any such increase would not be sustainable in the event that a local or global economic downturn continued for an extended period.

In order for us to remain successful in the near term, we must continue to maintain and grow our customer base, provide high-quality service and satisfaction to our existing clients, and take advantage of cross-selling opportunities within and between the IT Business and IP Business. In the current economic environment, we must offer our customers with services that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced higher demand for our IT Business products and services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins for fiscal year 2016 and over the longer term.

The increasing need for cybersecurity products and technologies may be a future weakness of our business plan.  We currently do not have a cybersecurity product and service line beyond consultants engaged to provide cybersecurity services.  Cybersecurity companies may have an advantage over our business model in the future in that cybersecurity companies could leverage their cybersecurity offerings to also sell IT Business services and products that compete with our IT Business products and services.

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

a)

Systems maintenance and related service

VEI CHN Group provides development, customization of software and hardware, enhancements thereto and maintenance services for installed POS system. VEI CHN Group markets, sells and maintains its own brand of POS software – edgePOS as well as third party brands (e.g. NCR / Retalix, which is one of the leading POS software programs in the market). These software enhancements and programming can integrate with different IP systems.

Systems maintenance services consist of: i) software maintenance services, including software patches and software code revisions; ii) installing, testing and implementing software; iii) training of customer personnel for the use of software;  and iv) technical support for software systems.

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

b)

Systems development and integration

VEI CHN Group provides value-added software, which integrates with customer owned or licensed software, and ad-hoc software development projects for other business sectors. Besides the use of proprietary, custom software code, our services may from time to time license standard third party software programs.

With the completion of the Share Exchange and throughout fiscal year 2015 and 2016, we are focusing and will focus its business in IT Business, and seek to expand its services to commercial customers in PRC and Asia Pacific Region. This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer orders in our core markets of Hong Kong SAR and PRC than the IP Business and presents an industry segment that better suits our current technical capabilities, marketing capabilities and financial resources.

With respect to the IP Business, the Company will seek to implement its IP Business and related credit card and debit card processing systems as part of and enhancement for the IT Business to the Retail Sector. There has been no significant integration of the businesses in fiscal year 2016 and there is no deadline for such integration, which will occur as and when the Company can afford to and deems it propitious to integrate operations.

Financial Performance Highlights

The following are some financial highlights for the first quarter of 2016:

•

Net revenue: Our net revenues were $979,223 for the three months ended March 31, 2016, as compared to $504,118 for the same period in 2015, an increase of $475,105 or 94.2%.

•

Gross profit: Gross profit for the three months ended March 31, 2016 was $203,747 or 20.8% of net revenues, as compared to gross loss totaled $28,548 or 5.7% of net revenues, for the same period in 2015, a change of $ 232,295.

•

Loss from operations: Our loss from operations totaled $45,238 for the three months ended March 31, 2016, as compared to $245,830 for the same period in 2015, a decrease of $200,592, or 81.6%.

•

Net loss: We had a net loss of $20,518 for the three months ended March 31, 2016, compared to of $237,730 for the same period in 2015, a decrease of $217,212 or 91.4%.

•

Basic and diluted net loss per share was $0.00 for the three months ended March 31, 2016.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2016 and 2015

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three months ended March 31,		Change
	2016	2015
	US$	US$	US$	%

NET REVENUES
Service income	979,223	504,118	475,105	94.2%
COST OF SERVICES
Cost of service income	(775,476)	(532,666)	(242,810)	45.6%
GROSS PROFIT (LOSS)	203,747	(28,548)	232,295	(813.7%)
Operating expenses:
General and administrative expenses	(248,864)	(215,828)	(33,036)	15.3%
Foreign exchange loss	(121)	(1,454)	1,333	(91.7%)
LOSS FROM OPERATIONS	(45,238)	(245,830)	(200,592)	(81.6%)
OTHER INCOME (EXPENSES)	24,720	8,100	16,620	205.2%
LOSS BEFORE PROVISION FOR INCOME TAXES	(20,518)	(237,730)	217,212	(91.4%)
INCOME TAXES	-	-	-	n/a
NET LOSS	(20,518)	(237,730)	217,212	(91.4%)

Net revenues. Net revenues were $979,223 for the three months ended March 31, 2016, as compared to $504,118 for the same period in 2015, an increase of $475,105 or 94.2%. This increase was primarily attributable to the increase in our revenue from i) systems maintenance with revenue increasing from $474,089 for the three months ended March 31, 2015 to $800,189 for the three months ended March 31, 2016; ii)  systems development and integration with revenue increasing from $16,057 for the three months ended March 31, 2015 to $99,024 for the three months ended March 31, 2016; and iii)  sales of hardware and consumables with revenue increasing from $13,972  for the three months ended March 31, 2015 to $80,010  for the three months ended March 31, 2016.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $775,476 or 79.2% of net revenues, for the three months ended March 31, 2016, as compared to $532,666 or 105.7% of net revenues, for the same period in 2015, an increase of $242,810 or 45.6%. The increase in cost of services was mainly attributable to the increase in contracting fees to suppliers, and our cost of technical staff and overhead.

Gross profit (loss). Gross profit for the three months ended March 31, 2016 was $ 203,747 or 20.8% of net revenues, as compared to gross loss totaled $28,548 or 5.7% of net revenues, for the same period in 2015, a change of $232,295. The change of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services including labor cost and overhead in the same period of 2015.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $248,864 or 25.4% of net revenues, for the three months ended March 31, 2016, as compared to $215,828 or 42.8% of net revenues, for the same period in 2015, an increase of $33,036 or 15.3%. The primary reason for the increase was attributable to an increase in staff cost, office rent and audit related expenses.

Loss from operations. As a result of the above, our loss from operations totaled $45,238 for the three months ended March 31, 2016, as compared to $245,830 for the same period in 2015, a decrease of $200,592 or 81.6%.

Income taxes. No provision for income taxes has been made for the three months ended March 31, 2016 and 2015.

Net loss. As a result of the foregoing, we had a net loss of $20,518 for the three months ended March 31, 2016, compared to $237,730 for the same period in 2015, a decrease of $ 217,212 or 91.4%, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $86,076. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Three Months Ended
	March 31,
	2016	2015
	US$	US$
Net cash (used in) provided by operating activities	(304,735)	318,694
Net cash used in investing activities	(4,991)	(226,193)
Net cash (used in) provided by financing activities	(38,462)	19,143
Effect of exchange rate changes on cash and cash equivalents	(77)	(467)
Net increase in cash and cash equivalents	(348,265)	111,177
Cash and cash equivalents at the beginning of period	434,341	101,723
Cash and cash equivalents at the end of period	86,076	212,900

Operating Activities

Net cash used in operating activities was $304,735 for the three months ended March 31, 2016, which was a change of $318,694 from net cash provided by operating activities of $623,429 for the same period of 2015. The change in net cash (used in) provided by operating activities was mainly attributable to the following:

1)

Net loss of $20,518 for the three months ended March 31, 2016, compared to $237,730 for the same period in 2015; and

2)

A change of accounts receivable, amounts due from related parties and deferred income decreased our operating cash balances by $455,233, $694,063 and $640,084 respectively; offset by

3)

A change of accounts payable, and other payables and accrued liabilities increased our operating cash balances by $220,133 and $806,475 respectively.

Investing Activities

Net cash used in investing activities was $4,991 for the three months ended March 31, 2016, which was a decrease of $221,202 or 97.8% from $226,193 in the same period in 2015. The decrease in net cash used in investing activities was attributable to the purchase of plant and equipment by $4,991 during the three months ended March 31, 2016.

Financing Activities

Net cash used in financing activities was $38,462 for the three months ended March 31, 2016, which was a change of $57,605 from net cash provided by financing activities of $19,143 in the same period in 2015. The change in net cash (used in) provided by financing activities was attributable to the repayment of loan from a director by $38,462 during the three months ended March 31, 2016.

Future Financings

We believe that our cash on hand and cash flow from operations will meet our expected capital expenditure and working capital requirements for the next 12 months. However, we may in the future require additional cash resources due to changes in business conditions, implementation of our strategy to expand our production capacity, sales, marketing and branding activities or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2016:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
systems development and integration	99,024	16,057
systems maintenance	800,189	474,089
sales of hardware and consumables	80,010	13,972
	979,223	504,118

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

The balance sheet amounts with the exception of equity were translated at RMB 6.5114 and RMB 6.6324 to $1.00 at March 31, 2016 and December 31, 2015, respectively. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months period ended March 31, 2016 and 2015 were RMB 6.5811 and RMB 6.2801 to $1.00, respectively.

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

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2015.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO Payments, Inc.

May 20, 2016	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director (Principal Executive Officer)

May 20, 2016	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)