Form 10-Q
period 2016-06-30
SINO PAYMENTS, INC.
filed 2016-08-05
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

      ..TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of June 30, 2016, there were 29,656,130 shares of common stock issued and outstanding.

SINO Payments, Inc.

Quarterly Report on Form 10-Q

For the three months ending June 30, 2016

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO PAYMENTS INC.

Consolidated Financial Statements

For the Three Months Ended June 30, 2016 and 2015

SINO PAYMENTS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	US$	US$
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	97,753	434,341
Accounts receivable, less allowance for doubtful accounts	392,929	320,251
Amounts due from related parties	616,154	747,676
Other receivables and prepayments	106,827	89,878
Deferred tax assets	42,311	42,311
Deposit paid for acquisition of investment	200,000	200,000
Total current assets	1,455,974	1,834,457

NON-CURRENT ASSETS
Plant and equipment, net	141,288	138,462

Total assets	1,597,262	1,972,919

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	149,065	28,136
Other payables and accrued liabilities	455,713	449,555
Deferred income	174,158	443,888
Amounts due to related parties	182,572	477,636
Total current liabilities	961,508	1,399,215

NON-CURRENT LIABILITIES
Deferred tax liabilities	4,629	4,629

Total liabilities	966,137	1,403,844

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Accumulated deficit	(20,997)	(84,866)
Accumulated other comprehensive loss	(38,764)	(36,945)
Total shareholders’ equity	631,125	569,075

Total liabilities and shareholders’ equity	1,597,262	1,972,919

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	US$ (unaudited)	US$ (unaudited)	US$ (unaudited)	US$ (unaudited)
NET REVENUES
Service income	931,632	625,915	1,910,855	1,130,033

COST OF SERVICES
Cost of service income	(584,280)	(500,803)	(1,359,756)	(1,033,469)

GROSS PROFIT	347,352	125,112	551,099	96,564

OPERATING EXPENSES:
General and administrative expenses	(242,143)	(315,177)	(491,007)	(531,005)
Foreign exchange loss	(515)	(1,343)	(636)	(2,797)
INCOME (LOSS) FROM OPERATIONS	104,694	(191,408)	59,456	(437,238)

OTHER INCOME (EXPENSES):
Interest income	97	40	155	91
Interest expense	(6,806)	(1,101)	(16,695)	(4,302)
Redundancy cost	(80,715)	-	(80,715)	-
VAT refund	38,148	-	54,169	-
Management fee income	28,967	12,477	44,434	23,547
Others	1	1,239	3,064	1,419
Total other income (expenses), net	(20,308)	12,655	4,412	20,755

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	84,387	(178,753)	63,869	(416,483)

INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	84,387	(178,753)	63,869	(416,483)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(3,429)	(7)	(1,819)	(404)

COMPREHENSIVE INCOME	80,958	(178,760)	62,050	(416,887)

Net income (loss) per share, basic and diluted	0.00	(0.01)	0.00	(0.02)

Weighted average number of shares outstanding	29,656,130	28,558,653	29,656,130	27,762,216

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	63,869	(416,483)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	26,992	24,212
Loss on disposal of plant and equipment	323	1,531

Changes in operating assets and liabilities
Accounts receivable	(72,678)	76,791
Other receivables and prepayments	(16,949)	(32,543)
Amounts due from related parties	131,522	920,795
Accounts payable	120,929	(21,544)
Other payables and accrued liabilities	6,158	(806,259)
Deferred income	(269,730)	28,672
Amounts due to related parties	(115,577)	(100,969)
Net cash used in operating activities	(125,141)	(325,797)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(14,763)	(84,341)
Deposit paid for acquisition of investment	-	(200,000)
Net cash used in investing activities	(14,763)	(284,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan from a director	(179,487)	-
Issued share capitals	-	512,847
Subscription receivable	-	19,143
Net cash (used in) provided by financing activities	(179,487)	531,990

EFFECT OF EXCHANGE RATE ON CASH	(17,197)	(430)
DECREASE IN CASH	(336,588)	(78,578)
CASH, beginning of period	434,341	101,723
CASH, end of period	97,753	23,145

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	(2,398)	(4,302)
Cash received for interest	155	91

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Nature of Operations and Continuance of Business

Sino Payments, Inc. (“SNPY” or the “Company”) was incorporated in the State of Nevada on June 26, 2007. The Company’s principal business is to provide credit and debit card processing services to multinational retailers in Asia and the systems development and information technology business of Value Exchange Int’l (China) Limited (collectively, the “IT Business”).  As of the date of this Report, the Company is focused on the development of its IT Business.    The provision of credit and debit card processing services is ancillary to the IT Business and is not a current revenue source.

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

On September 2, 2008, VEI CHN established its first operating subsidiary, Value Exchange Int’l (Shanghai) Limited (“VEI SHG”) in Shanghai, the PRC, under the laws of the PRC. VEI SHG engages in software development, trading and servicing of computer hardware and software activities.

On September 25, 2008, VEI CHN acquired its second operating subsidiary, TAP Services (HK) Limited in Hong Kong SAR, which subsequently changed its name to Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 14, 2013. VEI HKG engages in software development, trading and servicing of computer hardware and software activities.

On May 14, 2013, VEI CHN further established another operating subsidiary, Ke Dao Solutions Limited (“KDSL”) in Hong Kong SAR. KDSL conducts consultancy services for IT Services and Solutions activities.

As of June 30, 2016, all four subsidiaries are wholly-owned by the Company.

The primary market for the Company’s business is Hong Kong SAR with PRC as a secondary market.  Subject to adequate funding and cash flow, the Company may expand its business to other regions in Eastern Asia.  The TSI transaction is part of an effort to expand the Company’s market reach.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2016:

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

e)

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of June 30, 2016 and December 31, 2015, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

Level one −	Quoted market prices in active markets for identical assets or liabilities;
Level two −	Inputs other than level one inputs that are either directly or indirectly observable; and
Level three −	Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

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

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015.

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

The Company’s multiple-element contracts generally include customer-acceptance provisions which provide for the Company to carry out installation, test runs and performance tests at the Company’s cost until the systems as a whole can meet the performance specifications stated in the contracts. The delivered equipment and software licenses have no standalone value to the customer until they are installed, integrated and tested at the customer’s site by the Company in accordance with the performance specifications specific to each customer. In addition, under these multiple-element contracts, the Company has not sold the equipment and software licenses separately from the installation, integration and testing services, and hence there is no objective and reliable evidence of the fair value for each deliverable included in the arrangement. As a result, the equipment and the technical services for installation, integration and testing of the equipment are considered a single unit of accounting pursuant to ASC Subtopic 605-25, Revenue Recognition − Multiple-Element Arrangements. In addition, the arrangement generally includes customer acceptance criteria that cannot be tested before installation and integration at the customer’s site. Accordingly, revenue recognition is deferred until customer acceptance, indicated by an acceptance certificate signed off by the customer.

Revenues of maintenance services are recognized when the services are performed in accordance with the contract term.

Revenues of sale of software, if not bundled with other arrangements, are recognized when shipped and customer acceptance obtained, if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	37,722	35,388	136,746	51,445
- systems maintenance	744,222	531,333	1,544,411	1,005,422
- sales of hardware and consumables	149,688	59,194	229,698	73,166
	931,632	625,915	1,910,855	1,130,033

Billings in excess of revenues recognized are recorded as deferred revenue.

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

n)

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the six months ended June 30, 2016 and 2015 were insignificant.

o)

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the six months ended June 30, 2016 and 2015 were insignificant.

p)

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the six months ended June 30, 2016 and 2014 were insignificant.

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

The balance sheet amounts with the exception of equity were translated at RMB 6.7172 and RMB 6.2442 to US$1.00 at June 30, 2016 and December 31, 2015, respectively. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months period ended June 30, 2016 and 2015 were RMB 6.5791 and RMB 6.2449 to US$1.00, respectively. The average translation rates applied to the income and cash flow statement amounts for the six months period ended June 30, 2016 and 2015 were RMB 6.5801 and RMB 6.2627 to US$1.00, respectively.

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

The FASB has issued No. 2015-14 “Topic 606, Revenue from Contracts with Customers”, which aims to respond to stakeholders’ requests to defer the effective date of the guidance in Update 2014-09 and to consider feedback received through extensive outreach with preparers, practitioners, and users of financial statements. The amendments in this update defer the effective date of update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

The FASB has issued No. 2015-15 “Subtopic 835-30, Interest - Imputation of Interest”: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This amendment adds SEC paragraphs pursuant to the SEC Staff Announcement on June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

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

The FASB has issued No. 2015-17 “Topic 740, Income Taxes”: Balance Sheet Classification of Deferred Taxes, which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.

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

3.

Accounts receivable

Accounts receivable consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	US$	US$
	(unaudited)
Accounts receivable	392,929	320,251
Allowance for doubtful accounts	-	-
	392,929	320,251

All of the Company’s customers are located in the PRC and Hong Kong. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.

Other receivables and prepayments

Other receivables and prepayments consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	US$	US$
	(unaudited)
Deposits and prepaid expense	89,302	82,535
Others	17,525	7,343
	106,827	89,878

5.

Plant and equipment, net

Plant and equipment consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	US$	US$
	(unaudited)
Leasehold improvements	47,459	35,042
Office furniture and equipment	55,357	50,246
Computer equipment	188,226	181,070
Computer software	159,132	155,997
Total	450,174	422,355
Less: accumulated depreciation	(308,886)	(283,893)
Plant and equipment, net	141,288	138,462

Depreciation expense for the six months period ended June 30, 2016 and 2015 amounted to $26,992 and $24,212, respectively.

For the six months period ended June 30, 2016 and 2015, no interest expense was capitalized into plant and equipment.

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

At the date of this Report on Form 10-Q, this transaction is not yet completed pending the approval by the Philippine Securities & Exchange Commission of TSI’s increase in authorized capital stock. TSI is in the process of completing the requirements of the Philippine Securities & Exchange Commission. The closing of the transaction is subject to, among other things, the receipt of all necessary governmental and other consents. The parties to the transaction anticipate that the transaction will close, and TSI is expected to become a subsidiary of the Company in 2016, but the Company is not certain of completion in 2016.

7.

Other payables and accrued liabilities

Other payables and accruals consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	US$	US$
	(unaudited)
Accrual	423,169	408,491
Income taxes payable	32,544	41,064
	455,713	449,555

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

8.

Deferred income

Deferred income consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	US$	US$
	(unaudited)
Service fees received in advance	174,158	443,888

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

10.

Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	June 30, 2016	December 31, 2015
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	478,844	550,531
TAP Services Inc., Philippines (ii)	135,461	197,145
TAP Technology (HK) Limited (iii)	1,849	-
	616,154	747,676

Due to related parties
TAP Technology (HK) Limited (iii)	-	144,873
Mr. Edmund Yeung (iv)	172,572	332,763
Mr. Matthew Mecke (v)	5,000	-
Mr. Johan Pehrson (vi)	5,000	-
	182,572	477,636

Related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Value Exchange International Limited (i)
Service income	-	-	-	13,462
Subcontracting fees	-	-	-	(43,829)

Rental expenses paid to TAP Technology (HK) Limited (iii)	-	(855)	-	(10,470)

Management fees received from
Value Exchange International Limited (i)	28,967	12,477	44,434	23,547

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

(iv)

Mr. Edmund Yeung, a director of the Company. The balance included a loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016 amount to US$172,572 as of June 30, 2016. The balance included accrued interest payable to Mr. Edmund Yeung of $26,547 as of June 30, 2016. As of the day of this report, no repayment has been made since 30 June 2016.

The remaining balance is unsecured, interest free and repayable on demand.

(v)

Mr. Matthew Mecke, a director of the Company. The balance is unsecured, interest free and repayable on demand.

(vi)

Mr. Johan Pehrson, a director of the Company. The balance is unsecured, interest free and repayable on demand.

11.

Subsequent events

On January 8, 2015, with Board approval, the Company intended to acquire 100% of the outstanding share capital of a related company, TAP Services Inc., Philippines (“TSI”) to expand its business in the Asia Pacific region. An investment deposit amounting to US$200,000 was paid to TSI in January 2015 as consideration to acquire such shares capital. At the date of these financial statements, this transaction is not yet completed pending the approval by the Philippine Securities & Exchange Commission of TSI’s increase in authorized capital stock. TSI is in the process of completing the requirements of the Philippine Securities & Exchange Commission. The closing of the transaction is subject to, among other things, the receipt of all necessary governmental and other consents. It is anticipated that the transaction will be completed in 2016, but the Company is not certain of completion in 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report of Form 10-Q contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes”  and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this Report on Form 10-Q include, but are not limited to, expectations of future levels investment in our core business capabilities, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us and effects as well as our ability to integrate and grow acquired business lines. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the U.S. Securities and Exchange Commission.

Certain Terms

Except as otherwise indicated by the context, references in this report to:

•

“Company,” “we,” “us” and “our” are to the combined business of SINO Payments, Inc., a Nevada corporation, and its consolidated subsidiaries;

•

“China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

•

“Renminbi” and “RMB” refer to the legal currency of China;

•

“U.S. dollars,” “dollars,” “US$” and “$” refer to the legal currency of the United States;

•

“SEC” or “Commission”  refers to the United States Securities and Exchange Commission;

•

“Securities Act” refers to the Securities Act of 1933, as amended; and

•

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

CORPORATE OVERVIEW

History of Sino Payments, Inc.

We were incorporated in the State of Nevada on June 26, 2007 under the name China Soaring Inc. On November 26, 2008, we changed the Company's name to Sino Payments, Inc. Our initial business was to operate a credit card processing and merchant-acquiring services company that provides credit card clearing services to merchants and financial institutions in PRC. Since inception, we have strived to implement our initial business plan, including the key step of creating our Global Processing Platform (“SinoPay GPP”) and establishing our website, www.sinopayments.com.  The initial business plan has been modified as indicated below.

As of the date of this Report on Form 10-Q, we seek to help clients improve their business systems and information technology or “IT” effectiveness. Specifically the Company’s business is in part to be a provider of Internet Protocol (“IP”) processing services in Asia to bank card-accepting merchants (“IP Business”). We market our services to local merchants with regional retail locations across Asia Pacific as potential customers of their IP and related credit card and debit card processing systems. We offer interoperability through what is envisioned as a highly efficient infrastructure and perceived exceptional knowledge of the IP processing market through our SinoPay GPP platform. The SinoPay GPP system facilitates the processing of all major credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and will be integrated with China UnionPay to provide processing of UnionPay Debit cards in Hong Kong SAR and PRC.  When and if has sufficient resources available for expansion of the IP Business, SINO intends to deploy the SinoPay GPP platform throughout Asia with a focus on PRC, Hong Kong SAR, Thailand, Philippines, Malaysia, Korea, and Japan.

As of the date of this Report on Form 10-Q, we still have not implemented any IP Business to any customer.  While we have a functioning SinoPay GPP system product for sale, we have yet to sell any SinoPay GPP system to a customer as of the date of this Report on Form 10-Q.  We will continue to promote the SinoPay GPP system, but our primary focus is on growing our IT Business because of our strategic decision that IT Business presents greater growth and profit potential than IP Business in the short term. Further, we believe that the SinoPay GPP system will require ongoing and potentially expensive marketing and sales effort due to the highly competitive market for Point of Sale (“POS”) systems and longer sales cycle for POS systems than IT Business project and consulting sales. Due to the cost of market penetration for the SinoPay GPP, we may suspend or reduce promotion of the SinoPay GPP from time to time in order to enhance our focus on the IT Business.

Industry Trends and Economic Conditions

The IT Business in Hong Kong SAR and PRC is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry.  A general trend affecting our IT Business is the trend of increasing competition for skilled labor. With a global economy and foreign competitors seeking to penetrate Hong Kong SAR and PRC as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong SAR and PRC markets.  We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong SAR and PRC and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail.  We have not experienced any significant problems in recruiting necessary skilled workers in fiscal year 2015 or in year 2016 to date.

A common problem in the IT Business is retaining skilled workers throughout the duration of a project or contract.  Due to the global nature of the IT Business and the growing demand for skilled IT Business workers, a skilled IT business worker can often readily find higher paying positions with competitors, whether local or foreign.  While we have not experienced retention problems due primarily to our focus on smaller, shorter term IT business projects and contracts, we may experience retention of skilled worker problems if we grow our IT Business and undertake longer term, more complex IT business projects for customers.

IT Business is often affected by general economic conditions.  During periods of economic growth, customers tend to spend more for IT Business products and services.  During periods of economic contraction or uncertainty, such spending is expected to decrease or to be deferred.   As such, the prospective business for our IT Business is generally greater during periods of economic growth or stability in Hong Kong SAR or PRC and decreases during periods of economic decline or stagnant growth, or any economic uncertainty, in Hong Kong SAR and PRC.

The IT Business is global and there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to growth in cloud computing.  We have not seen any significant impact of cloud computing on our IT Business in fiscal year 2015 or 2016 to date, but we perceive that the expansion of cloud computing could allow foreign customers to provide IT Business products and services to its cloud computing customers in our Hong Kong SAR and PRC core market.   We find it more difficult to compete for IT Business in Hong Kong SAR and PRC if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems.  The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong SAR and PRC markets.

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

Share Exchange

On January 1, 2014, we received 100% of the issued and outstanding shares of in VEI CHN in exchange for i) newly issued 12,000,000 shares of our Common Stock to the majority stockholder of VEI CHN; and ii) 166,667 shares of our Common Stock held by VEI CHN to be transferred to the majority stockholder of VEI CHN (“Share Exchange”). This transaction resulted in the owners of VEI CHN obtaining a majority voting interest in the Company. The merger of VEI CHN into the Company, which had nominal net assets, results in VEI CHN having control of the combined entity.

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

Other services include system installation and implementation,  including i) project planning; ii) analysis of customer information and business needs from a IT perspective (“System Analysis”); iii) design of the entire system; iv) hardware and consumables selection advice and sales; and v) system hardware maintenance. These services typically consist of customer projects for New Store Opening (“NSO”) and Install, Move, Add and Change (“IMAC”) for retail, and ad-hoc custom system projects for other business sectors. Our primary market and focus is the retail sector in Hong Kong SAR and PRC.

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

Financial Performance Highlights

The following are some financial highlights for the second fiscal quarter of 2016:

•

Net revenue: Our net revenues were $931,632 for the three months ended June 30, 2016, as compared to $625,915 for the same period in 2015, an increase of $305,717 or 48.8%.

•

Gross profit: Gross profit for the three months ended June 30, 2016 was $347,353 or 37.3% of net revenues, as compared to $125,112 or 20.0% of net revenues, for the same period in 2015, an increase of $222,241 or 177.6%.

•

Income (loss) from operations: Our income from operations totaled $104,695 for the three months ended June 30, 2016, as compared to loss from operations totaled $191,408 for the same period in 2015, a change of $296,103.

•

Net income (loss): We had a net income of $84,387 for the three months ended June 30, 2016, compared to net loss of $178,753 for the same period in 2015.

•

Basic and diluted net loss per share was $0.00 for the three months ended June 30, 2016.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2016 and 2015

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	931,632	100%	625,915	100%
COST OF SERVICES
Cost of service income	(584,279)	(62.7%)	(500,803)	(80.0%)
GROSS PROFIT	347,353	37.3%	125,112	20.0%
Operating expenses:
General and administrative expenses	(242,143)	(26.0%)	(315,177)	(50.4%)
Foreign exchange loss	(515)	(0.1%)	(1,343)	(0.2%)
INCOME (LOSS) FROM OPERATIONS	104,695	11.2%	(191,408)	(30.6%)
OTHER INCOME (EXPENSES)	(20,308)	(2.1%)	12,655	2.0%
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	84,387	9.1%	(178,753)	(28.6%)
INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	84,387	9.1%	(178,753)	(28.6%)

Net revenues. Net revenues were $931,632 for the three months ended June 30, 2016, as compared to $625,915 for the same period in 2015, an increase of $305,717 or 48.8%. This increase was primarily attributable to the increase in our revenue from i) systems maintenance with revenues increasing from $531,333 for the three months ended June 30, 2015 to $744,222 for the three months ended June 30, 2016; ii) systems development and integration with revenue increasing from $35,388 for the three months ended June 30, 2015 to $37,722 for the three months ended June 30, 2016; and iii)  sales of hardware and consumables with revenues increasing from $59,194 for the three months ended June 30, 2015 to $149,688  for the three months ended June 30, 2016.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services decreased to $584,279 or 62.7% of net revenues, for the three months ended June 30, 2016, as compared to $500,803 or 80.0% of net revenues, for the same period in 2015, a decrease of $83,476 or 16.7%. The increase in cost of services was mainly attributable to the increase in contracting fees to suppliers, and our cost of technical staff and overhead.

Gross profit. Gross profit for the three months ended June 30, 2016 was $347,353 or 37.3% of net revenues, as compared to $125,112 or 20.0% of net revenues, for the same period in 2015, an increase of $222,241 or 177.6%. The increase of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services in this period, as compared with the same period of 2015.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased to $242,143 or 26.0% of net revenues, for the three months ended June 30, 2016, as compared to $315,177 or 50.4% of net revenues, for the same period in 2015, a decrease of $73,034 or 23.2%. The primary reason for the decrease was attributable to a decrease in staff cost.

Income (loss) from operations. As a result of the above, our loss from operations totaled $104,695 for the three months ended June 30, 2016, as compared to loss from operations totaled $191,408 for the same period in 2015, a change of $296,103.

Income taxes. No provision for income taxes has been made for the three months ended June 30, 2016 and 2015.

Net income (loss). As a result of the foregoing, we had a net income of $84,387 for the three months ended June 30, 2016, compared to net loss of $178,753 for the same period in 2015, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2016 and 2015

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	US$	As a Percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	1,910,855	100%	1,130,033	100%
COST OF SERVICES
Cost of service income	(1,359,755)	(71.2%)	(1,033,469)	(91.5%)
GROSS PROFIT	551,100	28.8%	96,564	8.5%
Operating expenses:
General and administrative expenses	(491,007)	(25.7%)	(531,005)	(47.0%)
Foreign exchange loss	(636)	(0.0%)	(2,797)	(0.2%)
INCOME (LOSS) FROM OPERATIONS	59,457	3.1%	(437,238)	(38.7%)
OTHER INCOME (EXPENSES)	4,412	0.2%	20,755	1.8%
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	63,869	3.3%	(416,483)	(36.9%)
INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	63,869	3.3%	(416,483)	(36.9%)

Net revenues. Net revenues were $1,910,855 for the six months ended June 30, 2016, as compared to $1,130,033 for the same period in 2015, an increase of $780,822 or 69.1%. This increase was primarily attributable to the increase in our revenues from i) systems maintenance with revenues increasing from $1,005,422 for the six months ended June 30, 2015 to $1,544,411 for the six months ended June 30, 2016; ii) systems development and integration with revenues increasing from $51,445 for the six months ended June 30, 2015 to $136,746 for the six months ended June 30, 2016; and iii)  sales of hardware and consumables with revenue increasing from $73,166 for the six months ended June 30, 2015 to $229,698 for the six months ended June 30, 2016.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $1,359,755 or 71.2% of net revenues, for the six months ended June 30, 2016, as compared to $1,033,469 or 91.5% of net revenues, for the same period in 2015, an increase of $326,286 or 31.6%. The increase in cost of services was mainly attributable to the increase in contracting fees to suppliers, and our cost of technical staff and overhead.

Gross profit. Gross profit for the six months ended June 30, 2016 was $551,100 or 28.8% of net revenues, as compared to $96,564, or 8.5% of net revenues, for the same period in 2015, an increase of $454,536 or 470.7%. The increase of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services in this period, as compared with the same period of 2015.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased to $491,007 or 25.7% of net revenues, for the six months ended June 30, 2016, as compared to $531,005 or 47.0% of net revenues, for the same period in 2015, a decrease of $39,998 or 7.5%. The primary reason for the decrease was attributable to a decrease in staff cost.

Income (loss) from operations. As a result of the above, our income from operations totaled $59,457 for the six months ended June 30, 2016, as compared to loss from operations totaled $437,238 for the same period in 2015, a change of $496,695.

Income tax. No provision for income taxes has been made for the six months ended June 30, 2016 and 2015.

Net income (loss). As a result of the foregoing, we had a net income of $63,869 for the six months ended June 30, 2016, compared to net income of $416,483 for the same period in 2015, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $97,753.  The following table provides detailed information about our net cash flow for all financial periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Six Months Ended
	June 30,
	2016	2015
	US$	US$
Net cash used in operating activities	(125,141)	(325,797)
Net cash used in investing activities	(14,763)	(284,341)
Net cash (used in) provided by financing activities	(179,487)	531,990
Effect of exchange rate changes on cash and cash equivalents	(17,197)	(430)
Net decrease in cash and cash equivalents	(336,588)	(78,578)
Cash and cash equivalents at the beginning of period	434,341	101,723
Cash and cash equivalents at the end of period	97,753	23,145

Operating Activities

Net cash used in operating activities was $125,141for the six months ended June 30, 2016, which was a decrease of $200,656 or 61.6% from $325,797 for the same period of 2015. The decrease in net cash used in operating activities was mainly attributable to the following:

1)

Net income of $63,869 for the six months ended June 30, 2016, compared to net loss of $416,483 for the same period in 2015; and

2)

A change of accounts payable and other payables and accrued liabilities increased our operating cash balances by $142,473 and $812,417 respectively; offset by

3)

A change of accounts receivable, amounts due from related parties, and deferred income decreased our operating cash balances by $149,469, $789,273, and $298,402 respectively.

Investing Activities

Net cash used in investing activities was $14,763 for the six months ended June 30, 2016, which was a decrease of $269,578 or 94.8% from $284,341 in the same period in 2015. The decrease in net cash used in investing activities was attributable to the purchase of plant and equipment by $14,763 during the six months ended June 30, 2016.

Financing Activities

Net cash used in financing activities was $179,487 for the six months ended June 30, 2016, which was a change of $711,477 from net cash provided by financing activities of $210,826 in the same period in 2015. The change in net cash (used in) provided by financing activities was attributable to the repayment of loan from a director by $179,487 during the six months ended June 30, 2016.

Future Financings

We believe that our cash on hand and cash flow from operations will meet our expected capital expenditure and working capital requirements for the next 12 months. However, we may in the future require additional cash resources due to changes in business conditions, implementation of our strategy to expand our business operations, sales, marketing and branding activities or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects and performance.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2016:

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

The Company’s multiple-element contracts generally include customer-acceptance provisions which provide for the Company to carry out installation, test runs and performance tests at the Company’s cost until the systems as a whole can meet the performance specifications stated in the contracts. The delivered equipment and software licenses have no standalone value to the customer until they are installed, integrated and tested at the customer’s site by the Company in accordance with the performance specifications specific to each customer. In addition, under these multiple-element contracts, the Company has not sold the equipment and software licenses separately from the installation, integration and testing services, and hence there is no objective and reliable evidence of the fair value for each deliverable included in the arrangement. As a result, the equipment and the technical services for installation, integration and testing of the equipment are considered a single unit of accounting pursuant to ASC Subtopic 605-25, Revenue Recognition − Multiple-Element Arrangements. In addition, the arrangement generally includes customer acceptance criteria that cannot be tested before installation and integration at the customer’s site. Accordingly, revenue recognition is deferred until customer acceptance, indicated by an acceptance certificate signed off by the customer.

Revenues of maintenance services are recognized when the services are performed in accordance with the contract term.

Revenues of sale of software, if not bundled with other arrangements, are recognized when shipped and customer acceptance obtained, if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	37,722	35,388	136,746	51,445
- systems maintenance	744,222	531,333	1,544,411	1,005,422
- sales of hardware and consumables	149,688	59,194	229,698	73,166
	931,632	625,915	1,910,855	1,130,033

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

The balance sheet amounts with the exception of equity were translated at RMB 6.7172 and RMB 6.2442 to $1.00 at June 30, 2016 and December 31, 2015, respectively. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months period ended June 30, 2016 and 2015 were RMB 6.5791 and RMB 6.2449 to $1.00, respectively. The average translation rates applied to the income and cash flow statement amounts for the six months period ended June 30, 2016 and 2015 were RMB 6.5801 and RMB 6.2627 to $1.00, respectively.

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

Interactive data files pursuant to Rule 405 of Regulation S-T.  Filed with this Report on Form 10-Q for SINO Payments, Inc. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act, or for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO Payments, Inc.

August 5, 2016	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director (Principal Executive Officer)

August 5, 2016	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)