Form 10-Q
period 2016-09-30
SINO PAYMENTS, INC.
filed 2016-11-07
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of September 30, 2016, there were 29,656,130 shares of common stock issued and outstanding.

SINO Payments, Inc.

Quarterly Report on Form 10-Q

For the three months ending September 30, 2016

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

SINO PAYMENTS INC.

Consolidated Financial Statements

For the Three Months Ended September 30, 2016 and 2015

SINO PAYMENTS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	US$	US$
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	80,653	434,341
Accounts receivable, less allowance for doubtful accounts	363,114	320,251
Amounts due from related parties	621,522	747,676
Other receivables and prepayments	93,949	89,878
Deferred tax assets	42,311	42,311
Deposit paid for acquisition of investment	200,000	200,000
Total current assets	1,401,549	1,834,457

NON-CURRENT ASSETS
Plant and equipment, net	131,757	138,462

Total assets	1,533,306	1,972,919

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	154,126	28,136
Other payables and accrued liabilities	541,949	449,555
Deferred income	85,405	443,888
Amounts due to related parties	147,571	477,636
Total current liabilities	929,051	1,399,215

NON-CURRENT LIABILITIES
Deferred tax liabilities	4,629	4,629

Total liabilities	933,680	1,403,844

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Accumulated deficit	(51,688)	(84,866)
Accumulated other comprehensive loss	(39,572)	(36,945)
Total shareholders’ equity	599,626	569,075

Total liabilities and shareholders’ equity	1,533,306	1,972,919

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income	942,693	1,687,441	2,853,548	2,817,474

COST OF SERVICES
Cost of service income	(720,358)	(1,481,975)	(2,080,113)	(2,515,444)

GROSS PROFIT	222,335	205,466	773,435	302,030

OPERATING EXPENSES:
General and administrative expenses	(233,767)	(214,218)	(724,774)	(745,223)
Foreign exchange loss	(1,327)	-	(1,963)	(2,797)
(LOSS) INCOME FROM OPERATIONS	(12,759)	(8,752)	46,698	(445,990)

OTHER INCOME (EXPENSES):
Interest income	46	36	201	127
Interest expense	(4,062)	(3,499)	(20,757)	(7,801)
Redundancy cost	(64,926)	-	(145,641)	-
VAT refund	9,209	3,000	63,378	3,000
Management fee income	39,344	21,860	83,778	45,407
Others	(21)	(9)	3,043	1,410
Total other income (expenses), net	(20,410)	21,388	(15,998)	42,143

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(33,169)	12,636	30,700	(403,847)

INCOME TAXES	2,478	(14,782)	2,478	(14,782)
NET (LOSS) INCOME	(30,691)	(2,146)	33,178	(418,629)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(808)	(7,772)	(2,627)	(8,176)

COMPREHENSIVE INCOME	(31,499)	(9,918)	30,551	(426,805)

Net (loss) income per share, basic and diluted	(0.00)	(0.00)	0.00	(0.01)

Weighted average number of shares outstanding	29,656,130	29,656,130	29,656,130	28,400,458

The accompanying notes are an integral part of these consolidated financial statements.

SINO PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	33,178	(418,629)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	41,513	38,816
Loss on disposal of plant and equipment	323	1,531

Changes in operating assets and liabilities
Accounts receivable	(42,863)	72,497
Other receivables and prepayments	(4,071)	(28,667)
Amounts due from related parties	126,154	811,916
Accounts payable	125,990	(19,575)
Other payables and accrued liabilities	92,394	(953,478)
Deferred income	(358,483)	(77,864)
Amounts due to related parties	(112,116)	(74,945)
Net cash used in operating activities	(97,981)	(648,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(37,035)	(83,529)
Deposit paid for acquisition of investment	-	(200,000)
Net cash used in investing activities	(37,035)	(283,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan from a director	(217,949)	320,513
Issued share capitals	-	512,847
Subscription receivable	-	19,143
Net cash (used in) provided by financing activities	(217,949)	852,503

EFFECT OF EXCHANGE RATE ON CASH	(723)	(7,143)
DECREASE IN CASH	(353,688)	(86,567)
CASH, beginning of period	434,341	101,723
CASH, end of period	80,653	15,156

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	(20,757)	(5,371)
Cash received for interest	201	127
Cash paid for income taxes	-	(14,782)

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

As of September 30, 2016, all four subsidiaries are wholly-owned by the Company.

The primary market for the Company’s business is Hong Kong SAR with PRC as a secondary market.  Subject to adequate funding and cash flow, the Company may expand its business to other regions in Eastern Asia.

TAPServices, Inc. (“TSI”) is a Philippines company that uses the IT Business services of the Company. The Company deposited a $200,000 good faith earnest money, future subscription with TSI in January 2015 for the proposed purchase of TSI capital stock. This proposed stock acquisition has not been consummated and the Company and TSI have not reached a mutually acceptable agreement for this proposed transaction.  Further Company board of directors and shareholder review and approval would be a condition to approve and close any mutually acceptable, proposed agreement for this proposed stock acquisition.  There is no legally binding commitment as of date of this Form 10-Q Quarterly Report.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2016:

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

e)

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of September 30, 2016 and December 31, 2015, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level one -	Quoted market prices in active markets for identical assets or liabilities;
Level two -	Inputs other than level one inputs that are either directly or indirectly observable; and
Level three -	Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

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

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015.

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

j)

Earnings per share

The Company reports earnings per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common stock shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues of maintenance services are recognized when the services are performed in accordance with the contract term.

Revenues of sale of software, if not bundled with other arrangements, are recognized when shipped and customer acceptance obtained, if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	23,211	73,018	159,957	124,463
- systems maintenance	764,796	672,282	2,309,207	1,677,704
- sales of hardware and consumables	154,686	942,141	384,384	1,015,307
	942,693	1,687,441	2,853,548	2,817,474

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

n)

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the nine months ended September 30, 2016 and 2015 were insignificant.

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o)

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the nine months ended September 30, 2016 and 2015 were insignificant.

p)

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the nine months ended September 30, 2016 and 2014 were insignificant.

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

The balance sheet amounts with the exception of equity were translated at RMB 6.7207 and RMB 6.6324 to US$1.00 at September 30, 2016 and December 31, 2015, respectively. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months period ended September 30, 2016 and 2015 were RMB 6.7120 and RMB 6.3739 to US$1.00, respectively. The average translation rates applied to the income and cash flow statement amounts for the nine months period ended September 30, 2016 and 2015 were RMB 6.6249 and RMB 6.3007 to US$1.00, respectively.

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

3.

Accounts receivable

Accounts receivable consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	US$	US$
	(unaudited)	(audited)
Accounts receivable	363,114	320,251
Allowance for doubtful accounts	-	-
	363,114	320,251

All of the Company’s customers are located in the PRC and Hong Kong. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.

Other receivables and prepayments

Other receivables and prepayments consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	US$	US$
	(unaudited)	(unaudited)
Deposits and prepaid expense	79,778	82,535
Others	14,171	7,343
	93,949	89,878

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.

Plant and equipment, net

Plant and equipment consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	US$	US$
	(unaudited)	(unaudited)
Leasehold improvements	47,434	35,042
Office furniture and equipment	57,360	50,246
Computer equipment	189,547	181,070
Computer software	159,118	155,997
Total	453,459	422,355
Less: accumulated depreciation	(321,702)	(283,893)
Plant and equipment, net	131,757	138,462

Depreciation expense for the nine months period ended September 30, 2016 and 2015 amounted to $41,513 and $38,816, respectively.

For the nine months period ended September 30, 2016 and 2015, no interest expense was capitalized into plant and equipment.

6.

Deposit for acquisition

On January 8, 2015, the Company intended to acquire a majority or 100% of the outstanding share capital of a related company, TAPServices Inc. (“TSI”), a Philippines company, in order to expand its business in the Asia Pacific region. A good faith earnest money and future subscription deposit amounting to US$200,000 was paid to TSI in January 2015 as subscription of the Company’s shares of stock. When and if TSI and the Company reach a mutually acceptable, proposed agreement for the stock acquisition, the consummation of the transaction is subject to review and approval of the Company’s Board of Directors and stockholders.  This proposed stock acquisition has not been consummated, and there is no legally binding obligation to consummate this proposed stock acquisition, as of the date of this Form 10-Q Quarterly Report.

7.

Other payables and accrued liabilities

Other payables and accruals consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	US$	US$
	(unaudited)
Accrual	533,302	408,491
Income taxes payable	8,647	41,064
	541,949	449,555

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

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.

Deferred income

Deferred income consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	US$	US$
	(unaudited)
Service fees received in advance	85,405	443,888

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

10.

Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	September 30, 2016	December 31, 2015
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	562,062	550,531
TAP Services Inc., Philippines (ii)	59,460	197,145
	621,522	747,676

Due to related parties
TAP Technology (HK) Limited (iii)	-	144,873
Mr. Edmund Yeung (iv)	140,071	332,763
Mr. Matthew Mecke (v)	2,500	-
Mr. Johan Pehrson (vi)	5,000	-
	147,571	477,636

SINO PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Value Exchange International Limited (i)
Service income	-	822,620	-	836,082
Subcontracting fees	-	(13,860)	-	(57,689)

Rental expenses paid to
TAP Technology (HK) Limited (iii)	-	-	-	(10,470)

Interest expenses payable to Mr. Edmund Yeung (iv)	(3,461)	(2,430)	(17,758)	(2,430)

Management fees received from
Value Exchange International Limited (i)	39,344	21,860	83,778	45,407

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

(iv)

Mr. Edmund Yeung, a director of the Company. The balance included a loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016 amount to US$132,571 as of September 30, 2016. The balance included accrued interest payable to Mr. Edmund Yeung of $30,007 as of September 30, 2016. As of the day of this report, no repayment has been made since 30 September 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report of Form 10-Q contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, expectations of future levels of investment in our core business capabilities, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us and effects as well as our ability to integrate and grow any acquired business lines. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the U.S. Securities and Exchange Commission.

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

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

As reported above under “New Developments,” we are implementing a corporate name change from “Sino Payments, Inc.” to “Value Exchange International, Inc.”  This name change should be consummated twenty (20) days after the mailing of a definitive information statement, which mailing should occur on or before October 31, 2016.

As of the date of this Quarterly Report on Form 10-Q, we seek to help clients improve their business systems and information technology or “IT” effectiveness. Specifically, the Company’s business is in part to be a provider of Internet Protocol (“IP”) processing services in Asia to bank card-accepting merchants (“IP Business”). We market our services to local merchants with regional retail locations across Asia Pacific as potential customers of their IP and related credit card and debit card processing systems. We offer interoperability through what is envisioned as a highly efficient infrastructure and perceived exceptional knowledge of the IP processing market through our SinoPay GPP platform. The SinoPay GPP system facilitates the processing of all major credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and will be integrated with China UnionPay to provide processing of UnionPay Debit cards in Hong Kong SAR and PRC.  When and if the Company has sufficient resources available for expansion of the IP Business, the Company intends to promote the SinoPay GPP platform throughout Asia with a focus on PRC, Hong Kong SAR, Thailand, Philippines, Malaysia, Korea, and Japan.

As of the date of this Quarterly Report on Form 10-Q, we still have not implemented any IP Business to any customer.  While we have a functioning SinoPay GPP system product for sale, we have yet to sell any SinoPay GPP system to a customer as of the date of this Report on Form 10-Q.  We will continue to promote the SinoPay GPP system, but our primary focus is on growing our IT Business because  our strategic decision that IT Business presents greater growth and profit potential than IP Business in the short term.  Further, we believe that the SinoPay GPP system will require ongoing and potentially expensive marketing and sales effort due to the highly competitive and rapidly changing (due in part to the growth and evolution of e-commerce on the Internet) market for Point of Sale (“POS”) systems and longer sales cycle for POS systems than IT Business project and consulting sales. Due to the cost of market penetration for the SinoPay GPP, we may suspend or reduce promotion of the SinoPay GPP from time to time in order to enhance our focus on the IT Business.

Industry Trends and Economic Conditions

The Company’s experience is that the IT Business in Hong Kong SAR and PRC is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry.  A general trend affecting our IT Business is the trend of increasing competition for skilled labor with technical skills.  With a global economy and foreign competitors seeking to penetrate Hong Kong SAR and PRC as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong SAR and PRC markets.  We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong SAR and PRC and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail.  We have not experienced any significant problems in recruiting necessary skilled workers in fiscal year 2015 or in year 2016 to date.

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

The IT Business is global and there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to growth in cloud computing.  We have not seen any significant impact of cloud computing on our IT Business in fiscal year 2015 or 2016 to date, but we perceive that the expansion of cloud computing could allow foreign customers to provide IT Business products and services to its cloud computing customers in our Hong Kong SAR and PRC core markets.   We may find it more difficult to compete for IT Business in Hong Kong SAR and PRC if customers of the IT Business elect to have cloud computing companies host, manage, repair and enhance IT Business products, software and systems.  The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong SAR and PRC markets.

The nature of our IT Business is such that our most significant current asset is accounts receivable from customers.  Our most significant current liabilities are payroll related costs, which are generally paid either every two weeks or monthly. If the demand for our IT Business products and services increases, we may generally see an increase in our working capital needs, as we continue to pay our workers on a weekly or monthly basis while the related accounts receivable are outstanding for much longer than normal payment cycle, which may result in a decline in operating cash flows. Conversely, as the demand for our IT Business products and services declines, we may generally see a decrease in our working capital needs, as the existing accounts receivable are collected and not replaced at the same level. This results in a decline of our accounts receivable balance, with less of an effect on current liabilities due to the shorter cycle time of the payroll related items. Overall outcome will be an increase in our operating cash flows; however, any such increase would not be sustainable in the event that a local or global economic downturn continued for an extended period.

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

The increasing need for cybersecurity products and technologies may be a future weakness of our current business plan.  We currently do not have a cybersecurity product and service line beyond consultants engaged to provide cybersecurity consulting services. Cybersecurity companies may have an advantage over our business model in the future in that cybersecurity companies could leverage their cybersecurity offerings to also sell IT Business services and products that compete with our IT Business products and services.

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

Principal business

The principal business of VEI CHN for more than 15 years is to provide the Information Technology Services and Solutions or the “IT Business” (consisting of select services and solutions in computer software programming and integration,  and computer systems, Internet and information technology systems engineering, consulting, administration and maintenance, including e-commerce and payment processing) to the Retail Sector, primarily to leading retailers in Hong Kong SAR, Macau SAR and PRC and as more fully described below.  As is customary in the industry, such services and solutions are provided by both company employees, contractors and consultants.  The primary services and products of the IT Business are:

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

Financial Performance Highlights

The following are some financial highlights for the third fiscal quarter of 2016:

•

Net revenue: Our net revenues were $942,693 for the three months ended September 30, 2016, as compared to $1,687,441 for the same period in 2015, a decrease of $744,748 or 44.1%.

•

Gross profit: Gross profit for the three months ended September 30, 2016 was $222,335 or 23.6% of net revenues, as compared to $205,466 or 12.2% of net revenues, for the same period in 2015, an increase of $16,869 or 8.2%.

•

Loss from operations: Our loss from operations totaled $12,759 for the three months ended September 30, 2016, as compared to loss from operations totaled $8,752 for the same period in 2015, an increase of $4,007 or 45.8%.

•

Net loss: We had a net loss of $30,691 for the three months ended September 30, 2016, compared to net loss of $2,146 for the same period in 2015.

•

Basic and diluted net loss per share was $0.00 for the three months ended September 30, 2016.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2016 and 2015

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	US$	As a Percentage of revenues	US$	As a Percentage of revenues
NET REVENUES
Service income	942,693	100%	1,687,441	100%
COST OF SERVICES
Cost of service income	(720,358)	(76.4%)	(1,481,975)	(87.8%)
GROSS PROFIT	222,335	23.6%	205,466	12.2%
Operating expenses:
General and administrative expenses	(233,767)	(24.8%)	(214,218)	(12.7%)
Foreign exchange loss	(1,327)	(0.1%)	-	-
LOSS FROM OPERATIONS	(12,759)	(1.3%)	(8,752)	(0.5%)
OTHER INCOME (EXPENSES)	(20,410)	(2.2%)	21,388	1.3%
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(33,169)	(3.5%)	12,636	0.8%
INCOME TAXES	2,478	0.2%	(14,782)	(0.9%)
NET LOSS	(30,691)	3.3%	(2,146)	(0.1%)

Net revenues. Net revenues were $942,693 for the three months ended September 30, 2016, as compared to $1,687,441 for the same period in 2015, a decrease of $744,748 or 44.1%. This decrease was primarily attributable to the decrease in our revenue from i) systems development and integration with revenues decreasing from $73,018 for the three months ended September 30, 2015 to $23,211 for the three months ended September 30, 2016; ii) sales of hardware and consumables with revenue decreasing from $942,141 for the three months ended September 30, 2015 to $154,686 for the three months ended September 30, 2016; offset by an increase in our revenue from our systems maintenance with revenues increasing from $672,282 for the three months ended September 30, 2015 to $764,796 for the three months ended September 30, 2016.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services decreased to $720,358 or 76.4% of net revenues, for the three months ended September 30, 2016, as compared to $1,481,975 or 87.8% of net revenues, for the same period in 2015, a decrease of $761,617 or 51.4%. The decrease in cost of services was mainly attributable to the decrease in contracting fees to suppliers.

Gross profit. Gross profit for the three months ended September 30, 2016 was $222,335 or 23.6% of net revenues, as compared to $205,466 or 12.2% of net revenues, for the same period in 2015, an increase of $16,869 or 8.2%. The increase of gross profit was largely due to the decrease in cost of services, offset by the decrease in net revenues in this period, as compared with the same period of 2015.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $233,767 or 24.8% of net revenues, for the three months ended September 30, 2016, as compared to $214,218 or 12.7% of net revenues, for the same period in 2015, an increase of $19,549 or 9.1%. The primary reason for the increase was attributable to an increase in staff cost and overhead.

Loss from operations. As a result of the above, our loss from operations totaled $12,759 for the three months ended September 30, 2016, as compared to $8,752 for the same period in 2015, an increase of $4,007 or 45.8%.

Income taxes expenses (credit). Income taxes credit totaled $2,478 during the three months ended September 30, 2016, as compared to Income taxes expenses totaled $14,782 for the same period in 2015, a change of $17,260.

Net loss. As a result of the foregoing, we had a net loss of $30,691 for the three months ended September 30, 2016, compared to $2,146 for the same period in 2015, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2016 and 2015

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	US$	As a Percentage of revenues	US$	As a Percentage of revenues
NET REVENUES
Service income	2,853,548	100%	2,817,474	100%
COST OF SERVICES
Cost of service income	(2,080,113)	(72.9%)	(2,515,44)	(89.3%)
GROSS PROFIT	773,435	27.1%	302,030	10.7%
Operating expenses:
General and administrative expenses	(724,774)	(25.4%)	(745,223)	(26.5%)
Foreign exchange loss	(1,963)	(0.1%)	(2,797)	(0.1%)
INCOME (LOSS) FROM OPERATIONS	46,698	1.6%	(445,990)	(15.8%)
OTHER INCOME (EXPENSES)	(15,998)	(0.6%)	42,143	1.5%
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	30,700	1.1%	(403,847)	(14.3%)
INCOME TAXES	2,478	0.1%	(14,782)	(0.5%)
NET INCOME (LOSS)	33,178	1.2%	(418,629)	(14.8%)

Net revenues. Net revenues were $2,853,548 for the nine months ended September 30, 2016, as compared to $2,817,474 for the same period in 2015, an increase of $36,074 or 1.3%. This increase was primarily attributable to the increase in our revenues from i) systems maintenance with revenues increasing from $1,677,704 for the nine months ended September 30, 2015 to $2,309,207 for the nine months ended September 30, 2016; ii) systems development and integration with revenues increasing from $124,463 for the nine months ended September 30, 2015 to $159,957 for the nine months ended September 30, 2016; and offset by a decrease in our revenue from our sales of hardware and consumables with revenue decreasing from $1,015,307 for the nine months ended September 30, 2015 to $384,384 for the nine months ended September 30, 2016.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services decreased to $2,080,113 or 72.9% of net revenues, for the nine months ended September 30, 2016, as compared to $2,515,444 or 89.3% of net revenues, for the same period in 2015, a decrease of $435,331 or 17.3%. The decrease in cost of services was mainly attributable to the decrease in contracting fees to suppliers, and offset by an increase in our cost of technical staff and overhead.

Gross profit. Gross profit for the nine months ended September 30, 2016 was $773,435 or 27.1% of net revenues, as compared to $302,030, or 10.7% of net revenues, for the same period in 2015, an increase of $471,405 or 156.1%. The increase of gross profit was largely due to the increase in net revenues, and the decrease in cost of services in this period, as compared with the same period of 2015.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased to $724,774 or 25.4% of net revenues, for the nine months ended September 30, 2016, as compared to $745,223 or 26.5% of net revenues, for the same period in 2015, a decrease of $20,449 or 2.7%. The primary reason for the decrease was attributable to a decrease in staff cost and professional expenses, and offset by an increase in our office rent and audit related expenses.

Income (loss) from operations. As a result of the above, our income from operations totaled $46,698 for the nine months ended September 30, 2016, as compared to loss from operations totaled $445,990 for the same period in 2015, a change of $492,688.

Income tax. Income taxes credit totaled $2,478 during the three months ended September 30, 2016, as compared to Income taxes expenses totaled $14,782 for the same period in 2015, a change of $17,260.

Net income (loss). As a result of the foregoing, we had a net income of $33,178 for the nine months ended September 30, 2016, compared to net loss of $418,629 for the same period in 2015, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $80,653.  The following table provides detailed information about our net cash flow for all financial periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Nine Months Ended
	September 30,
	2016	2015
	US$	US$
Net cash used in operating activities	(97,981)	(648,398)
Net cash used in investing activities	(37,035)	(283,529)
Net cash (used in) provided by financing activities	(217,949)	852,503
Effect of exchange rate changes on cash and cash equivalents	(723)	(7,143)
Net decrease in cash and cash equivalents	(353,688)	(86,567)
Cash and cash equivalents at the beginning of period	434,341	101,723
Cash and cash equivalents at the end of period	80,653	15,156

Operating Activities

Net cash used in operating activities was $97,981 for the nine months ended September 30, 2016, which was a decrease of $550,417 or 84.9% from $648,398 for the same period of 2015. The decrease in net cash used in operating activities was mainly attributable to the following:

1)

Net income of $33,178 for the nine months ended September 30, 2016, compared to net loss of $418,629 for the same period in 2015; and

2)

A change of accounts payable and other payables and accrued liabilities increased our operating cash balances by $145,565and $1,045,872 respectively; offset by

3)

A change of accounts receivable, amounts due from related parties, and deferred income decreased our operating cash balances by $115,360, $685,762, and $280,619 respectively.

Investing Activities

Net cash used in investing activities was $37,035 for the nine months ended September 30, 2016, which was a decrease of $246,494 or 86.9% from $283,529 in the same period in 2015. The decrease in net cash used in investing activities was attributable to the purchase of plant and equipment by $37,035 during the nine months ended September 30, 2016.

Financing Activities

Net cash used in financing activities was $217,949 for the nine months ended September 30, 2016, which was a change of $1,070,452 from net cash provided by financing activities of $852,503 in the same period in 2015. The change in net cash (used in) provided by financing activities was attributable to the repayment of loan from a director by $217,949 during the nine months ended September 30, 2016.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2016:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	23,211	73,018	159,957	124,463
- systems maintenance	764,796	672,282	2,309,207	1,677,704
- sales of hardware and consumables	154,686	942,141	384,384	1,015,307
	942,693	1,687,441	2,853,548	2,817,474

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

The balance sheet amounts with the exception of equity were translated at RMB 6.7207 and RMB 6.6324 to US$1.00 at September 30, 2016 and December 31, 2015, respectively. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months period ended September 30, 2016 and 2015 were RMB 6.7120 and RMB 6.3739 to US$1.00, respectively. The average translation rates applied to the income and cash flow statement amounts for the nine months period ended September 30, 2016 and 2015 were RMB 6.6249 and RMB 6.3007 to US$1.00, respectively.

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

2016 Trends

We anticipate that the macroeconomic conditions in fiscal year 2015 will continue into fiscal year 2016 and possibly beyond.  We believe that the competition, including competition from cloud computing companies and foreign companies, and possible rising labor costs in the Hong Kong SAR and PRC, may pressure our operating model, which operates on relatively low profit margins and operates in a highly competitive, price sensitive market.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable as we are a small reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company is required to maintain controls and procedures designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

At the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our President and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including Company’s President and Chief Financial Officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our internal control over financial reporting is deemed effective.

The creation of the Audit Committee and the more active participation of the Audit Committee in review and improvement in the disclosure controls and procedures was one action taken to endeavor to improve our disclosure controls and procedures. Further, the Company may seek the assistance of outside consultants with experience in internal disclosure controls and disclosures in the fourth fiscal quarter of fiscal year 2016 to enhance disclosure controls and procedures.

Changes in internal control over financial reporting

Management have reinforced proper controls over in place to ensure that all disclosures required were originally addressed in the financial statements, and ensure that all permanent file documents are maintained in a working file which becomes an essential component of the financial closing process.

Controls over proper segregation of functions, duties and responsibilities with respect to our cash and control over the related disbursements have been in place, and additional staff and accounting personnel hired to deal with related administrative and financial matters.

Except as noted herein, there have been no further changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Amendment to the Articles of Incorporation of Sino Payments, Inc., dated September 6, 2016. *
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* Incorporated by reference to Exhibit One to the Schedule 14C Information Statement of the Company, as filed on with the Commission on October 20, 2016.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO Payments, Inc.

November 4, 2016	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director (Principal Executive Officer)

November 4, 2016	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)