Form 10-K
period 2016-12-31
Value Exchange International, Inc.
filed 2017-03-30
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-53537

VALUE EXCHANGE INTERNATIONAL, INC.

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

As of December 31, 2016, (the last business day of the registrant’s most recently completed fiscal year), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $611,720. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2016, there were 29,656,130 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K

For the Year Ended December 31, 2016

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

•

our ability to integrate and manage the operations of TapServices, Inc., a Philippines corporation, and operate successfully in a market outside of our traditional market of China and Hong Kong SAR;

•

our ability to expand our services to new geographical markets and operate profitably in such new markets; and

•

our future business development, results of operations and financial condition.

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K to:

“We,” “us,” “our company,” “Company,” “our” and “VEII” refer to Value Exchange International, Inc., a Nevada corporation and the Reporting Company of this Annual Report on Form 10-K.

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

“Information Technology Services and Solutions” or “IT Business” means select services and solutions in computer software programming and integration, and computer systems, Internet and information technology systems engineering, consulting, administration and maintenance, including e-commerce and payment processing) to the Retail Sector.

“Retail Sector” means commercial concerns selling products to the general public.

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

“IT” means information technologies, which includes software programs and applications, computer and network hardware and systems, telecommunications systems and automation technologies used in business, financial, commercial or information processing/database transactions, applications and purposes.  “IT” services consist of software programming, hardware and network configuration, software and hardware maintenance/repair and upgrades, design and engineering consulting, business and customer need analysis, administration of systems (including database management), repair and maintenance and testing.

PART I

ITEM 1. BUSINESS. Overview

History of Value Exchange International, Inc.

Organization. We were incorporated in the State of Nevada on June 26, 2007 under the name “China Soaring Inc.” We changed the Company's name to “Sino Payments, Inc.” on November 26, 2008 and then further changed to the current name as “Value Exchange International, Inc.” on December 5, 2017.

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

Current Business Focus. We are a provider of customer-centric solutions for the retail industry in China, Hong Kong SAR and Philippines.  We intend to seek expansion of that territory to other parts of Southeast Asia.   By integrating market-leading Point-of-Sale/Point-of-Interaction (“POS/POI”), Merchandising, Customer Relations Management or “CRM” and related rewards, Locational Based (GPS & Indoor Positioning System (“IPS”)) Marketing, Customer Analytics, Business Intelligence solutions, Our provides retailers with the capability to offer a consistent shopping experience across all channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. We promote ourselves as a single IT source for retailers who wanted to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. Our products and services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channel. Our retail solutions are installed in an estimated 30%-40% of POS/POI-suitable retailers in Hong Kong and Philippines, processing tens of millions of transactions a year. Company is headquartered in Hong Kong and with offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; Manila, Philippines; and Kuala Lumpur, Malaysia.

With the completion of the Share Exchange, the Company, through its operating subsidiary, VEII is focusing and will focus its business in IT Business, and seek to expand its services to commercial customers in PRC and Asia Pacific Region.  This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer order in our core markets of Hong Kong SAR and China than the IP Business and presents an industry segment that better suits our current technical capabilities, marketing capabilities and financial resources.

Initial Business Focus.  Our initial intended, primary business was to operate a credit card processing and merchant-acquiring services company that provide credit card clearing services to merchants and financial institutions in PRC. Since inception, we have strived to implement our business plan, including the key step of creating our Global Processing Platform (“SinoPay GPP”). Specifically, the Company’s IP business was to be a provider of Internet Protocol (“IP”) processing services in Asia to bank card-accepting merchants (“IP Business”). We market our services to local merchants with regional retail locations across Asia Pacific as potential customers of their IP and related credit card and debit card processing systems. We offer interoperability through what is envisioned as a highly efficient infrastructure and perceived exceptional knowledge of the IP processing market through our SinoPay GPP platform. The SinoPay GPP system facilitates the processing of all major credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and will be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. VEII intends to deploy the SinoPay GPP platform throughout Asia with a focus on China, Hong Kong, Thailand, Philippines, Malaysia, Korea, and Japan.

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

History of Value Exchange Int’l (China) Limited

VEI CHN was first established on November 16, 2001 in Hong Kong SAR with limited liability under the name of “Triversity Hong Kong Limited” and subsequently changed its name to “Triversity (Asia Pacific) Limited” on April 24, 2002 and then further changed its name to “TAP Investments Group Limited” on November 16, 2007.  TAP Investments Group Limited changed to its current name as “Value Exchange Int’l (China) Limited” on May 13, 2013.

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

The annual sales of VEI CHN Group have been increasing over the past few years in its principal business by expanding its customer base and its scope of services. VEI CHN Group solution now runs in over 10,000 POS in the region and provides a solid foundation to VEII’s IP system. Also, VEI CHN Group is seeking to leverage its existing POS solution customer base to expand into the mobile Customer Relationship Management and Rewards market.  MasterCard’ 2016 Survey Reveals showed two in five Hongkongers now shop on smartphones in Hong Kong.  The importance of the mobile market in commerce is globally recognized.

With respect to the IP Business, the Company will seek to implement its IP Business and related credit card and debit card processing systems as part of and enhancement for the IT Business to the Retail Sector. There has been no significant integration of the businesses in fiscal year 2015 and 2016 and there is no deadline for such integration, which will occur as and when the Company can afford to and deems it propitious to integrate operations.

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

CORPORATE STRUCTURE

Our corporate organizational chart, as of March 30, 2017, is as follows:

We do not have a set time schedule for integration of IT Business and IP Business as our primary focus is on growing the IT Business while not abandoning the IP Business and our ability to integrate is limited by available and dedicated financial resources and manpower. As of the date of this Annual Report on Form 10-K, the IP Business is a secondary or supplementary offering of our IT Business.

Recent Developments

 On 26 January 2017, nine Company stockholders who have in the aggregate had more than fifty percent (50%) of the voting power of the issued and outstanding shares of the Common Stock as of the record date approved the Stock Purchase Agreement, dated 23 January 2017, (“TSI SPA”). The TSI SPA is by and among VEI CHN; the Company; TapServices, Inc., a corporation organized under the laws of the Republic of the Philippines (the “TSI”); and the sole shareholder of TSI (“TSI shareholder”). Under the TSI SPA: (a) the TSI shareholder who owns One Thousand Two Hundred and Fifty (1,250) shares of TSI Common Stock (the “TSI Shares”), constituting One Hundred Percent (100%) of the issued and outstanding shares of capital stock of the TSI, is selling all of those TSI Shares to VEI; and (b) TSI is issuing Eighty-Eight Thousand and Forty-four (88,044) shares of TSI Common Stock to VEI under the TSI SPA (“TSI C-Shares”). The aggregate purchase price for all of the TSI Shares (the “Purchase Price”) is Two Thousand Six Hundred and Thirty-Six United States Dollars (US$2,636.00). The aggregate subscription price for all of the TSI C-Shares (the “C-Share Purchase Price”) is Two Hundred Thousand United States Dollars (US$200,000.00), which amount was deposited with TSI by the Company as a good faith earnest money deposit in January 2015. A true and complete copy of the TSI SPA is attached as Exhibit 10.1 to this Annual Report of Form 10-K. The TSI SPA was unanimously approved by VEI CHN’s Board of Directors and by the Company’s Board of Directors at a combined board of directors meeting held on 23 January 2017 in Hong Kong SAR. VEI and Company signed the TSI SPA on 25 January 2017 in Hong Kong SAR. As of 26 January 2017, the Company had received written consents from nine Stockholders approving the corporate action, which written consents represent 16,095,324 shares of Common or 54.27% of the issued and outstanding shares of Common Stock as of the record date – there being 29,656,130 shares of Common Stock issued and outstanding as of the record date. TSI’s board of directors approved and signed the TSI SPA on 23 January 2017. The Seller signed the TSI SPA on 26 January 2017.  As a result of the TSI SPA, TSI will be operated as a wholly owned subsidiary of VEI CHN. For U.S. federal securities law purposes, the consummation of the stock purchase under the TSI SPA will occur with the mailing of a definitive information statement by the Company, which should occur on or about March 15, 2017.  The Company anticipates that TSI will continue its existing business line as an IT services provider in the greater Manila, Philippines region.

Marketing

Marketing activities are designed to inform potential clients about the benefits of using our services and include and will include the following: face-to-face sales and marketing; development and distribution of marketing literature; direct mail and email; advertising; promotion of our web site; attendance at trade shows or product seminars; and industry analyst relations campaign.

The Company has a Sales and Marketing team in each regional office to promote and maintain good business relationships with our customers.  We strive to provide high quality and fast response services to our customers in our Help Centre, Maintenance Support Team and Professional IT Engineer to help customers solve their problems and satisfy their IT needs.

VEI CHN Group has been serving in IT Business sectors for over 15 years, focusing on POS maintenance and support to retail sector. The VEI CHN Group will continue its key business and seek to expand its client base to gain more market share in PRC Hong Kong SAR, and Asia Pacific.  VEII may consider acquiring companies in the Asia Pacific region with similar business, subject to financial wherewithal to do so and subject to a suitable and affordable acquisition opportunity. The perceived cost of market penetration will also be a factor in deciding whether to pursue any acquisition opportunities.

We use strategic partnerships as another way of marketing and selling our IT Business.  The operating subsidiaries will also cooperate with strategic partners in the local markets to secure and provide maintenance services to major retail customers and as a basis for attempting to expand our business in our markets.  In fiscal year 2016, we had over 10 strategic partner arrangements engaged in providing our services to customers.

Competition

We face significant competition from large multinational service providers, such as Wincor Nixdorf, NCR, Fujitsu IBM, Toppan Forms and large national companies, such as Octopus card, an electronic payment in online or offline system in Hong Kong SAR. Though VEI CHN Group faces keen competition in the maintenance service market, it has a well-trained technical team, which we believe offers premier services to the satisfaction of our customers, and, as is the case with many smaller companies in the IT segment, we believe we can offer more customized and cost effective services to certain customers.  Without extensive teaming with strategic partners, we lack the capabilities to compete directly with larger competitors in projects or work requiring capabilities of a large company. This can from time to time limit the number and nature projects that we can pursue or handle. VEII may also experience a competitive disadvantage in bids or prospective work where extensive and broad prior projects in certain areas of IT are required to bid and to win bids.   An instance of such a competitive disadvantage would be technical work in which we do not have extensive prior experience or we do not have a prior relationship with the customer in question.

We also face competition from companies that are of comparable size and resources.  In such competition, price and scope of services or qualification of personnel often determines the winning provider.

Some of our competitors in our industry have substantially greater capital and technical resources than we have and, operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. Since they are affiliated with financial institutions or banks, these competitors do not incur the costs associated with being sponsored by a bank for registration with card networks and they can settle transactions quickly for their own merchants. We do not, however, currently contemplate pursuing an acquisition or strategic relationship with a financial institution in order to increase our competitiveness.  As of the date of the filing of this Annual Report on Form 10-K, VEII has not pursued or identified such a financial institution and there can be no assurance that we could consummate a merger or strategic relationship with any financial institution.

Security of Computer Networks

We maintain certain computer networks, computer systems and databases in connection with our business operations and services.  We use readily available security programs to protect these systems and databases and we periodically review security measures. Any security system or program may be vulnerable to hacking or security breaches, especially since hacking and malicious programs are constantly evolving to overcome new security measures. Like any company’s computer and network systems and databases, our systems and databases could be vulnerable to security hacking or malicious programs. We may also be vulnerable to security leaks and violations by employees and contractors, which is a threat faced by all IT Business companies. We have not experienced any significant security breaches or problems as of the date of filing of this Annual Report on Form 10-K. VEII technical staff typically evaluates cybersecurity and security measures from time to time as new threats become known to us.

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

A common problem in our industry is key or important contractors and employees being lured to more attractive or lucrative work opportunities.  VEII cannot typically match the level and scope of financial incentives offered by larger competitors to workers. VEII has to rely on active recruitment coupled with offering projects that match workers’ skills and interests as well as providing an appealing work environment and competitive base compensation in order to maintain or create an adequate work force on a project-by-project basis.

Insurance

Except the Company’s subsidiaries in (i) PRC are required to cover its employees with medical, retirement and unemployment insurance programs, and (ii) Hong Kong are required to cover its employees with labor insurance programs under the prevailing laws and regulations of the PRC and in Hong Kong, we do not maintain other insurance. Because we may not have sufficient insurance, if we are made a party to a liability legal action, we may not have sufficient funds to defend the litigation or may suffer another liability. If that occurs a judgment or liability that is not covered by any insurance or covered by available cash or funding, could cause us to cease or reduce operations.  We did not experience any significant claims against our insurance in fiscal year 2016.

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

Employees

We have more than 160 full time employees as of December 31, 2016, including officers of the Company and including employees and officers of VEI CHN and its subsidiaries.

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

The industry of our services, both IP Business and IT Business, are global as well as local and with numerous competitors in every market and region.  Further, many customers have or may develop or acquire the capability to provide our services and products in house, especially with the development of software and other technologies that eliminate or reduce the need for customers to use outside services like our company. Moreover, we believe foreign competitors and competitors with operations or subcontractors in countries such as South Korea and India may become an increasing source of competition, due largely to their access to low-cost, high-skilled labor and low cost software and technological development resources. If we are unable to compete successfully against current or future competitors in the industry, our expected revenues, margins and market share could be adversely affected, any of which could significantly harm our business or even our survival.  We do not possess the resources to withstand any sustained downturn in business or extensive competition aimed at our customer base.

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

Interruption or failure of our ability to timely provide our services and products, which could damage our reputation and have an adverse impact on our operating results.

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

We may need to raise additional and ongoing working capital to fund our plans to invest in current business development, sustain current operations or marketing initiatives and possible future acquisition of the operating assets. Our future capital requirements depend on a number of factors, including our ability to manage any growth of our business and our ability to control our expenses. Also, if we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders will probably experience significant dilution due to the “penny stock” status of the VEII Common Stock.

New securities issued by us may contain certain rights, preferences or privileges that are senior to those of our Common Stock or other securities.  Such seniority may adversely impact the rights and any possible financial return for our holders of the VEII Common Stock.

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

We are dependent on Hong Kong SAR and, to a lesser extent, PRC for our customers and revenues.  We lack extensive diversification into new geographical markets, which is a goal of our company, but we also believe there is sufficient business in Hong Kong SAR and PRC to support our short term business and financial goals and to support our foreseeable operating overhead.  The acquisition of TapServices, Inc. is an effort to expand the reach of geographical markets beyond PRC and Hong Kong SAR, but we remain committed to expanding our business in PRC and Hong Kong SAR as our core geographical market.

A substantial amount of our sales revenue is derived from sales to a limited number of customers, and our business will suffer if sales to these customers decline.

We have derived a significant portion of our revenue from a limited number of customers. For the year ended December 31, 2016, our revenue was concentrated in our largest customer that accounted for approximately 41.2% of annual revenues. As of December 31, 2016, $29,754 or 6.6% of our accounts receivable, was due from our largest customer. We do not have long term contractual arrangements or regular negotiation with most of these customers. The loss of one or more of these customers could damage our business, financial condition and results of operations.   We are endeavoring but may not succeed expanding our customer base in order to reduce reliance on major customers.

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

Risks Related to Our Common Stock

While our common stock is quoted on The OTC Markets Group, Inc. QB Tier, there is not now, and there may not ever be, a sustained  active, liquid public market for our common stock and we cannot assure you that the Common Stock will become liquid or that it will be listed on a national securities exchange (other than OTC). There currently is only a minimal public market for our Common Stock. Failure to develop or maintain a liquid public trading market could negatively affect the value of our Common Stock and make it difficult or impossible for stockholders to sell their shares.

Our Common Stock was quoted on the OTC Markets Group, Inc. Pink quotation system (“OTC Pink Sheets”) under the trading symbol “SNPY” since March 18, 2013. Effective December 5, 2016, the Common Stock of VEII started quotation on The OTC Markets Group, Inc. QB Tier (“OTCQB”) under the current trading symbol “VEII.” Due to a lack of a significant public float and primary market makers, VEII Common Stock is less liquid, receives less or no coverage by security analysts and news media, and generates lower prices than might otherwise be obtained if they were listed on a national securities exchange or NASDAQ, had active primary market makers and had analysts’ coverage.

Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market than the OTCQB include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our Common Stock listed.

Our issued Common Stock is held by a relatively small number of shareholders.  We would have to increase the public float considerably as part of any effort to enhance the liquidity of our Common Stock.

The market price for our Common Stock can be volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history of our services and lack of sustained profits which could lead to wide fluctuations in our share price.

The market for our Common Stock can be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our Common Stock are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our Common Stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operations and lack of sustained profits to date, and uncertainty of future market acceptance for our existing and potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

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

Our executive officers, directors and their affiliated entities will beneficially own or control approximately 42.81% if the outstanding shares of our Common Stock. Accordingly, these executive officers, directors and their affiliated entities, acting as a group, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, dissolution, or any other significant corporate transaction. These shareholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other shareholders. This significant concentration of Common Stock ownership may adversely affect the trading price of our Common Stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 2. PROPERTIES.

We own no real property.  Our company and subsidiary operations leases the following office spaces:

1)

7/F, Darton Tower, 142 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong

2)

Room 02, 41/F, Zhujiang International Building, No.112 Yuehua Road, Guangzhou, China 510030

3)

Room 705, 7/F, Cai Wu Wei Jing Long Building, No. 139 Hong Bao Road, Shen Zhen, China 518001

4)

Room 1109-1110, Simike Building, No. 800 Shangcheng Road, Pudong New District, Shanghai, China 200122

5)

Room 1107, 2/F, No. 15 West Majiapu Road, Fengtai District, Beijing, China 100068

We believe that the above space is sufficient for our current operations.  We paid $265,188 in aggregate lease payments in fiscal year 2016 for the above spaces.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock was quoted on the OTC Bulletin Board since October 29, 2008, and was originally traded under the symbol “CHIJ.OB.”. On December 17, 2008, our Common Stock began trading under our current symbol of “SNPY.OB.”. Since March 18, 2013, VEII Common Stock is quoted on OTC Pink Sheets under the trading symbol “SNPY.” Effective December 5, 2016, the Common Stock of VEII started quotation on OTCQB under the current trading symbol “VEII.”. The CUSIP number for our common stock is 829348200. Because we are quoted on OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as quoted on the OTC Pink Sheets. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Fiscal Quarter
1st Quarter (January 1, 2016 to March 31, 2016)	$0.140	$0.038
2nd Quarter (April 1, 2016 to June 30, 2016)	$0.135	$0.052
3rd Quarter (July 1, 2016 to September 30, 2016)	$0.100	$0.040
4th Quarter (October 1, 2016 to December 31, 2016)	$0.170	$0.030
Fiscal Quarter
1st Quarter (January 1, 2015 to March 31, 2015)	$0.195	$0.130
2nd Quarter (April 1, 2015 to June 30, 2015)	$0.144	$0.030
3rd Quarter (July 1, 2015 to September 30, 2015)	$0.060	$0.050
4th Quarter (October 1, 2015 to December 31, 2015)	$0.220	$0.045
Fiscal Quarter
1st Quarter (January 1, 2014 to March 31, 2014)	$0.210	$0.135
2nd Quarter (April 1, 2014 to June 30, 2014)	$0.205	$0.145
3rd Quarter (July 1, 2014 to September 30, 2014)	$0.200	$0.130
4th Quarter (October 1, 2014 to December 31, 2014)	$0.200	$0.100
Fiscal Period
Transition period (September 1, 2013 to December 31, 2013)	$0.25	$0.075
Fiscal Quarter
1st Quarter (September 1, 2012 to November 30, 2012)	$0.03	$0.011
2nd Quarter (December 1, 2012 to February 28, 2013)	$0.036	$0.013
3rd Quarter (March 1, 2012 to May 31, 2013)	$0.18	$0.014
4th Quarter (June 1, 2013 to August 31, 2013)	$0.148	$0.04

(1) The above table sets forth the range of high and low closing prices per share of our Common Stock as reported by www.quotemedia.com for the periods indicated.

Holders

As of December 31, 2016, there were approximately 66 stockholders of record of our Common Stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Dividend Policy

We have not paid any cash dividends on our Common Stock for the years ended December 31, 2016 and 2015. While we have declared and paid dividends in the past, and we intend to do so in the future, our financial condition may require us to retain future earnings for overhead and business development costs. As such, investors should not invest in our Common Stock on the assumption that it will pay a regular or periodic dividend.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2016 that went undisclosed in a quarterly report on Form 10-K, Form 10-Q or a current report on Form 8-K that was filed during the period.

The recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to any resale or distribution thereof and appropriate legends were affixed to the share certificates as “Restricted Stock” under Rule 144 of the Securities Act.

Purchases of Equity Securities

No repurchases of our Common Stock were made during the fiscal year 2016.

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

Value Exchange International, Inc.

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

Specifically and currently, one of the Company’s business lines, which is secondary or supplementary to our IT Business, is to be a provider of IP processing services in Asia to bank card-accepting merchants. We market our services to local merchants with regional retail locations across Asia Pacific as potential customers of their IP and related credit card and debit card processing systems. We offer interoperability through what is envisioned as a highly efficient infrastructure and perceived exceptional knowledge of the IP processing market through our SinoPay GPP platform. The SinoPay GPP system facilitates the processing of all major credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and will be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. VEII intends to deploy the SinoPay GPP platform throughout Asia with a focus on China, Hong Kong, Thailand, Philippines, Malaysia, Korea, and Japan.

As of the date of this Annual Report on Form 10-K, we still have not sold or implemented any IP Business to any customer. Our current focus is on growing the IT Business because of our judgment that IT Business presents a more promising segment for growing our revenues and attaining sustained profitability.  While we will continue our efforts to sell the IP Business products and services, the IP Business will be more in the order of an optional product and service line, or a lead sales enticement for the IT Business, until we have sufficient funds or revenues to aggressively market and sell IP Business products and services.  Since we are focused on the retail sector, the offering of IT Business with an IP Business complementary offering makes sense in terms of fully leveraging all of our capabilities. Our hope is that the dual business lines may prove complementary in that each may lead to business opportunities for the other. As of the date of this Annual Report on Form 10-K, the IT Business and IP Business are presented as separate customer offerings and we have not made any progress in integrating IT Business and IP Business beyond offering them as menu of available services and products.  We do not have a set time frame for integration and our efforts may be modified in the future based on then current circumstances.  We do not view integration of the IT Business and IP Business as essential to our future operations, but we do view integration as a cost efficiency measure, especially to eliminate any duplicative overhead or lack of focus and consistency in marketing and sales efforts.  No significant integration occurred in fiscal year 2016.

Enhancements to the functions of the IP Business products may be required to make them more attractive to the market. When and if we can attain sufficient revenues and/or funding, and subject to then current market demand, we may seek to offer a package of integrated IP Business and IT Business products and services as well as enhanced functionality for our IP Business products.

One factor affecting our IP Business is that POS customers tend to be sensitive to whether a POS provider is a long term provider of systems, services and maintenance.  In light of our lack of any presence or financial performance in the IP Business, and the public availability of our financial information,  as well as our lack of a prominent brand presence in our markets, we will probably have to significantly improve our financial and business performance to reassure prospective IP Business customers of our staying power as a provider of POS products, systems, and services and to fund the sort of sustained marketing and sales campaigns to increase the end users’ awareness of IP Business brand and capabilities.  Such campaigns are beyond our current financial wherewithal and may not be possible in fiscal year 2017.

Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry.  A general trend affecting our IT Business is the trend of increasing competition for skilled labor.  With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets.  We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail.  We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2015 or 2016.

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

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing.  We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2015 or fiscal year 2016, but we perceive that the expansion of cloud computing could allow foreign customers to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core market.  We may find it more difficult to compete for IT Business in Hong Kong and China if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems.  The growth of cloud computing coupled with IT Business products and services as a ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets.

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

In order for us to attain sustained success in the near term, we must continue to maintain and grow our customer base, provide high-quality service and satisfaction to our existing clients, and take advantage of cross-selling opportunities within and between the IT Business and IP Business. In the current economic environment, we must provide our customers with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced a more demand for our IT Business products and services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins in fiscal year 2017 or over the longer term.

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

During January 2017, VEI CHN acquired 100% common stock of TapServices, Inc. (“TSI”) for total consideration being $202,636. TSI is a limited liability corporation organized under the laws of the Philippines on March 24, 2009. TSI operations have been managed by Mr. Benny Lee, a director of VEI SHG. TSI commenced revenue generating operations in 2010 and focused on software and computer hardware maintenance on point of sale or “POS” systems for local Manila, Philippines businesses. TSI business model in 2015 and 2016 has been to engage in the business of providing information, data, and communications technology services, to supply and deal in all related products, including computer hardware, software and application products, and to own, design, install, maintain, operate, integrate, sell, lease or otherwise deal in such systems, facilities, gateways, equipment, devices and POS terminals in the retail business. TSI’s business line is essentially similar to the business line of VEI CHN Group in information technology and computer system consulting services and related products’ sales. The customer base of TSI includes Robinson Retails Group (“RRG”), Ministop Convenience Stores, and Watson’s Personal Health and Care (Phil.) Inc. in the Philippines. In 2015, TSI secured POS hardware sales contract for 1,000 units of NCR POS equipment to RRG, which sales contract had a face value of $2.2 million in gross revenues. TSI customarily combines maintenance contracts with hardware sales. TSI geographical market is the greater Manila, Philippines region and adjacent areas.

Throughout fiscal year 2017, we are focusing and will focus its business in IT Business, and seek to expand its services to commercial customers in PRC and Asia Pacific Region. This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer order in our core markets of Hong Kong SAR and China than the IP Business.  Any expansion is subject to and limited by our then current funding and cash flow, commitment of our manpower, ability to handle additional work and availability of sufficient strategic partner or contractor assistance.

With respect to the IP Business, the Company will continue to seek to implement its IP Business and related credit card and debit card processing systems as part of an enhancement for the IT Business to the Retail Sector.

Financial Performance Highlights

The following are some financial highlights for the 2016:

•

Net revenue: Our net revenues were $3,999,395 for the year ended December 31, 2016, as compared to $3,737,171 for the year ended December 31, 2015, an increase of $262,224 or 7%.

•

Gross profit: Gross profit for the year ended December 31, 2016 was $1,128,757 or 28.2% of net revenues, as compared to $479,361 or 12.8% of net revenues, for the year ended December 31, 2015, an increase of $649,396 or 135.5%.

•

Income (loss) from operations: Our income from operations totaled $63,523 for the year ended December 31, 2016, as compared to loss from operations $642,931 for year ended December 31, 2015, a change of $706,454 or 109.9%. The change was mainly attributable to the increase in our gross profit and decrease in operating expenses.

•

Net income (loss): Our net income of $53,889 for the year ended December 31, 2016, compared to net loss $542,677 for the year ended December 31, 2015, a negative change of $596,566 or 109.9%.

•

Basic and diluted net income per share was $0.00 for the year ended December 31, 2016.

Results of Operations

Year Ended December 31, 2016 compared to the year ended December 31, 2015

The following table summarizes the results of our operations during the years ended December 31, 2016 and 2015 and provides information regarding the dollar and percentage increase or (decrease) from the 2015 year to the 2016 year.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2016 and 2015

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	2016	2015	Change
	US$	US$	US$	%
NET REVENUES
Service income	3,999,395	3,737,171	262,224	7.0
COST OF SERVICES
Cost of service income	(2,870,638)	(3,257,810)	387,172	(11.9)
GROSS PROFIT	1,128,757	479,361	649,396	135.5
Operating expenses:
General and administrative expenses	(1,068,279)	(1,116,054)	47,775	(4.3)
Foreign exchange loss	3,045	(6,238)	9,283	(148.8)
INCOME (LOSS) FROM OPERATIONS	63,523	(642,931)	706,454	(109.9)
OTHER INCOME (EXPENSES)	25,570	113,798	(88,228)	(77.5)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	89,093	(529,133)	618,226	(116.8)
INCOME TAXES	(35,204)	(13,544)	(21,660)	(159.9)
NET INCOME (LOSS)	53,889	(542,677)	596,566	(109.9)

Net revenues. Net revenues were $3,999,395 for the year ended December 31, 2016, as compared to $3,737,171 for the fiscal year ended December 31, 2015, an increase of $262,224 or 7%. This increase was primarily attributable to the increase in our revenue from 1) systems maintenance with revenue increasing from $2,401,359 for the year ended December 31, 2015 to $3,124,148 for the year ended December 31, 2016, offset by the decrease in our revenue from systems development and integration with revenue decreasing from $242,379 for the year ended December 31, 2015 to $222,037 for the year ended December 31, 2016; and 2) sales of hardware and consumables with revenue decreasing from $1,093,433 for the year ended December 31, 2015 to $653,210 for the year ended December 31, 2016.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff and general overhead. Our cost of services increased to $2,870,638 or 71.8% of net revenues, for the year ended December 31, 2016, as compared to $3,257,810 or 87.2% of net revenues, for the year ended December 31, 2015, a decrease of $387,172 or 11.9%. The decrease in cost of services was mainly attributable to the decrease in our contracting fees to suppliers, offset by an increase in the cost of technical staff, since we are expanding our technical team for the growing demand of our service and therefore rely less on outsider suppliers.

Gross profit. Gross profit for the year ended December 31, 2016 was $1,128,757 or 28.2% of net revenues, as compared to 479,361 or 12.8% of net revenues, for the year ended December 31, 2015. The increase of gross profit was largely due to 1) increase in net revenues; and 2) decrease in cost of services in 2016, as compared with 2015.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses slightly decreased to $1,068,279 or 26.7% of net revenues, for the year ended December 31, 2016, as compared to $1,116,054 or 29.9% of net revenues, for the year ended December 31, 2015, a decrease of $47,775 or 4.3%. The primary reason for the decrease was attributable to a decrease audit fee and professional expenses since we incurred more in these area for our recapitalization in 2015.

Income (loss) from operations. As a result of the above analysis, our income from operations totaled $63,523 for the year ended December 31, 2016, as compared to loss from operations $642,931 for year ended December 31, 2015, a change of $706,454 or 109.9%. The change was mainly attributable to the increase in our gross profit and decrease in operating expenses.

Income taxes. The Company is subject to United States federal income tax at a tax rate of 34% on any revenues subject to U.S. taxation. No provision for income taxes in the United States has been made as the Company had no U.S. source income taxable in the United States for the fiscal years ended December 31, 2016 and 2015.

VEI CHN, VEI HKG and KDSL were formed in Hong Kong and subject to Hong Kong income tax at a tax rate of 16.5% for the year ended December 31, 2016. Our VEI SHG was formed in China and subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the “New EIT Law,” and its implementing regulations, both of which became effective on January 1, 2008. VEI SHG subject to an income tax rate of 25% for the year ended December 31, 2016.

Income taxes expense increased to $35,204 or 0.9% of net revenues for the year ended December 31, 2016, as compared to $13,544 or 0.4% of net revenues for the year ended December 31, 2015. The increase was primarily attributable to the utilization of deferred assets from tax loss brought forward due to the increase in income before taxation for the year ended December 31, 2016.

Net (loss) income. As a result of the foregoing, we had a net income of $53,889 for the year ended December 31, 2016, compared to net income $542,677 for the year ended December 31, 2015, as a result of the factors described above concerning higher revenue, lower operating expenses and hence, higher relevant gross profits.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $448,053.  The following table provides detailed information about our net cash flow for all financial years presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Year Ended
	December 31,
	2016	2015
	US$	US$
Net cash provided by (used in) operating activities	348,450	(224,626)
Net cash used in investing activities	(102,129)	(280,972)
Net cash (used in) provided by financing activities	(216,642)	852,503
Effect of exchange rate changes on cash and cash equivalents	(15,967)	(14,287)
Net increase in cash and cash equivalents	13,712	332,618
Cash and cash equivalents at the beginning of year	434,341	101,723
Cash and cash equivalents at the end of year	448,053	434,341

Operating Activities

Net cash provided by operating activities was $348,450 for the year ended December 31, 2016, which was a change of $573,076 from net cash used in operating activities of $224,626 for the year ended December 31, 2015. The change was primarily attributable to the following:

1)

Net income of $53,889 for the year ended December 31, 2016, compared to net loss of $542,677 for the year ended December 31, 2015; and

2)

A change of accounts payable, other payables and accrued liabilities and amounts due to related parties increased our operating cash balances by $346,946, $862,525 and $166,886 respectively; offset by

3)

A change of accounts receivable, amounts due from related parties, and deferred income decreased our operating cash balances by $418,236, $931,585 and $103,989 respectively.

Investing Activities

Net cash used in investing activities decreased to $102,129 in the year ended December 31, 2016, which was a decrease of $178,843 from $280,972 for the year ended December 31, 2015. The decrease in net cash used in investing activities was attributable to the purchase of plant and equipment by $102,129 for the year ended December 31, 2016.

Financing Activities

Net cash used in financing activities was $216,642 in the year ended December 31, 2016, which was a change of $1,069,145 from net cash provided by financing activities of $852,503 for the year ended December 31, 2015. The change was attributable to cash used in repayment of loan from a director amounts to $216,642 for the year ended December 31, 2016.

Future Financings

We believe that our cash on hand and cash flow from operations will meet our expected capital expenditure and working capital requirements for the next 12 months. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity, sales, marketing and branding activities or other investments or acquisitions (such as TSI). If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

The consolidated financial statements include the accounts of Value Exchange International, Inc. and the following subsidiaries:

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2016:

	Place of incorporation	Ownership percentage
		2016	2015
Value Exchange International, Inc.	USA	Parent Company	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	100%
Ke Dao Solutions Limited	Hong Kong	100%	100%

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

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2016 and 2015, there was a $0 and $0 allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2016 and 2015.

	2016	2015
	US$	US$
NET REVENUES
Service income
- systems development and integration	222,037	242,379
- systems maintenance	3,124,148	2,401,359
- sales of hardware and consumables	653,210	1,093,433
	3,999,395	3,737,171

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

Year ended	December 31, 2016	December 31, 2015
RMB : USD exchange rate	6.6324	6.2505
Average period ended
RMB : USD exchange rate	6.3421	6.1956

Year ended	December 31, 2016	December 31, 2015
HKD : USD exchange rate	7.800	7.800
Average period ended
HKD : USD exchange rate	7.800	7.800

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2016 and 2015 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 13, 2016, the Board of Directors of the Company approved a resolution to appoint Ecovis David Yeung Hong Kong (“ECOVIS”), 14/F San Toi Building, 137-139 Connaught Road, Hong Kong, to replace its current certifying public auditor, Centurion ZD CPA Limited (“Centurion”), formerly known as AWC (CPA) Ltd., of 7th Floor, Nan Dao Commercial Building, 359-361 Queen’s Road Central, Sheung Wan, Hong Kong SAR.  The engagement of ECOVIS was consummated by January 16, 2017. The Board decided to change certifying public auditor because Centurion advised the Board that Centurion did not wish to handle future VEII audit work due to the cost and resource demands.

ECOVIS has provided the Company with the required independent letter under Rule 3526 of Public Company Accounting Oversight Board rules.

ECOVIS’s report on the financial statements for the fiscal year ended December 31, 2016, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting.

During the fiscal year ended December 31, 2016, (i) there were no disagreements with ECOVIS on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of ECOVIS, would have caused ECOVIS to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Centurion’s report on the financial statements for the fiscal year ended December 31, 2014 and 2015, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern.

During the years ended December 31, 2014 and 2015 and through January 16, 2017, (i) there were no disagreements with Centurion on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Centurion, would have caused Centurion to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including Company’s Chief Executive Officer and Chief Financial Officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our internal control over financial reporting is deemed effective.

The creation of the Audit Committee and the more active participation of the Audit Committee in review and improvement in the disclosure controls and procedures was one action taken to endeavor to improve our disclosure controls and procedures. Further, the Company may seek the assistance of outside consultants with experience in internal disclosure controls and disclosures in the fiscal year 2017 to enhance disclosure controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2016, our internal control over financial reporting is deemed effective.

Changes in Internal Controls over Financial Reporting

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

Except as noted herein, there have been no further changes in our internal controls over financial reporting during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our current executive officers, directors and significant employees and their ages and titles as of December 31, 2016.

Name	Age	Position with the Company	Director Since
Matthew Mecke	47	Director	11/ 21/08
Kenneth Tan	52	Chief Executive Officer, President and Director	08/26/13
Bella Tsang	52	Secretary, Treasurer, Principal financial officer and Director	08/26/13
Johan Pehrson	59	Director	07/07/14
Edmund Yeung	47	Director	06/25/15
Channing Au	38	Chief Financial Officer and Treasurer	Not applicable

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Matthew Mecke. Prior to his appointment as Chairman and Chief Executive Officer of VEII, Matthew Mecke was a member of the board of directors of Sino Fibre Communications, Inc. (OTCBB: SFBE) based in China and Hong Kong starting in January 2006. Mr. Mecke also served as president, principal executive officer of Sino Fibre Communications from January 2006 to October 2007 and as chairman of board of directors from January 2006 to December 2007. From October 2003 to January 2006, Mr. Mecke was a founder, vice chairman, president, and Chief Executive Officer of Asia Payment Systems (OTCBB: APYM). From October 1998 to July 1999, Mr. Mecke was a co-founder and served as Senior Vice President, Systems and Product Development for First Ecom.com (NASD: FECC), an international e-commerce payment gateway pioneer based in Hong Kong which linked e-commerce merchants with offshore back-end transaction processing systems. From April 1994 to July 1998, Mr. Mecke was an employee of First Data Corp. (formerly NYSE: FDC) in the United States and Hong Kong. Mr. Mecke was responsible for middle management of retail card system operations. In the late 1990’s, Mr. Mecke was a management executive of First Data Asia in Hong Kong, where his responsibilities included strategic planning, new business development, e-commerce applications and pricing. On August 26, 2013, Mr. Mecke resigned his position as Chief Executive Officer and President of the Company, which resignation did not involve any dispute with the Company.  He remains a Director of the Company.

Kenneth Tan. Prior to his appointment as Chief Executive Officer and President of VEII, Mr. Tan was the President, Sales for Value Exchange International Limited (“VEI”), a related company of VEI CHN, and was responsible to sales for the Asia Pacific region. Before taking up the appointment in VEI, Mr. Tan was the Vice President, Sales of PCCW Solutions since 2003. He has more than 25 years of experience in the IT industries and had held key sales management positions in IBM, Oracle and EDS. He holds a Bachelor of Science degree in Electrical and Electronics Engineering from the University of Hong Kong.

Bella Tsang. Prior to her appointment as Secretary and Director of VEII, Ms. Tsang had been working as Marketing Manager of VEI HKG since 2003 and was responsible for marketing of its solutions to various retailers in the Greater China and the Asia Pacific markets.  Ms. Tsang holds a Diploma of Marketing from the Institute of Marketing. She was responsible for organizing training to all level of professional staff in Ernst & Whinney (now Ernst & Young, an international accountancy, auditing and consulting firm) in 1987.

Johan Pehrson. Johan Pehrson is one of the two founders of ER-Konsult, a business consultancy firm since 1999 in Sweden. Mr. Pehrson graduated at the University of Umea (Sweden) with a degree in Business Marketing. He has performed more than 1,000 workshops to various organizations to facilitate the development of management, markets and sales. On July 7, 2014, Mr. Pehrson was appointed as a member of the VEII Board of Directors.

Edmund Yeung. For the past ten years, Mr. Yeung has been a Managing Director for Whole Glory Investments Ltd., a property investment company.  Previously, he also served as the executive director of Combined Chemicals Co., an adhesive product manufacturer, for 15 years. On June 25, 2015, Mr. Yeung was appointed as a member of the VEII Board of Directors.

Channing AU. Channing Au joined Value Exchange Int’l (China) Limited, a subsidiary of the Company, as the Chief Financial Officer in August 2015.  On November 5, 2015, Mr. Au was appointed as Chief Financial Officer and Treasurer of VEII.  Prior to joining the Company, Mr. Au served as an Audit Manager at Crowe Horwath (HK) CPA Limited since 2010. Prior to that, he worked for CPA firms including KPMG Hong Kong and BDO Limited.  Mr. Au has over 10 years extensive experience in provision of audit and consultancy services with clientele varies from unlisted entrepreneurs to companies listed in the United States and Hong Kong. Mr. Au is a member of CPA Australia, and obtained his Master’s Degree in Finance and Bachelor’s Degree in Accountancy from the Hong Kong Polytechnic University.

Audit Committee and Other Board Committees

The VEII Board of Directors had no nominating or compensation committee in fiscal year 2016.  The VEII Board of Directors established an Audit Committee on October 29, 2015 and appointed the following as the Audit Committee’s initial members: Matthew Mecke, Johan Pehrson and Edmund Yeung.  VEII will explore formation of such other committees in fiscal year 2017.

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

Stockholder Communication with the Board of Directors

Stockholders may communicate with the Board of Directors of VEII by sending a letter to our Board of Directors, c/o Corporate Secretary, 7/F., Darton Tower, 142 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong (for submission to the board or committee or to any specific director to whom the correspondence is directed.) Stockholders communicating through this means should include with the correspondence evidence, such as documentation from a brokerage firm, that the sender is a current record or beneficial stockholder of the Company. All communications received as set forth above will be opened by the Corporate Secretary or his designee for the sole purpose of determining whether the contents contain a message to one or more of our directors.

Any contents that are not advertising materials, promotions of a product or service, patently offensive materials or matters deemed, using reasonable judgment, inappropriate for the Board of Directors will be forwarded promptly to the chairman of the Board, the appropriate committee or the specific director, as applicable.

Audit Committee and Audit Committee Financial Expert

The Company did not have an audit committee until October 29, 2015 (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. Before the formation of the Audit committee with respect to fiscal year 2016, all of the current members of the Board of Directors lacked sufficient financial expertise or independence for overseeing financial reporting responsibilities.  The Company has not yet determined whether any appointed members of the Audit Committee are a financial expert.  The Company is exploring and will explore the recruitment of qualified independent directors to serve as members of and qualified to serve as members of an Audit Committee if none of the current appointees prove to be a financial expert.

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

 Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2016, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2016, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2016, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended, December 31, 2016, 2015 and 2014. No other executive officer received compensation greater than $100,000 during any fiscal year.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Tan (1)	2016	6,410	-0-	-0-	-0-	-0-	-0-	-0-	6,410
	2015	62,820	-0-	-0-	-0-	-0-	-0-	-0-	62,820
	2014	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000

Alex Chan (2)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	61,090	-0-	-0-	-0-	-0-	-0-	-0-	61,090
	2014	47,308	-0-	-0-	-0-	-0-	-0-	-0-	47,308

Bella Tsang (3)	2016	41,667	-0-	-0-	-0-	-0-	-0-	-0-	41,667
	2015	26,923	-0-	-0-	-0-	-0-	-0-	-0-	26,923
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Channing Au (4)	2016	61,410	-0-	-0-	-0-	-0-	-0-	-0-	61,410
	2015	28,873	-0-	-0-	-0-	-0-	-0-	-0-	28,873
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Footnotes:

(1)

Mr. Kenneth Tan was appointed as Chief Executive Officer and a Director of the Company as of August 26, 2013.

(2)

Mr. Alex Chan was appointed as Chief Financial Officer and a Director of the Company as of August 26, 2013; and On June 25, 2015, Alex Chan resigned as Chief Financial Officer, Treasurer of the Company, and a member of the VEII’s Board.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or non-exercisable options, as of the years ended December 31, 2016.

Long-Term Incentive Plans

There are no arrangements or plans currently used and in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Director Compensation

None of the directors received compensation for director services during the fiscal year ending December 31, 2016.

Pension Benefits

No named executive officers received or held pension benefits and the Company does not maintain a pension benefit plan during the fiscal year ended December 31, 2016.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of the fiscal year ended December 31, 2016 (i) by each of our directors; (ii) by each of our named executive officers; (iii) by all of our executive officers and directors as a group; and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of December 31, 2016, there were 29,656,130 shares of our common stock outstanding:

		December 31, 2016
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Matthew Mecke (3) Unit T25, GF Bangkok Bank Building 18 Bonham Strand West Sheung Wan, Hong Kong	Common	-	-
Kenneth Tan (4) Block A1 35h Fl The Beverly Hills 6 Broadwood Hong Kong	Common	3,063,725	10.33%
Bella Tsang (5) 7/F., Darton Tower 142 Wai Yip St Kwun Tong, Kowloon Hong Kong	Common	7,405,461	24.97%
Johan Pehrson (6) 3 Westerbergs Gata Halmstad, Sweden 30226	Common	202,101	0.68%
Edmund Yeung (7) Flat C, 7/F Phase I Kingsford Ind. Bldg 26-32 Kwai Hei St Kwai Chun, N.T. Hong Kong	Common	2,024,400	6.83%
Channing Au (8) 7/F., Darton Tower 142 Wai Yip St Kwun Tong, Kowloon Hong Kong	Common	-	-
All Officers and Directors as a Group	Common	12,695,687	42.81%

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

(2)

Based on 29,656,130 issued and outstanding shares of VEII Common Stock as of December 31, 2016.

(3)

Matthew Mecke is a Director of the Company. His beneficial ownership includes 0 common shares as of December 31, 2016.

(4)

Kenneth Tan is the Company's Chief Executive Officer, President and a Director. His beneficial ownership includes 3,063,725 common shares as of December 31, 2016.

(5)

Bella Tsang is the Company's Secretary, and a Director of the Company.  Her beneficial ownership includes 7,405,461 common shares as of December 31, 2016.

(6)

Johan Pehrson is a Director of the Company appointed on July 7, 2014.  His beneficial ownership includes 202,101 common shares as of December 31, 2016.

(7)

Edmund Yeung is a Director of the Company appointed on June 25, 2015.  His beneficial ownership includes 2,024,400 common shares as of December 31, 2016.

(8)

Channing Au is the Company's Chief Financial Officer and Treasurer appointed on November 5, 2015.  His beneficial ownership includes 0 common shares as of December 31, 2016.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.  The Company has elected not to be governed by the control share provisions or interested shareholder provisions of the laws of State of Nevada, specifically in Nevada Revised Statutes 78.378 to 78.3793, inclusive, and 78.411 to 78.444, inclusive.

The Company is active in exploring possible mergers and acquisitions opportunities as part of its strategy to grow its business lines. As reported in this Annual Report on Form 10-K, the Company and VEI CHN are acquiring 100% of the capital stock of TapServices, Inc., a Philippines company for cash.  This transaction will not affect any change of control in the Company.

The transaction completed under state law, and TSI is become a subsidiary of the Company, in January 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Our executive officers, directors and their affiliated entities will beneficially own or control approximately 42.81% of the outstanding shares of our Common Stock. Accordingly, these executive officers, directors and their affiliated entities, acting as a group, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, dissolution, or any other significant corporate transaction. Except as set forth in the footnotes of the attached financial statements, and except for the Share Exchange, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

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

Additional Information About VEII

SEC Reports and Additional Information about the Company

VEII is subject to the informational and reporting requirements of the Exchange Act and, in accordance with this law, files annual, quarterly and current reports, proxy statements and other information with the SEC. One can read and copy the VEII’s SEC filings, including its financial statements, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site known as “EDGAR” and that contains our SEC reports, proxy and information statements, and other information at www.sec.gov.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Audit Fees	$50,000	$60,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$50,000	$60,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by Ecovis David Yeung Hong Kong for our financial statements as of and for the year ended December 31, 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

Exhibit Number	Exhibit Title
3.1.	Certificate of Amendment to the Articles of Incorporation of Value Exchange International, Inc., dated Sept. 8, 2016. (1)

10.1	Stock Purchase Agreement, dated 23 January 2017, by and among Value Exchange International, Inc., Value Exchange International (China) Ltd., TapServices, Inc., and the sole shareholder of TSI. (2)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith

(1)	Incorporated by reference to Exhibit One to the Information Statement, dated October 18, 2016, and filed by Value Exchange International, Inc. with the Commission on October 25, 2016.

(2)	Incorporated by reference to Exhibit 2.1 to the Form 8-K, dated January 25, 2017, filed by Value Exchange International, Inc. with the Commission on January 27, 2017.

**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2016 and 2015; (iii) Consolidated Statements of Changes in Shareholders’ Equity as of and for the years ended December 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VALUE EXCHANGE INTERNATIONAL, INC.

Dated: March 30, 2017

/s/ Kenneth Tan

By: Kenneth Tan

Its: President, CEO

(Principal executive officer)

/s/ Channing Au

By: Channing Au

Its: Chief Financial Officer

(Principal financial and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Tan	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 30, 2017

/s/ Channing Au	Chief Financial Officer and Treasurer (Principal financial and accounting officer)	March 30, 2017

/s/ Bella Tsang	Director and Secretary	March 30, 2017

/s/ Matthew Mecke	Director	March 30, 2017

/s/ Johan Pehrson	Director	March 30, 2017

/s/ Edmund Yeung	Director	March 30, 2017

VALUE EXCHANGE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The board of directors and stockholders of
VALUE EXCHANGE INTERNATIONAL, INC.

We have audited the accompanying consolidated balance sheet of Value Exchange International, Inc. (“Company”) and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2016 and 2015 and the consolidated results of their operations and cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ Ecovis David Yeung Hong Kong

Ecovis David Yeung Hong Kong

Certified Public Accountants

Hong Kong, China

March 30, 2017

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

	2016	2015
ASSETS	US$	US$

CURRENT ASSETS
Cash	448,053	434,341
Accounts receivable, less allowance for doubtful accounts	451,122	320,251
Amounts due from related parties	760,302	747,676
Other receivables and prepayments	108,141	89,878
Deferred tax assets	-	42,311
Deposit for acquisition	200,000	200,000
Total current assets	1,967,618	1,834,457

NON-CURRENT ASSETS
Plant and equipment, net	178,624	138,462

Total assets	2,146,242	1,972,919

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	255,854	28,136
Other payables and accrued liabilities	448,227	449,555
Deferred income	653,686	443,888
Amounts due to related parties	187,403	477,636
Total current liabilities	1,545,170	1,399,215

NON-CURRENT LIABILITIES
Deferred tax liabilities	-	4,629

Total liabilities	1,545,170	1,403,844

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Accumulated deficit	(30,977)	(84,866)
Accumulated other comprehensive loss	(58,837)	(36,945)
Total shareholders’ equity	601,072	569,075

Total liabilities and shareholders’ equity	2,146,242	1,972,919

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
	US$	US$

NET REVENUES
Service income	3,999,395	3,737,171

COST OF SERVICES
Cost of service income	(2,870,638)	(3,257,810)
GROSS PROFIT	1,128,757	479,361

OPERATING EXPENSES:
General and administrative expenses	(1,068,279)	(1,116,054)
Foreign exchange gain / (loss)	3,045	(6,238)
TOTAL OPERATING EXPENSES	(1,065,234)	(1,122,292)

INCOME/ (LOSS) FROM OPERATIONS	63,523	(642,931)

OTHER INCOME (EXPENSES):
Interest income	239	189
Interest expense	(24,726)	(18,467)
Redundancy cost	(144,281)	-
VAT refund	63,340	-
Management fee income	108,495	103,972
Others	22,503	28,104
Total other income (expenses), net	25,570	113,798

INCOME / (LOSS) BEFORE PROVISION FOR INCOME TAXES	89,093	(529,133)

INCOME TAXES	(35,204)	(13,544)
NET INCOME / (LOSS)	53,889	(542,677)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(21,892)	(16,521)

COMPREHENSIVE INCOME / (LOSS)	31,997	(559,198)

Net loss per share, basic and diluted	(0.00)	(0.02)

Weighted average number of shares outstanding	29,656,130	28,716,956

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common stock		Additional paid-in capital	Subscriptions Receivable	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total
	Share	Amount

January 1, 2015	26,956,930	270	177,769	(19,143)	457,811	(20,424)	596,283
Net loss	-	-	-	-	(542,677)	-	(542,677)
Settlement of subscriptions receivable	-	-	-	19,143	-	-	19,143
Issuance of common shares for cash	2,699,200	27	512,820	-	-	-	512,847
Foreign currency translation adjustment	-	-	-	-	-	(16,521)	(16,521)
December 31, 2015	29,656,130	297	690,589	-	(84,866)	(36,945)	569,075

January 1, 2016	29,656,130	297	690,589	-	(84,866)	(36,945)	569,075
Net income	-	-	-	-	53,889	-	53,889
Foreign currency translation adjustment	-	-	-	-	-	(21,892)	(21,892)
December 31, 2016	29,656,130	297	690,589	-	(30,977)	(58,837)	601,072

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	53,889	(542,677)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation	56,042	52,762
Loss on disposal of plant and equipment	-	1,867
Deferred income taxes	37,682	(9,481)
Changes in operating assets and liabilities
Accounts receivable	(130,871)	287,365
Other receivables, deposit and prepayments	(18,263)	(23,650)
Amounts due from related parties	(12,626)	918,959
Accounts payable	227,718	(119,228)
Other payables and accrued liabilities	(1,328)	(836,880)
Deferred income	209,798	286,814
Amounts due to related parties	(73,591)	(240,477)
Net cash provided by (used in) operating activities	348,450	(224,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(102,129)	(80,972)
Deposit for acquisition	-	(200,000)
Net cash used in investing activities	(102,129)	(280,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issued share capitals	-	512,847
Loan from a director	-	320,513
Repayment of loan from a director	(216,642)	-
Subscription receivable	-	19,143
Net cash (used in) provided by financing activities	(216,642)	852,503

EFFECT OF EXCHANGE RATE ON CASH	(15,967)	(14,287)
INCREASE IN CASH	13,712	332,618
CASH, beginning of year	434,341	101,723
CASH, end of year	448,053	434,341

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	(24,726)	(5,853)
Cash received for interest	239	189
Cash paid for income taxes	(14,756)	(14,782)

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(In U.S. dollars, except for shares and per share data)

Note 1 - Organization and description of business

Value Exchange International, Inc. (“VEII” or the “Company”), formerly known as Sino Payments Inc., was incorporated in the State of Nevada on June 26, 2007. The Company’s principal business is to provide credit and debit card processing services to multinational retailers in Asia and the systems development and information technology business of Value Exchange Int’l (China) Limited (collectively, the “IT Business”).

On January 1, 2014, VEII received 100% of the issued and outstanding shares of in Value Exchange Int’l (China) Limited (“VEI CHN”) in exchange for i) newly issued 12,000,000 shares of VEII’s common stock to the majority stockholder of VEI CHN; and ii) 166,667 shares of our common stock held by VEI CHN to be transferred to the majority stockholder of VEI CHN (“Share Exchange”). This transaction resulted in the owners of VEI CHN obtaining a majority voting interest in VEII. The merger of VEI CHN into VEII, which has nominal net assets, resulted in VEI CHN having control of the combined entities.

For financial reporting purposes, the transaction represents a "reverse merger" rather than a business combination and VEII is deemed to be the accounting acquiree in the transaction. The transaction is being accounted for as a reverse merger and recapitalization. VEII is the legal acquirer but accounting acquiree for financial reporting purposes and VEI CHN is the acquired company but accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the transaction will be those of VEI CHN and will be recorded at the historical cost basis of VEI CHN, and no goodwill will be recognized in this transaction. The consolidated financial statements after completion of the transaction will include the assets and liabilities of VEI CHN and VEII, and the historical operations of VEII and the combined operations of VEI CHN from the initial closing date of the transaction.

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

As of December 31, 2016, all four subsidiaries are wholly owned by the Company.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 - Accounting policies

Basis of presentation and principle of consolidation

The consolidated financial statements include all of the assets, liabilities, revenues, expenses and cash flows of entities in which the Company has a controlling interest (“subsidiaries”). Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) (i.e. VEII) but as a continuation of the financial statements of the legal subsidiary (accounting acquirer) (i.e VEI CHN), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).

The consolidated financial statements include the accounts of Value Exchange International, Inc., and the following subsidiaries:

1

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2016:

	Place of incorporation	Ownership percentage
		2016	2015
Value Exchange International, Inc.	USA	Parent Company	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	100%
Ke Dao Solutions Limited	Hong Kong	100%	100%

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2016 and 2015, there was a $0 and $0 allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

As of December 31, 2016, the Company’s financial instruments consist principally of cash, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2016.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2016 and 2015.

	2016	2015
	US$	US$
NET REVENUES
Service income
- systems development and integration	222,037	242,379
- systems maintenance	3,124,148	2,401,359
- sales of hardware and consumables	653,210	1,093,433
	3,999,395	3,737,171

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the years ended December 31, 2016 and 2015 were approximately $185 and $1,770, respectively.

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the years ended December 31, 2016 and 2015 were insignificant.

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the years ended December 31, 2016 and 2015 were insignificant.

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

Year ended	December 31, 2016	December 31, 2015
RMB : USD exchange rate	7.0191	6.6324
Average period ended
RMB : USD exchange rate	6.6875	6.3421

Year ended	December 31, 2016	December 31, 2015
HKD : USD exchange rate	7.800	7.800
Average period ended
HKD : USD exchange rate	7.800	7.800

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

The FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities.

The new guidance makes targeted improvements to existing U.S. GAAP by:

-

Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

-

Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

-

Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements;

-

Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities;

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

-

Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and

-

Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019.

The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost.

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date:

-

A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

-

A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 (i.e., January 1, 2020, for a calendar year entity), and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all public business entities and all nonpublic business entities upon issuance.

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 3 - Accounts receivable

Accounts receivable as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
	US$	US$
Accounts receivable	451,122	320,251
Allowance for doubtful accounts	-	-
	451,122	320,251

During the years ended December 31, 2016 and 2015, the Company did not have delinquent accounts receivable to write-off.

All of the Company’s customers are located in the PRC and Hong Kong. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Note 4 - Other receivables and prepayments

Other receivables and prepayments as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
	US$	US$
Prepaid expense	37,937	38,272
Rental deposits	45,343	44,263
Others	24,861	7,343
	108,141	89,878

Note 5 – Plant and equipment, net

Plant and equipment consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	US$	US$
Leasehold improvements	45,418	35,042
Computer equipment	199,689	181,070
Computer software	157,976	155,997
Office furniture and equipment	56,339	50,246
Motor Vehicle	51,282	-
Total	510,704	422,355
Less: accumulated depreciation	(332,080)	(283,893)
Plant and equipment, net	178,624	138,462

Depreciation expense for the years ended December 31, 2016 and 2015 amounted to $56,042 and $52,762, respectively.

For the years ended December 31, 2016 and 2015, no interest expense was capitalized into plant and equipment.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 6 – Other payables and accrued liabilities

Other payables and accruals consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	US$	US$
Accrual	337,433	408,491
Accrued redundancy cost	109,857	-
Income taxes payable	937	41,064
	448,227	449,555

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

Note 7 – Deferred income

Deferred income consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	US$	US$
Service fees received in advance	653,686	443,888

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

The Company’s PRC subsidiary in the PRC is subject to PRC Enterprise Income Tax at 25%.

The Income Tax Laws in PRC also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside PRC for distribution of earnings generated after January 1, 2008. Under the Income Tax Laws, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As the Company’s subsidiary located in the PRC that are available for distribution to the Company of approximately $0 at December 31, 2015 are considered to be indefinitely reinvested, and accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company. As of December 31, 2016, the Company’s subsidiary located in the PRC that are available for distribution to the Company of approximately $0.

The Company’s income tax expense consisted of:

	Year ended December 31,
	2016	2015
	US$	US$
Current income tax	(2,478)	15,409
Deferred income tax	37,682	(1,865)
Income tax expense	35,204	13,544

A reconciliation of the income tax expense / (credit) applicable to income before tax using the applicable statutory rates for the jurisdictions in which the Company and its subsidiaries operated to the tax expense / (credit) at the effective tax rates are as follows:

	Year ended December 31,
	2016	2015
	US$	US$
Pre-tax income / (loss)	89,093	(529,133)

U.S. federal corporate income tax rate	34%	34%
P.R.C. corporate income tax rate	25%	25%
Hong Kong corporate income tax rate	16.5%	16.5%

Current tax computed at various jurisdiction rate	(2,478)	15,409
Deferred tax computed at various jurisdiction rate	37,682	(1,865)
Effective income taxes	35,204	13,544

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,
Deferred income tax assets:	2016	2015
	US$	US$
Net operating loss carry forwards	-	34,877
Less: Exchange difference	-	7,434
	-	42,311

	December 31,
Deferred income tax liabilities:	2016	2015
	US$	US$
Depreciation allowances in excess of the related depreciation	-	4,629

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 10 – Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	December 31,
	2016	2015
	US$	US$
Due from related parties
Value Exchange International Limited (i)	582,017	550,531
TAP Services Inc., Philippines (ii)	178,285	197,144
	760,302	747,676

Due to related parties
TAP Technology (HK) Limited (iii)	-	144,873
Mr. Kenneth Tan (iv)	51,282	-
Mr. Edmund Yeung (v)	126,121	332,763
Mr. Matthew Mecke (vi)	2,500	-
Mr. Johan Pehrson (vii)	7,500	-
	187,403	477,636

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Related party transactions:

	Year end December 31,
	2016	2015
	US$	US$
Value Exchange International Limited (i)
Service income	-	836,082
Subcontracting fees	-	(143,852)

Rental expenses paid to TAP Technology (HK) Limited (iii)	-	(10,470)

Interest expenses payable to
Mr. Edmund Yeung (v)	(20,537)	(12,250)

Purchase of a motor vehicle from
Mr. Kenneth Tan (iv)	(51,282)	-

Management fees received from
Value Exchange International Limited (i)	108,495	103,972

(i)

Mr. Kenneth Tan, a director of the Company, is a shareholder and a director of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)

This company is managed by Mr. Benny Lee, a director of the Company’s subsidiary VEI SHG. The balance is unsecured, interest free and repayable on demand.

(iii)

Ms. Bella Tsang, a director of the Company, is a shareholder and a director of TAP Technology (HK) Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(iv)

Mr. Kenneth Tan is a director of the Company. The balance is unsecured, interest free and repayable on demand.

(v)

Mr. Edmund Yeung is a director of the Company. The balance included a loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016 amount to US$116,121 as of December 31, 2016. As of the day of this report, no repayment has been made since December 31, 2016.

The remaining balance is unsecured, interest free and repayable on demand.

(i)

Mr. Matthew Mecke is a director of the Company. The balance is unsecured, interest free and repayable on demand.

(ii)

Mr. Johan Pehrson is a director of the Company. The balance is unsecured, interest free and repayable on demand.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 11 - Commitments

The Company’s contractual obligations primarily consist of operating lease obligations. The following table sets forth a breakdown of the contractual obligations as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Operating lease commitment	US$	US$
Within 1 year	136,882	139,094
2 – 5 years	-	42,295

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

The following individual customer accounted for 10% or more of the Company’s revenues for the years ended December 31, 2016 and 2015:

	2016	2015
Aisino Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd. Company	41.2%	41.6%
Wuhan Watson's Personal Care Stores Co., Limited	22.6%	8.7%
Fujitsu Hong Kong Limited	15%	9.8%
Wincor Nixdorf (Hong Kong) Limited	6%	3.4%
Value Exchange International Limited (Note 10(i))	-	22%

Individual customer accounts receivable that represented 10% or more of total accounts receivable as of December 31, 2016 and 2015 were as follows:

	Percentage of accounts receivable as of December 31,
	2016	2015
Fujitsu Hong Kong Limited	20.2%	33.8%
Wincor Nixdorf (Hong Kong) Limited	27.0%	0.6%
Parkn Shop Hong Kong Limited	22.8%	2.6%
Fujitsu South China Limited	11.2%	-
Aisino Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd. Company	6.6%	15.2%

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 13 - Subsequent events

On January 25, 2017, VEII entered into a Stock Purchase Agreement, dated January 23, 2017, (“Agreement”) with VEI CHN (the “Purchaser”), a wholly owned subsidiary of the Company, AND TapServices, Inc., a corporation organized under the laws of the Republic of the Philippines (the “TSI”) and the sole shareholder of TSI’s issued and outstanding shares of capital stock, who is a resident and citizen of the Philippines (“Seller”). The Agreement was approved by the Board of Directors of the Company and Purchaser at a combined board of directors meeting held on January 23, 2017 in Hong Kong SAR. TSI signed the Agreement on January 23, 2017.

As of 26 January 2017, VEII received written consents from 9 beneficial owners of an aggregate of 16,095,324 shares of Company Common Stock, $0.00001 par value, (“Common Stock”), which shares represent 54.27% of the aggregate voting power of the Common Stock as of a record date of January 23, 2017 and which written consents approved the Agreement. With the receipt of these written consents, the Agreement has been signed by all of the parties to the Agreement and approved by all corporate parties’ board of directors and shareholders.

Under the Agreement, the Purchaser is acquiring 1,250 shares of TSI Common Stock held by the Seller, constituting all of the issued and outstanding shares of TSI Common Stock, for a purchase price of Two Thousand Six Hundred and Thirty-Six United States Dollars (US$2,636.00), and is receiving Eighty Eight Thousand and Forty Four (88,044) shares of TSI Common Stock from TSI for a purchase price of Two Hundred Thousand Dollars and No Cents ($200,000.00).

The purchase price for the 1,250 shares of TSI Common Stock was funded from cash on hand and the purchase price for the Eighty Eight Thousand and Forty Four (88,044) shares of TSI Common Stock was funded by a January 2015 good faith earnest money deposit from the Company.

Upon consummation of the Agreement, TSI will be operated as a wholly owned subsidiary of the Purchaser, which is a wholly owned subsidiary of the Company.