Form 10-Q
period 2017-03-31
Value Exchange International, Inc.
filed 2017-05-12
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

.     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-53537

Value Exchange International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-3767331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7/F., DartonTower
142 WaiYip Street, Kwun Tong
Kowloon, Hong Kong
(Address of principal executive offices) (Zip Code)

(852) 295 04288
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . X .. No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes . X .. No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	. .	Accelerated filer	..
Non-accelerated filer	.. (Do not check if a smaller reporting company)	Smaller reporting company	X .
		Emerging Growth Company	.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .. No  X ..

As of March 31, 2017, there were 29,656,130 shares of common stock issued and outstanding.

FORM 10-Q

Value Exchange International, Inc.

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	154,946	448,053
Accounts receivable, less allowance for doubtful accounts	996,682	451,122
Amounts due from related parties	484,403	760,302
Other receivables and prepayments	146,105	108,141
Inventories	16,881	-
Deposit for acquisition	-	200,000
Total current assets	1,799,017	1,967,618

NON-CURRENT ASSETS
Plant and equipment, net	298,112	178,624
Goodwill	206,812	-
Intangible assets	183,921	-
Total non-current assets	688,845	178,624

Total assets	2,487,862	2,146,242

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	294,605	255,854
Other payables and accrued liabilities	582,760	448,227
Deferred income	306,718	653,686
Amounts due to related parties	184,548	187,403
Current portion of long term bank loan and short term bank loan	14,202	-
Total current liabilities	1,382,833	1,545,170

NON-CURRENT LIABILITIES
Deferred tax liabilities	59,792	-
Long term bank loan	6,994	-
Total non-current liabilities	66,786	1,545,170

Total liabilities	1,449,619	1,545,170

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Retained earnings / (accumulated deficit)	404,640	(30,977)
Accumulated other comprehensive losses	(57,283)	(58,837)
Total shareholders’ equity	1,038,243	601,072

Total liabilities and shareholders’ equity	2,487,862	2,146,242

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income	1,654,562	979,223

COST OF SERVICES
Cost of service income	(962,305)	(775,476)

GROSS PROFIT	692,257	203,747

OPERATING EXPENSES:
General and administrative expenses	(291,722)	(248,864)
Foreign exchange loss	(4,279)	(121)
PROFIT (LOSS) FROM OPERATIONS	396,256	(45,238)

OTHER INCOME (EXPENSES):
Interest income	1,068	58
Interest expense	(4,224)	(9,889)
VAT refund	6,669	16,021
Management fee income	27,932	15,467
Others	2,900	3,063
Total other income (expenses), net	34,345	24,720

PROFIT / (LOSS) BEFORE PROVISION FOR INCOME TAXES	430,601	(20,518)

INCOME TAXES	5,016	-
NET PROFIT / (LOSS)	435,617	(20,518)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	1,554	1,610

COMPREHENSIVE INCOME	437,171	(18,908)
Earnings per share, basic and diluted	0.01	(0.00)

Weighted average number of shares outstanding	29,656,130	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	435,617	(20,518)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	21,892	13,805
Amortization	16,720	-
Interest expenses	2,465	-
Deferred income taxes	(5,016)	-
Loss on disposal of plant and equipment	-	323
Changes in operating assets and liabilities
Accounts receivable	(369,051)	(138,803)
Other receivables and prepayments	(12,046)	(17,764)
Amounts due from related parties	275,899	129,954
Inventories	1,813	-
Accounts payable	24,465	164,776
Other payables and accrued liabilities	(108,843)	(49,714)
Deferred income	(382,048)	(259,031)
Amounts due to related parties	(251,476)	(127,763)
Net cash used in operating activities	(349,609)	(304,735)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(26,932)	(4,991)
Acquisition of a subsidiary	85,788	-
Net cash provided by (used in) investing activities	58,856	(4,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan from a director	-	(38,462)
Repayment of bank loan	(2,599)	-
Net cash used in by financing activities	(2,599)	(38,462)

EFFECT OF EXCHANGE RATE ON CASH	245	(77)
DECREASE IN CASH	(293,107)	(348,265)
CASH, beginning of period	448,053	434,341
CASH, end of period	154,946	86,076

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	(1,759)	(1,274)
Cash received for interest	1,068	58

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Nature of Operations and Continuance of Business

Value Exchange International, Inc. (“VEII” or the “Company” or “we” or “us”) was incorporated in the State of Nevada on June 26, 2007. The Company’s principal business, conducted through its operating subsidiaries, is to provide customer-centric solutions for the retail industry in China, Hong Kong SAR and Philippines. By integrating market-leading Point-of-Sale/Point-of-Interaction (“POS/POI”), Merchandising, Customer Relations Management or “CRM” and related rewards, Locational Based (GPS & Indoor Positioning System (“IPS”)) Marketing, Customer Analytics, Business Intelligence solutions, VEII provides retailers with the capability to offer a consistent shopping experience across all channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. VEII promotes itself as a single IT source for retailers who wanted to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. VEII services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channel. VEII’s retail solutions are installed in an estimated 30%-40% of POS/POI-suitable retailers in Hong Kong and Philippines, processing tens of millions of transactions a year. Company is headquartered in Hong Kong and with offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; Manila, Philippines; and Kuala Lumpur, Malaysia.

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

In January 2017, VEI CHN acquired 100% of the capital stock of TapServices, Inc., a corporation organized under the laws of the Republic of the Philippines (the “TSI”). TSI engages in software development, trading and servicing of computer hardware and software activities in Philippines. TSI is operated as a subsidiary of VEI CHN.

As of March 31, 2017, all five subsidiaries are wholly-owned by the Company or a wholly-owned subsidiary of the Company.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2017:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
Ke Dao Solutions Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%

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

e)

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of March 31, 2017 and December 31, 2016, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f)

Inventories

Inventories are valued at the lower of cost and net realizable value. Cost for inventories is determined using the “first-in, first-out” method.

Management reviews inventories for obsolescence or cost in excess of net realizable value periodically. The obsolescence, if any, is recorded as a provision against the inventory. The cost in excess of market value is written off and recorded as additional cost of sales.

g)

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

h)

Goodwill and intangibles

Intangibles with a definite life, including customer relationships and goodwill were recorded in connection with the acquisition of TSI. Intangible assets are amortized based on their estimated economic lives using the straight-line method with estimated lives as follows:

Estimated Economic Life
Customer relationship	3 years

Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired. Goodwill is not amortized, but is instead tested for impairment annually.

i)

Impairment of long-lived assets

Property, Plant, and Equipment

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Goodwill

The carrying value of goodwill is evaluated annually or more frequently if events or circumstances indicate that an impairment loss may have occurred. Such circumstances could include, but are not limited to, a significant adverse change in business climate, increased competition or other economic conditions. Under FASB Accounting Standard Codification (ASC) Topic 350 “Intangibles - Goodwill and Other”, goodwill is tested at a reporting unit level. The impairment test involves a two-step process. The first step involves comparing the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If this comparison indicates that a reporting unit’s estimated fair value is less than its carrying value, a second step is required. If applicable, the second step requires us to allocate the estimated fair value of the reporting unit to the estimated fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of the goodwill exceeds its fair value, the carrying value is written down by an amount equal to such excess.

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity. Estimating a reporting unit’s discounted cash flows involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margin and selling, general and administrative rates, capital expenditures, cash flows and the selection of an appropriate discount rate. Projected sales, gross margin and selling, general and administrative expense rate assumptions and capital expenditures are based on our annual business plans and other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit directly resulting from the use of its assets in its operations. These estimates are based on the best information available to us as of the date of the impairment assessment.

j)

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

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016.

k)

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

l)

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

m)

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
• systems development and integration	117,944	99,024
• systems maintenance	1,282,735	800,189
• sales of hardware and consumables	253,883	80,010
	1,654,562	979,223

Billings in excess of revenues recognized are recorded as deferred revenue.

n)

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

o)

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the statements of income on a straight-line basis over the lease periods.

p)

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the three months ended March 31, 2017 and 2016 were insignificant.

q)

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the three months ended March 31, 2017 and 2016 were insignificant.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

r)

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the three months ended March 31, 2017 and 2016 were insignificant.

s)

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

Quarter ended	March 31, 2017	March 31, 2016
RMB : USD exchange rate	6.8978	6.5811
average period ended
HKD : USD exchange rate	7.800	7.800
average period ended
PESO : USD exchange rate	49.8403	N/A
average period ended

Quarter ended	March 31, 2017	December 31, 2016
RMB : USD exchange rate	6.9097	7.0191
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	49.8403	N/A

t)

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

u)

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

v)

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

w)

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Accounts receivable

Accounts receivable consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	US$	US$
	(unaudited)
Accounts receivable	1,000,593	451,122
Allowance for doubtful accounts	(3,911)	-
	996,682	451,122

All of the Company’s customers are located in the PRC, Hong Kong and Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.

Other receivables and prepayments

Other receivables and prepayments consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	US$	US$
	(unaudited)
Deposits and prepaid expense	109,455	83,280
Others	36,650	24,861
	146,105	108,141

5.

Plant and equipment, net

Plant and equipment consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	US$	US$
	(unaudited)
Leasehold improvements	56,695	45,418
Office furniture and equipment	75,279	56,339
Computer equipment	234,146	199,689
Computer software	158,385	157,976
Motor Vehicle	122,595	51,282
Building	66,212	-
Total	713,312	422,355
Less: accumulated depreciation	(415,200)	(283,893)
Plant and equipment, net	298,112	138,462

Depreciation expense for the three months period ended March 31, 2017 and 2016 amounted to $21,892 and $13,805, respectively. For the three months period ended March 31, 2017 and 2016, no interest expense was capitalized into plant and equipment.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

Acquisition of a subsidiary

On January 25, 2017, VEII entered into a Stock Purchase Agreement, dated January 23, 2017, (“Agreement”) with VEI CHN (the “Purchaser”), a wholly owned subsidiary of the Company, TSI and the sole shareholder of TSI’s issued and outstanding shares of capital stock, who is a resident and citizen of the Philippines (“Seller”). The Agreement was approved by the Board of Directors of the Company and Purchaser at separate combined board of directors meeting held on January 23, 2017 in Hong Kong SAR. TSI signed the Agreement on January 23, 2017.

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

Under the Agreement, the Purchaser acquired 1,250 shares of TSI Common Stock held by the Seller, constituting all of the issued and outstanding shares of TSI Common Stock, for a purchase price of Two Thousand Six Hundred and Thirty-Six United States Dollars (US$2,636.00), and is receiving Eighty Eight Thousand and Forty Four (88,044) shares of TSI Common Stock from TSI for a purchase price of Two Hundred Thousand Dollars and No Cents ($200,000.00).

The purchase price for the 1,250 shares of TSI Common Stock was funded from cash on hand and the purchase price for the Eighty Eight Thousand and Forty Four (88,044) shares of TSI Common Stock was funded by a January 2015 good faith earnest money deposit from the Company.

Upon consummation of the Agreement, TSI is operated as a wholly owned subsidiary of the Purchaser, which Purchaser is a wholly owned subsidiary of the Company.

7.

Goodwill

Goodwill consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	US$	US$
	(unaudited)
Goodwill arising from acquisition of TSI (Note 6)	206,812	-

8.

Intangible Assets

Intangible Assets consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	US$	US$
	(unaudited)
Customer relationship	200,641	-
Less: accumulated depreciation	(16,720)	-
	183,921	-

Amortization expense for the three months period ended March 31, 2017 and 2016 amounted to $16,720 and nil, respectively. The amortization expense was included in general and administrative expenses.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.

Bank loan

Bank loan and accruals consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	US$	US$
	(unaudited)
Long term bank loan	11,643	-
Less: Current portion of long term bank loan	(4,649)	-
	6,994	-

Short term bank loan	9,553	-
Current portion of long term bank loan	4,649	-
	14,202	-

Secured by property and equipment with net carrying amount of $33,735 (2016: Nil).

10.

Other payables and accrued liabilities

Other payables and accruals consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	US$	US$
	(unaudited)
Accrual	483,159	337,433
Accrued redundancy cost	99,601	109,857
Income taxes payable	-	937
	582,760	448,227

Accrual mainly represents salary payables and fringe and social security accruals. According to the prevailing laws and regulations of the PRC, all eligible employees of the Company’s subsidiary are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The Company’s subsidiaries are required to accrue for these benefits based on certain percentages of the qualified employees’ salaries. The Company’s subsidiary is required to make contributions to the plans out of the amounts accrued.

The Company’s subsidiaries incorporated in Hong Kong manage a defined contribution Mandatory Provident Fund (the “MPF Scheme”) under the Mandatory Provident Fund Schemes Ordinance, for all of its employees in Hong Kong. The Company is required to contribute 5% of the monthly salaries for all Hong Kong based employees to the MPF Scheme up to a maximum statutory limit.

11.

Deferred income

Deferred income consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	US$	US$
	(unaudited)
Service fees received in advance	306,718	653,686

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.

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

13.

Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	March 31, 2017	December 31, 2016
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	484,403	582,017
TAP Services Inc., Philippines (ii)	-	178,285
	484,403	760,302

Due to related parties
Mr. Kenneth Tan (iii)	38,462	51,282
Mr. Edmund Yeung (iv)	131,086	126,121
Mr. Matthew Mecke (v)	5,000	2,500
Mr. Johan Pehrson (vi)	10,000	7,500
	184,548	187,403

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party transactions:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	US$	US$
	(unaudited)	(unaudited)
Interest expenses payable to Mr. Edmund Yeung (iii)	(2,465)	-

Management fees received from
Value Exchange International Limited (i)	27,932	15,467

(i)

Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)

TSI was managed by Mr. Benny Lee, a director of VEI SHG, the Company’s subsidiary in the PRC. The balance is unsecured, interest free and repayable on demand.

TSI is a wholly owned subsidiary of the Company since January 2017 (Note 6).

(iii)

Mr. Edmund Yeung, a director of the Company. The balance included a loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016 amount to US$118,586 as of March 31, 2017. The balance included accrued interest payable to Mr. Edmund Yeung of $2,465 as of March 31, 2017. As of the day of this report, no repayment has been made since March 31, 2017.

The remaining balance is unsecured, interest free and repayable on demand.

(iv)

Mr. Matthew Mecke, a director of the Company. The balance is unsecured, interest free and repayable on demand.

(v)

Mr. Johan Pehrson, a director of the Company. The balance is unsecured, interest free and repayable on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of business development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us and effects as well as our ability to fund, integrate and grow acquired business lines. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the U.S. Securities and Exchange Commission.

Certain Terms

Except as otherwise indicated by the context, references in this report to:

*

“Company,” “we,” “us” and “our” are to the combined business of Value Exchange International, Inc., a Nevada corporation, and its consolidated subsidiaries;

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

CORPORATE OVERVIEW

History of Value Exchange International, Inc.

Organization.

We were incorporated in the State of Nevada on June 26, 2007 under the name “China Soaring Inc.” We changed the Company's name to “Sino Payments, Inc.” on November 26, 2008 and then further changed to the current name as “Value Exchange International, Inc.” on December 5, 2017. Our Common Stock’s trading symbol changed at the same time from “SNPY” to “VEII.”

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

Current Business Focus.

We are a provider of customer-centric solutions for the retail industry in China, Hong Kong SAR and Philippines. We intend to seek expansion of that territory to other parts of Southeast Asia. By integrating market-leading Point-of-Sale/Point-of-Interaction (“POS/POI”), Merchandising, Customer Relations Management or “CRM” and related rewards, Locational Based (GPS & Indoor Positioning System (“IPS”)) Marketing, Customer Analytics, Business Intelligence solutions, we provide retailers with the capability to offer a consistent shopping experience across all channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. We promote ourselves as a single IT source for retailers who wanted to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. Our products and services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channel. Our retail solutions are installed in an estimated 30%-40% of POS/POI-suitable retailers in Hong Kong and Philippines, processing tens of millions of transactions a year. Company is headquartered in Hong Kong and with offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; Manila, Philippines; and Kuala Lumpur, Malaysia.

We intend to seek expansion of that territory to other parts of Southeast Asia by seeking new businesses and by possible acquisitions of existing businesses. Seeking new business will require adequate and affordable funding or working capital and beating competition for the new business. Acquisitions will require finding suitable acquisitions that will agree to terms and conditions acceptable to us. We may be unable to win new business or acquire any new businesses.

With the completion of the Share Exchange, the Company, through its operating subsidiary, is focusing and will focus on its IT Business, and seek to expand its services to commercial customers in PRC and Asia Pacific Region. This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer order in our core markets of Hong Kong SAR and China than the IP Business (as defined below) and presents an industry segment that better suits our current technical capabilities, marketing capabilities and financial resources.

Initial Business Focus.

Our initial intended, primary business was to operate a credit card processing and merchant-acquiring services company that provided credit card clearing services to merchants and financial institutions in PRC. Since inception, we have strived to implement our business plan, including the key step of creating our Global Processing Platform (“SinoPay GPP”). Specifically, the Company’s IP business was to be a provider of Internet Protocol (“IP”) processing services in Asia to bank card-accepting merchants (“IP Business”). We market our services to local merchants with regional retail locations across Asia Pacific as potential customers of their IP and related credit card and debit card processing systems. We offer interoperability through what is envisioned as a highly efficient infrastructure and perceived exceptional knowledge of the IP processing market through our SinoPay GPP platform. The SinoPay GPP system facilitates the processing of all major credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and is intended to be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. VEII intends to deploy the SinoPay GPP platform throughout Asia with a focus on China, Hong Kong, Thailand, Philippines, Malaysia, Korea, and Japan.

As of the date of this report, we still have not implemented any IP Business services to any customer. Our current focus is on growing the IT Business because of our judgment that IT Business presents a more promising segment for growing our revenues and attaining sustained profitability. While we will continue our efforts to sell the IP Business products and services, the IP Business will be more in the order of an optional product and service line, or a lead sales enticement for the IT Business, until we have sufficient funds or revenues to aggressively market and sell IP Business products and services. Since we are focused on the retail sector, the offering of IT Business with an IP Business complementary offering makes sense to us in terms of fully leveraging all of our capabilities. Our hope is that the dual business lines may prove complementary in that each may lead to business opportunities for the other. As of the date of this report, the IT Business and IP Business are presented as separate customer offerings and we have not made any progress in integrating IT Business and IP Business beyond offering them as menu of available services and products. We do not have a set time frame for integration and our efforts may be modified in the future based on then current circumstances. We do not view integration of the IT Business and IP Business as essential to our future operations, but we do view integration as a cost efficiency measure, especially to eliminate any duplicative overhead or lack of focus and consistency in marketing and sales efforts.

Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry. A general trend affecting our IT Business is the trend of increasing competition for skilled labor. With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets. We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong, Philippines and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail. We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2016 or 2017 to date.

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

IT Business is often affected by general economic conditions in our markets and any decline in those conditions could adversely impact our business and financial performance. During periods of economic growth, customers general spend more for IT Business products and services. During periods of economic contraction or uncertainty, such spending generally decreases or is deferred. As such, the prospective business for our IT Business is generally greater during periods of economic growth or stability in Hong Kong or China or Philippines, respectively, and decreases during periods of economic decline or uncertainty in Hong Kong, China or Philippines. In our global economy, and with PRC being still a principal export economy, adverse economic conditions globally or in other regions can adversely impact economic conditions in Hong Kong, Philippines or China. China has experienced a less dynamic growth in gross national product in the past year and this may reduce the willingness of customers to spend on IT Business or IP Business.

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing. We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2016 or fiscal year 2017 to date, but we perceive that the expansion of cloud computing could allow foreign customers to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core markets as well as in the Philippines. We may find it more difficult to compete for IT Business in Hong Kong and China, and perhaps the Philippines, if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems. The growth of cloud computing coupled with IT Business products and services as a ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets as well as the Philippines.

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

In order for us to attain sustained success in the near term, we must continue to maintain and grow our customer base, provide high-quality service and satisfy our existing clients, and take advantage of cross-selling opportunities between the IT Business and IP Business. In the current economic environment, we must provide our customers with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced more demand for our IT Business products and services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins in fiscal year 2017 or over the longer term.

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

b)

Systems development and integration

VEI CHN Group provides value-added software, which integrates with customer owned or licensed software, and ad-hoc software development projects for other business sectors. Besides use of proprietary, custom software code, VEI CHN services may from time to time license standard third party software programs.

Financial Performance Highlights

The following are some financial highlights for the first quarter of 2017:

•

Net revenue: Our net revenues were $1,654,562 for the three months ended March 31, 2017, as compared to $979,223 for the same period in 2016, an increase of $675,339 or 69.0%.

•

Gross profit: Gross profit for the three months ended March 31, 2017 was $692,257 or 41.8% of net revenues, as compared to $203,747 or 20.8% of net revenues for the same period in 2016, an increase of $488,510 or 239.8%.

•

Income from operations: Our income from operations totaled $396,256 for the three months ended March 31, 2017, as compared to loss from operations totaled $45,238 for the same period in 2016, a change of $441,494.

•

Net income: We had a net income of $435,617 for the three months ended March 31, 2017, compared to net loss of $20,518 for the same period in 2016, a change of $456,135.

•

Basic and diluted net income per share was $0.01 for the three months ended March 31, 2017.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2017 and 2016

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three months ended March 31,		Change
	2017	2016
	US$	US$	US$	%

NET REVENUES
Service income	1,654,562	979,223	675,339	69.0%
COST OF SERVICES
Cost of service income	(962,305)	(775,476)	(186,829)	24.1%
GROSS PROFIT	692,257	203,747	488,510	(239.8%)
Operating expenses:
General and administrative expenses	(291,722)	(248,864)	(42,858)	17.2%
Foreign exchange loss	(4,279)	(121)	(4,158)	3436.4%
INCOME (LOSS) FROM OPERATIONS	396,256	(45,238)	441,494	(975.9%)
OTHER INCOME (EXPENSES)	34,345	24,720	9,625	38.9%
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	430,601	(20,518)	451,119	(2198.6%)
INCOME TAXES	(5,016)	-	(5,016)	n/a
NET INCOME (LOSS)	435,617	(20,518)	456,135	(2223.1%)

Net revenues. Net revenues were $1,654,562 for the three months ended March 31, 2017, as compared to $979,223 for the same period in 2016, an increase of $675,339 or 69.0%. This increase was primarily attributable to the increase in our revenue from i) systems maintenance with revenue increasing from $800,189 for the three months ended March 31, 2016 to $1,282,735 for the three months ended March 31, 2017; ii) systems development and integration with revenue increasing from $99,024 for the three months ended March 31, 2016 to $117,944 for the three months ended March 31, 2017; and iii) sales of hardware and consumables with revenue increasing from $80,010 for the three months ended March 31, 2016 to $253,883 for the three months ended March 31, 2017.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $962,305 or 58.2% of net revenues, for the three months ended March 31, 2017, as compared to $775,476 or 79.2% of net revenues, for the same period in 2016, an increase of $186,829 or 24.1%. The increase in cost of services was mainly attributable to the increase in our cost of technical staff and overhead.

Gross profit. Gross profit for the three months ended March 31, 2017 was $692,257 or 41.8% of net revenues, as compared to $203,747 or 20.8% of net revenues, for the same period in 2016, an increase of $488,510 or 239.8%. The increase of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services including labor cost and overhead in the same period of 2016.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $291,722 or 17.6% of net revenues, for the three months ended March 31, 2017, as compared to $248,864 or 25.4% of net revenues, for the same period in 2016, an increase of $42,858 or 17.2%. The primary reason for the increase was attributable to an increase in office rent and professional fee expenses.

Profit from operations. As a result of the above, our profit from operations totaled $396,256 for the three months ended March 31, 2017, as compared to loss from operations totaled $45,238 for the same period in 2016, a change of $441,494.

Income taxes. Income taxes credit increased to $5,016 or 0.3% of net revenues for the three months ended March 31, 2017, as compared to nil for the same period in 2016, an increase of $5,016. The increase was primarily attributable to the movement in deferred tax liabilities for the three months ended March 31, 2017.

Net income. As a result of the foregoing, we had a net income of $435,617 for the three months ended March 31, 2017, compared to a net loss of $20,518 for the same period in 2016, a change of $456,135, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $154,946. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Three Months Ended
	March 31,
	2017	2016
	US$	US$
Net cash used in operating activities	(349,609)	(304,735)
Net cash provided by (used in) investing activities	58,856	(4,991)
Net cash used in financing activities	(2,599)	(38,462)
Effect of exchange rate changes on cash and cash equivalents	245	(77)
Net decrease in cash and cash equivalents	(293,107)	(348,265)
Cash and cash equivalents at the beginning of period	448,053	434,341
Cash and cash equivalents at the end of period	154,946	86,076

Operating Activities

Net cash used in operating activities was $349,609 for the three months ended March 31, 2017, which was an increase of $44,874 or 14.7% from $304,735 for the same period of 2016. The increase in net cash used in operating activities was mainly attributable to the following:

1)

Net income of $435,617 for the three months ended March 31, 2017, compared to net loss of $20,518 for the same period in 2016; and

2)

A change of accounts receivable, accounts payable, amounts due to related parties and deferred income decreased our operating cash balances by $230,248, $140,311, $123,713 and $123,017 respectively; offset by

3)

A change of amounts due from related parties increased our operating cash balances by $145,945.

Investing Activities

Net cash provided by investing activities was $58,856 for the three months ended March 31, 2017, which was a change of $63,847 from net cash used in investing activities $4,991 in the same period in 2016. The change in net cash provided by (used in) investing activities was attributable to cash provided by acquisition of subsidiary $85,788; offset by the purchase of plant and equipment by $26,932, during the three months ended March 31, 2017.

Financing Activities

Net cash used in financing activities was $2,599 for the three months ended March 31, 2017, which was a decrease of $35,863 or 93.2% from $38,462 in the same period in 2016. The decrease in net cash used in financing activities was attributable to the repayment of bank loan by $2,599 during the three months ended March 31, 2017.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2017:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
Ke Dao Solutions Limited	Hong Kong	100%

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
• systems development and integration	117,944	99,024
• systems maintenance	1,282,735	800,189
• sales of hardware and consumables	253,883	80,010
	1,654,562	979,223

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

Quarter ended	March 31, 2017	March 31, 2016
RMB : USD exchange rate	6.8978	6.5811
average period ended
HKD : USD exchange rate	7.800	7.800
average period ended
PESO : USD exchange rate	49.8403	N/A
average period ended

Quarter ended	March 31, 2017	December 31, 2016
RMB : USD exchange rate	6.9097	7.0191
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	49.8403	N/A

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

The active participation of the Audit Committee in the review and improvement in the disclosure controls and procedures was one action taken to endeavor to improve our disclosure controls and procedures. Further, the Company may seek the assistance of outside consultants with experience in internal disclosure controls and disclosures in fiscal year 2017 to enhance disclosure controls and procedures.

Changes in internal control over financial reporting

Management has reinforced proper controls to ensure that all disclosures required were originally addressed in the financial statements, and ensure that all permanent file documents are maintained in a working file which becomes an essential component of the financial closing process.

Controls over proper segregation of functions, duties and responsibilities with respect to our cash and control over the related disbursements have been in place, and additional staff and accounting personnel hired to deal with related administrative and financial matters.

Except as noted herein, there have been no further changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2016, other than Risk Factors set forth in our Information Statement, dated March 20, 2017 and filed with the Commission on March 23, 2017, and concerning the acquisition and integration of TSI.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Stock Purchase Agreement, dated 23 January 2017, by and among Value Exchange International, Inc., Value Exchange International (China) Ltd., TapServices, Inc., and the sole shareholder of TSI. (1)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1) Incorporated by reference to Exhibit One to the Information Statement, dated October 18, 2016, and filed by Value Exchange International, Inc. with the Commission on October 25, 2016.

Interactive data files pursuant to Rule 405 of Regulation S-T. Filed with this Report on Form 10-Q for Value Exchange International, Inc. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

May 12, 2017	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director (Principal Executive Officer)

May 12, 2017	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)