Form 10-Q
period 2017-06-30
Value Exchange International, Inc.
filed 2017-08-14
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]. (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]. No [X]

As of June 30, 2017, there were 29,656,130 shares of common stock issued and outstanding.

Value Exchange International, Inc.

Quarterly Report on Form 10-Q

For the three months ending June 30, 2017

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Consolidated Financial Statements

For the Three Months Ended June 30, 2017 and 2016

\VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	154,097	448,053
Accounts receivable, less allowance for doubtful accounts	779,059	451,122
Amounts due from related parties	455,401	760,302
Other receivables and prepayments	255,197	108,141
Inventories	20,196	-
Deposit for acquisition	-	200,000
Total current assets	1,663,950	1,967,618

NON-CURRENT ASSETS
Plant and equipment, net	308,913	178,624
Goodwill	206,812	-
Intangible assets	167,201	-
Total non-current assets	682,926	178,624

Total assets	2,346,876	2,146,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	365,317	255,854
Other payables and accrued liabilities	528,786	448,227
Deferred income	280,220	653,686
Amounts due to related parties	181,721	187,403
Current portion of long term bank loan and short term bank loan	35,898	-
Total current liabilities	1,391,942	1,545,170

NON-CURRENT LIABILITIES
Deferred tax liabilities	54,776	-
Long term bank loan	16,947	-
Total non-current liabilities	71,723	-

Total liabilities	1,463,665	1,545,170

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Retained earnings / (accumulated deficit)	248,980	(30,977)
Accumulated other comprehensive losses	(56,655)	(58,837)
Total shareholders’ equity	883,211	601,072

Total liabilities and shareholders’ equity	2,346,876	2,146,242

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	US$ (unaudited)	US$ (unaudited)	US$ (unaudited)	US$ (unaudited)

NET REVENUES
Service income	1,429,751	931,632	3,084,313	1,910,855

COST OF SERVICES
Cost of service income	(1,188,072)	(584,279)	(2,150,377)	(1,359,755)

GROSS PROFIT	241,679	347,353	933,936	551,100

OPERATING EXPENSES:
General and administrative expenses	(350,175)	(242,143)	(641,897)	(491,007)
Foreign exchange gain (loss)	1,003	(515)	(3,276)	(636)
INCOME (LOSS) FROM OPERATIONS	(107,493)	104,695	288,763	59,457

OTHER INCOME (EXPENSES):
Interest income	(935)	97	133	155
Interest expense	(3,421)	(6,806)	(7,645)	(16,695)
Redundancy cost	(69,005)	(80,715)	(69,005)	(80,715)
VAT refund	68	38,148	6,737	54,169
Management fee income	19,969	28,967	47,901	44,434
Others	622	1	3,522	3,064
Total other income (expenses), net	(52,702)	(20,308)	(18,357)	4,412

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(160,195)	84,387	270,406	63,869

INCOME TAXES	4,535	-	9,551	-
NET INCOME (LOSS)	(155,660)	84,387	279,957	63,869

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	628	(3,429)	2,182	(1,819)

COMPREHENSIVE INCOME	(155,032)	80,958	282,139	62,050

Net income (loss) per share, basic and diluted	(0.01)	0.00	0.01	0.00

Weighted average number of shares outstanding	29,656,130	29,656,130	29,656,130	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	279,957	63,869
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	48,745	26,992
Amortization	33,440	-
Deferred income taxes	(10,032)	-
Loan interest expenses	5,685	-
Loss on disposal of plant and equipment	-	323

Changes in operating assets and liabilities
Accounts receivable	(151,428)	(72,678)
Other receivables and prepayments	(121,138)	(16,949)
Amounts due from related parties	304,901	131,522
Inventories	(1,502)	-
Accounts payable	95,177	120,929
Other payables and accrued liabilities	(162,817)	6,158
Deferred income	(408,546)	(269,730)
Amounts due to related parties	(256,796)	(115,577)
Net cash used in operating activities	(344,354)	(125,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(74,924)	(14,763)
Acquisition of a subsidiary	85,788	-
Net cash provided by (used in) investing activities	10,864	(14,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Process of bank loan	45,006	-
Repayment of bank loan	(16,683)	-
Repayment of loan from a director	-	(179,487)
Net cash provided by (used in) financing activities	28,323	(179,487)

EFFECT OF EXCHANGE RATE ON CASH	11,211	(17,197)
DECREASE IN CASH	(293,956)	(336,588)
CASH, beginning of period	448,053	434,341
CASH, end of period	154,097	97,753

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	(2,687)	(2,398)
Cash received for interest	133	155

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Continuance of Business

Value Exchange International, Inc. (“VEII” or the “Company” or “we” or “us”) was incorporated in the State of Nevada on June 26, 2007. The Company’s principal business, conducted through its operating subsidiaries, is to provide customer-centric solutions for the retail industry in China, Hong Kong SAR and Philippines. By integrating market-leading Point-of-Sale/Point-of-Interaction (“POS/POI”), Merchandising, Customer Relations Management or “CRM” and related rewards, Locational Based (GPS & Indoor Positioning System (“IPS”)) Marketing, Customer Analytics, Business Intelligence solutions, VEII provides retailers with the capability to offer a consistent shopping experience across all channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. VEII promotes itself as a single information technology or “IT” source for retailers who wanted to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. VEII services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channel. VEII’s retail solutions are installed in an estimated 30%-40% of POS/POI-suitable retailers in Hong Kong and Philippines, processing tens of millions of transactions a year. Company is headquartered in Hong Kong and with offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; Manila, Philippines; and Kuala Lumpur, Malaysia.

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

On May 14, 2013, VEI CHN further established another operating subsidiary, Ke Dao Solutions Limited in Hong Kong which subsequently changed its name to Cumberbuy.com Limited (“CUMBERBUY”) on May 26, 2017. CUMBERBUY conducts consultancy services for IT Services and Solutions activities.

In January 2017, VEI CHN acquired 100% of the capital stock of TapServices, Inc., a corporation organized under the laws of the Republic of the Philippines (the “TSI”). TSI engages in software development, trading and servicing of computer hardware and software activities in Philippines. TSI is operated as a subsidiary of VEI CHN. Prior to and continuing after the acquisition, TSI relied on VEI CHN for provision of IT services.

As of June 30, 2017, all five subsidiaries are wholly-owned by the Company or a wholly-owned subsidiary of the Company.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2017:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
Cumberbuy.com Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%

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

e) Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of June 30, 2017 and December 31, 2016, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

Estimated Useful Life
Leasehold improvements	Lesser of lease term or the estimated useful lives of 5 years
Computer equipment	5 years
Computer software	5 years
Office furniture and equipment	5 years
Motor Vehicle	3 years
Building	5 years

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

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Multiple-deliverable arrangements

The Company derives revenue from fixed-price sale contracts with customers that may provide for the Company to procure hardware and software licenses with varied performance specifications specific to each customer and provide the technical services for systems development and integration of the hardware and software licenses. In instances where the contract price is inclusive of the technical services, the sale contracts include multiple deliverables. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

–The delivered item(s) has value to the customer on a stand-alone basis;

–There is objective and reliable evidence of the fair value of the undelivered item(s); and

–If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

VALUE EXCHANGE INTERNATIONAL, INC.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	20,932	37,722	138,876	136,746
- systems maintenance	1,189,083	744,222	2,471,818	1,544,411
- sales of hardware and consumables	219,736	149,688	473,619	229,698
	1,429,751	931,632	3,084,313	1,910,855

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

p) Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the six months ended June 30, 2017 and 2016 were insignificant.

q) Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the six months ended June 30, 2017 and 2016 were insignificant.

r) Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the six months ended June 30, 2017 and 2014 were insignificant.

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

Quarter ended	June 30, 2017	June 30, 2016
RMB : USD exchange rate	6.8808	6.5801
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	49.8403	N/A
three months average period ended

Quarter ended	June 30, 2017	June 30, 2016
RMB : USD exchange rate	6.8634	6.5791
six months average period ended
HKD : USD exchange rate	7.800	7.800
six months average period ended
PESO : USD exchange rate	49.8403	N/A
six months average period ended

Quarter ended	June 30, 2017	December 31, 2016
RMB : USD exchange rate	6.7670	7.0191
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	49.8403	N/A

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The new guidance makes targeted improvements to existing U.S. GAAP by:

-Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

-Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

-Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements;

-Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities;

-Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and

-Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

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

Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date:

-A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

-A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. Accounts receivable

Accounts receivable consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	US$	US$
	(unaudited)
Accounts receivable	782,970	451,122
Allowance for doubtful accounts	(3,911)	-
	779,059	451,122

All of the Company’s customers are located in the PRC, Hong Kong and Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. Other receivables and prepayments

Other receivables and prepayments consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	US$	US$
	(unaudited)
Deposits and prepaid expense	193,379	83,280
Others	61,818	24,861
	255,197	108,141

5. Plant and equipment, net

Plant and equipment consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	US$	US$
	(unaudited)
Leasehold improvements	57,667	45,418
Office furniture and equipment	77,745	56,339
Computer equipment	236,298	199,689
Computer software	158,935	157,976
Motor Vehicle	155,536	51,282
Building	66,212	-
Total	752,393	510,704
Less: accumulated depreciation	(443,480)	(332,080)
Plant and equipment, net	308,913	178,624

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the six months period ended June 30, 2017 and 2016 amounted to $48,745 and $26,992, respectively. For the six months period ended June 30, 2017 and 2016, no interest expense was capitalized into plant and equipment.

As of June 30, 2017 and December 31, 2016, the Company's motor vehicle was under finance lease arrangement with a net carrying amount $58,375 and nil respectively.

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

The Agreement contained usual and customary indemnification provisions.

7. Goodwill

Goodwill consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	US$	US$
	(unaudited)
Goodwill arising from acquisition of TSI (Note 6)	206,812	-

8. Intangible Assets

Intangible Assets consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	US$	US$
	(unaudited)
Customer relationship	200,641	-
Less: accumulated depreciation	(33,440)	-
	167,201	-

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the three months period ended June 30, 2017 and 2016 amounted to $33,440 and nil, respectively. The amortization expense was included in general and administrative expenses.

9. Bank loan

Bank loan and accruals consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	US$	US$
	(unaudited)
Long term bank loan	45,605	-
Less: Current portion of long term bank loan	(28,649)	-
	16,956	-
Short term bank loan	7,240	-
Current portion of long term bank loan	28,649	-
	35,889	-

As of June 30, 2017 and December 31, 2016, the above bank loan secured by property and equipment with net carrying amount of $58,375 and nil respectively.

10. Other payables and accrued liabilities

Other payables and accruals consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	US$	US$
	(unaudited)
Accrual	366,251	337,433
Accrued redundancy cost	70,168	109,857
Income taxes payable	92,367	937
	528,786	448,227

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

11. Deferred income

Deferred income consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	US$	US$
	(unaudited)
Service fees received in advance	280,220	653,686

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

1.Making up cumulative prior years’ losses, if any;

2.Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the company’s registered capital; and;

3.Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

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

13. Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	June 30, 2017	December 31, 2016
	US$	US$
	(unaudited)

Due from related parties
Value Exchange International Limited (i)	455,401	582,017
TAP Services Inc., Philippines (ii)	-	178,285
	455,401	582,017

Due to related parties
Mr. Kenneth Tan (iii)	25,641	51,282
Mr. Edmund Yeung (iv)	136,080	126,121
Mr. Matthew Mecke (v)	7,500	2,500
Mr. Johan Pehrson (vi)	12,500	7,500
	181,721	187,403

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest expenses payable to Mr. Edmund Yeung (iv)	(2,494)	-	(4,959)	-

Management fees received from
Value Exchange International Limited (i)	19,969	28,967	47,901	44,434

(i)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)TSI was managed by Mr. Benny Lee, a director of VEI SHG, the Company’s subsidiary in the PRC. The balance is unsecured, interest free and repayable on demand.

TSI is a wholly owned subsidiary of the Company since January 2017 (Note 6).

(iii)Mr. Kenneth Tan is a director of the Company. The balance is unsecured, interest free and repayable on demand.

(iv)Mr. Edmund Yeung, a director of the Company. The balance included a loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016 amount to US$ 121,080 as of June 30, 2017. As of the day of this report, no repayment has been made since 30 June 2017.

The remaining balance is unsecured, interest free and repayable on demand.

(v)Mr. Matthew Mecke, a director of the Company. The balance is unsecured, interest free and repayable on demand.

(vi)Mr. Johan Pehrson, a director of the Company. The balance is unsecured, interest free and repayable on demand.

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

Certain Terms

Except as otherwise indicated by the context, references in this report to:

• “Company,” “we,” “us” and “our” are to the combined business of Value Exchange International, Inc., a Nevada corporation, and its consolidated subsidiaries;

• “China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

•“Renminbi” and “RMB” refer to the legal currency of China;

•“U.S. dollars,” “dollars,” “US$” and “$” refer to the legal currency of the United States;

•“SEC” or “Commission” refers to the United States Securities and Exchange Commission;

•“Securities Act” refers to the Securities Act of 1933, as amended; and

•“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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

VEI CHN is an investment holding company with two subsidiaries established in Hong Kong SAR, namely TAP Services (HK) Limited which was incorporated on August 25, 2003 and acquired by VEI CHN on September 25, 2008, and subsequently changed to its current name as Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 13, 2013, and Ke Dao Solutions Limited was incorporated on May 14, 2013, and subsequently changed to its current name as Cumberbuy.com Limited (“CUMBERBUY”) on May 26, 2017. VEI CHN also set up a wholly-owned Foreign Enterprise (WOFE) in Shanghai, PRC, in September 2, 2008 in the name of Value Exchange Int’l (Shanghai) Limited (“VEI SHG”).

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

Financial Performance Highlights

The following are some financial highlights for the second quarter of 2017:

•Net revenue: Our net revenues were $1,429,751 for the three months ended June 30, 2017, as compared to $931,632 for the same period in 2016, an increase of $498,119 or 53.5%.

•Gross profit: Gross profit for the three months ended June 30, 2017 was $241,679 or 16.9% of net revenues, as compared to $347,353 or 37.3% of net revenues, for the same period in 2016, a decrease of $105,674 or 30.4%.

•Income (loss) from operations: Our loss from operations totaled $107,493 for the three months ended June 30, 2017, as compared to income from operations totaled $104,695 for the same period in 2016, a change of $212,188.

•Net income (loss): We had a net loss of $155,660 for the three months ended June 30, 2017, compared to net income of $84,387 for the same period in 2016.

•Basic and diluted net loss per share was $0.01 for the three months ended June 30, 2017.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2017 and 2016

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	1,429,751	100%	931,632	100%
COST OF SERVICES
Cost of service income	(1,188,072)	(83.1%)	(584,279)	(62.7%)
GROSS PROFIT	241,679	16.9%	347,353	37.3%
Operating expenses:
General and administrative expenses	(350,175)	(24.5%)	(242,143)	(26.0%)
Foreign exchange gain (loss)	1,003	0.1%	(515)	(0.1%)
(LOSS) INCOME FROM OPERATIONS	(107,493)	(7.5%)	104,695	11.2%
OTHER INCOME (EXPENSES)	(52,702)	(3.7%)	(20,308)	(2.1%)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(160,195)	(11.2%)	84,387	9.1%
INCOME TAXES CREDIT	4,535	0.3%	-	-
NET (LOSS) INCOME	(155,660)	(10.9%)	84,387	9.1%

Net revenues. Net revenues were $1,429,751 for the three months ended June 30, 2017, as compared to $931,632 for the same period in 2016, an increase of $498,119 or 53.5%. This increase was primarily attributable to the increase in our revenue from i) systems maintenance with revenues increasing from $744,222 for the three months ended June 30, 2016 to $1,189,083 for the three months ended June 30, 2017; ii) sales of hardware and consumables with revenue increasing from $149,688 for the three months ended June 30, 2016 to $219,736 for the three months ended June 30, 2017; and offset by a decrease in our revenue from our sales of systems development and integration with revenues decreasing from $37,722 for the three months ended June 30, 2016 to $20,932 for the three months ended June 30, 2017.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services decreased to $1,188,072 or 83.1% of net revenues, for the three months ended June 30, 2017, as compared to $584,279 or 62.7% of net revenues, for the same period in 2016, a decrease of $603,793 or 103.3%. The increase in cost of services was mainly attributable to the increase in contracting fees to suppliers, and our cost of technical staff and overhead.

Gross profit. Gross profit for the three months ended June 30, 2017 was $241,679 or 16.9% of net revenues, as compared to $347,353 or 37.3% of net revenues, for the same period in 2016, a decrease of $105,674 or 30.4%. The decrease of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services in this period, as compared with the same period of 2016.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $350,175 or 24.5% of net revenues, for the three months ended June 30, 2017, as compared to $242,143 or 26.0% of net revenues, for the same period in 2016, an increase of $108,032 or 44.6%. The reasons for the increase was attributable to the increase in staff cost, rental expenses, professional fees and other administrative cost.

Income (loss) from operations. As a result of the above, our loss from operations totaled $107,493 for the three months ended June 30, 2017, as compared to income from operations totaled $104,695 for the same period in 2016, a change of $212,188.

Income taxes credit. Income taxes credit totaled $4,535 during the three months ended June 30, 2017, as compared to nil for the same period in 2016, a change of $4,535.

Net income (loss). As a result of the foregoing, we had a net loss of $155,660 for the three months ended June 30, 2017, compared to net income of $84,387 for the same period in 2016, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2017 and 2016

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	3,084,313	100%	1,910,855	100%
COST OF SERVICES
Cost of service income	(2,150,377)	(69.7%)	(1,359,755)	(71.2%)
GROSS PROFIT	933,936	30.3%	551,100	28.8%
Operating expenses:
General and administrative expenses	(641,897)	(20.8%)	(491,007)	(25.7%)
Foreign exchange loss	(3,276)	(0.1%)	(636)	(0.0%)
INCOME FROM OPERATIONS	288,763	9.4%	59,457	3.1%
OTHER INCOME (EXPENSES)	(18,357)	(0.6%)	4,412	0.2%
INCOME BEFORE PROVISION FOR INCOME TAXES	270,406	8.8%	63,869	3.3%
INCOME TAXES CREDIT	9,551	0.3%	-	-
NET INCOME	279,957	9.1%	63,869	3.3%

Net revenues. Net revenues were $3,084,313 for the six months ended June 30, 2017, as compared to $1,910,855 for the same period in 2016, an increase of $1,173,458 or 61.4%. This increase was primarily attributable to the increase in our revenues from i) systems maintenance with revenues increasing from $1,544,411 for the six months ended June 30, 2016 to $2,471,818 for the six months ended June 30, 2017; ii) systems development and integration with revenues increasing from $136,746 for the six months ended June 30, 2016 to $138,876 for the six months ended June 30, 2017; and iii) sales of hardware and consumables with revenue increasing from $229,698 for the six months ended June 30, 2016 to $473,619 for the six months ended June 30, 2017.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $2,150,377 or 69.7% of net revenues, for the six months ended June 30, 2017, as compared to $1,359,755 or 71.2% of net revenues, for the same period in 2016, an increase of $790,622 or 58.1%. The increase in cost of services was mainly attributable to the increase in contracting fees to suppliers, and our cost of technical staff and overhead.

Gross profit. Gross profit for the six months ended June 30, 2017 was $933,936 or 30.3% of net revenues, as compared to $551,100 or 28.8% of net revenues, for the same period in 2016, an increase of $382,836 or 69.5%. The increase of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services in this period, as compared with the same period of 2016.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $641,897 or 20.8% of net revenues, for the six months ended June 30, 2017, as compared to $491,007 or 25.7% of net revenues, for the same period in 2016, an increase of $150,890 or 30.7%. The primary reason for the increase was attributable to the increase in rental expenses, professional fees, depreciation charge and other administrative cost.

Income from operations. As a result of the above, our income from operations totaled $288,763 for the six months ended June 30, 2017, as compared to $59,457 for the same period in 2016, a change of $229,306.

Income tax credit. Income taxes credit totaled $9,551 during the six months ended June 30, 2017, as compared to nil for the same period in 2016, a change of $9,551.

Net income. As a result of the foregoing, we had a net income of $279,957 for the six months ended June 30, 2017, compared to $63,869 for the same period in 2016, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $154,097. The following table provides detailed information about our net cash flow for all financial periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Six Months Ended
	June 30,
	2017	2016
	US$	US$
Net cash used in operating activities	(344,354)	(125,141)
Net cash used in (provided by) investing activities	10,864	(14,763)
Net cash provided by (used in) financing activities	28,323	(179,487)
Effect of exchange rate changes on cash and cash equivalents	11,211	(17,197)
Net decrease in cash and cash equivalents	(293,956)	(336,588)
Cash and cash equivalents at the beginning of period	448,053	434,341
Cash and cash equivalents at the end of period	154,097	97,753

Operating Activities

Net cash used in operating activities was $344,354 for the six months ended June 30, 2017, which was an increase of $219,213 or 175% from $125,141 for the same period of 2016. The increase in net cash used in operating activities was mainly attributable to the following:

1)A change of i) other receivables, deposit and prepayments, ii) other payables and accrued liabilities, iii) deferred income, and iv) amounts due to related parties decreased our operating cash balances by $104,189, $168,975, $138,816 and $141,219 respectively; offset by

2)Net income of $279,957 for the six months ended June 30, 2017, compared to $63,869 for the same period in 2016; and

3)A change of amounts due from related parties increased our operating cash balances by $173,379.

Investing Activities

Net cash provided by investing activities was $10,864 for the six months ended June 30, 2017, which was a change of $25,627 from net cash used in investing activities of $14,763 in the same period in 2016. The change in net cash provided by (used in) investing activities was attributable to cash provided by acquisition of subsidiary $85,788; offset by the purchase of plant and equipment by $74,924, during the six months ended June 30, 2017.

Financing Activities

Net cash provided by financing activities was $28,323 for the six months ended June 30, 2017, which was a change of $207,810 from net cash used in financing activities of $179,487 in the same period in 2016. The change in net cash provided by (used in) financing activities was attributable to cash provided by process of bank loan by $45,006; offset by the repayment of bank loan by $16,683 during the six months ended June 30, 2017.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2017:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
Cumberbuy.com Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%

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

Estimated Useful Life
Leasehold improvements	Lesser of lease term or the estimated useful lives of 5 years
Computer equipment	5 years
Computer software	5 years
Office furniture and equipment	5 years
Motor Vehicle	3 years
Building	5 years

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

Multiple-deliverable arrangements

The Company derives revenue from fixed-price sale contracts with customers that may provide for the Company to procure hardware and software licenses with varied performance specifications specific to each customer and provide the technical services for systems development and integration of the hardware and software licenses. In instances where the contract price is inclusive of the technical services, the sale contracts include multiple deliverables. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

–The delivered item(s) has value to the customer on a stand-alone basis;

–There is objective and reliable evidence of the fair value of the undelivered item(s); and

–If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

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

Indemnifications – In the normal course of business, Company may periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, Company does not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows.

Revenues of maintenance services are recognized when the services are performed in accordance with the contract term.

Revenues of sale of software, if not bundled with other arrangements, are recognized when shipped and customer acceptance obtained, if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	20,932	37,722	138,876	136,746
- systems maintenance	1,189,083	744,222	2,471,818	1,544,411
- sales of hardware and consumables	219,736	149,688	473,619	229,698
	1,429,751	931,632	3,084,313	1,910,855

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

Quarter ended	June 30, 2017	June 30, 2016
RMB : USD exchange rate	6.8808	6.5801
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	49.8403	N/A
three months average period ended

Quarter ended	June 30, 2017	June 30, 2016
RMB : USD exchange rate	6.8634	6.5791
six months average period ended
HKD : USD exchange rate	7.800	7.800
six months average period ended
PESO : USD exchange rate	49.8403	N/A
six months average period ended

Quarter ended	June 30, 2017	December 31, 2016
RMB : USD exchange rate	6.7670	7.0191
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	49.8403	N/A

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

The active participation of the Audit Committee in the review and improvement in the disclosure controls and procedures was one action taken to endeavor to maintain or improve our disclosure controls and procedures. Further, the Company may seek the assistance of outside consultants with experience in internal disclosure controls and disclosures in fiscal year 2017 to enhance disclosure controls and procedures.

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

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2016, other than Risk Factors set forth in our Information Statement, dated March 20, 2017 and filed with the Commission on March 23, 2017, and concerning the acquisition and integration of TSI. Acquisition of TSI expands Company’s operations to Philippines and creates risk factors inherent in expansion of business to new nation-states (as more fully described in the Information Statement) and conducting business in more than one nation-state.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Company has no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Stock Purchase Agreement, dated 23 January 2017, by and among Value Exchange International, Inc., Value Exchange International (China) Ltd., TapServices, Inc., and the sole shareholder of TSI. (1)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1) Incorporated by reference to Exhibit One to the Information Statement, dated March 20, 2017, and filed by Value Exchange International, Inc. with the Commission on March 23, 2017.

* 101. Interactive data files pursuant to Rule 405 of Regulation S-T. Filed with this Report on Form 10-Q for Value Exchange International, Inc. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

August 14, 2017	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director (Principal Executive Officer)

August 14, 2017	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)