Form 10-Q
period 2017-09-30
Value Exchange International, Inc.
filed 2017-11-09
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of September 30, 2017, there were 29,656,130 shares of common stock issued and outstanding.

Value Exchange International, Inc.

Quarterly Report on Form 10-Q

For the three months ending September 30, 2017

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Consolidated Financial Statements

For the Three Months Ended September 30, 2017 and 2016

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	US$	US$
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash	68,914	448,053
Accounts receivable, less allowance for doubtful accounts	1,142,391	451,122
Amounts due from related parties	534,077	760,302
Other receivables and prepayments	285,188	108,141
Inventories	22,678	-
Deposit for acquisition	-	200,000
Total current assets	2,053,248	1,967,618

NON-CURRENT ASSETS
Plant and equipment, net	288,757	178,624
Goodwill	206,812	-
Intangible assets	150,481	-
Total non-current assets	646,050	178,624

Total assets	2,699,298	2,146,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	499,985	255,854
Other payables and accrued liabilities	551,251	448,227
Deferred income	501,557	653,686
Amounts due to related parties	177,831	187,403
Current portion of long term bank loan and short term bank loan	33,890	-
Total current liabilities	1,764,514	1,545,170

NON-CURRENT LIABILITIES
Deferred tax liabilities	48,155	-
Long term bank loan	9,488	-
Total non-current liabilities	57,643	-

Total liabilities	1,822,157	1,545,170

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Retained earnings / (accumulated deficit)	242,977	(30,977)
Accumulated other comprehensive losses	(56,722)	(58,837)
Total shareholders’ equity	877,141	601,072

Total liabilities and shareholders’ equity	2,699,298	2,146,242

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income	1,563,652	942,693	4,647,965	2,853,548

COST OF SERVICES
Cost of service income	(1,260,618)	(720,358)	(3,410,995)	(2,080,113)

GROSS PROFIT	303,034	222,335	1,236,970	773,435

OPERATING EXPENSES:
General and administrative expenses	(320,688)	(233,767)	(962,585)	(724,774)
Foreign exchange gain (loss)	119	(1,327)	(3,157)	(1,963)
(LOSS) INCOME FROM OPERATIONS	(17,535)	(12,759)	271,228	46,698

OTHER INCOME (EXPENSES):
Interest income	62	46	195	201
Interest expense	(12,473)	(4,062)	(20,118)	(20,757)
Redundancy cost	(804)	(64,926)	(69,809)	(145,641)
VAT refund	3,754	9,209	10,491	63,378
Management fee income	11,158	39,344	59,059	83,778
Others	3,219	(21)	6,741	3,043
Total other income (expenses), net	4,916	(20,410)	(13,441)	(15,998)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(12,619)	(33,169)	257,787	30,700

INCOME TAXES	6,616	2,478	16,167	2,478
NET (LOSS) INCOME	(6,003)	(30,691)	273,954	33,178

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(67)	(808)	2,115	(2,627)

COMPREHENSIVE INCOME	(6,070)	(31,499)	276,069	30,551

Net (loss) income per share, basic and diluted	(0.00)	(0.00)	0.01	0.00

Weighted average number of shares outstanding	29,656,130	29,656,130	29,656,130	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	273,954	33,178
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	80,726	41,513
Amortization	50,160	-
Deferred income taxes	(16,653)	-
Loan interest expenses	20,118	-
Loss on disposal of plant and equipment	12,019	323

Changes in operating assets and liabilities
Accounts receivable	(514,760)	(42,863)
Other receivables and prepayments	(151,129)	(4,071)
Amounts due from related parties	226,225	126,154
Inventories	(3,984)	-
Accounts payable	229,845	125,990
Other payables and accrued liabilities	(140,352)	92,394
Deferred income	(187,209)	(358,483)
Amounts due to related parties	(263,207)	(112,116)
Net cash used in operating activities	(384,247)	(97,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(84,527)	(37,035)
Acquisition of a subsidiary	85,788	-
Net cash provided by (used in) investing activities	1,261	(37,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Process of bank loan	45,006	-
Repayment of bank loan	(38,062)	-
Repayment of loan from a director	-	(217,949)
Net cash provided by (used in) financing activities	6,944	(217,949)

EFFECT OF EXCHANGE RATE ON CASH	(3,097)	(723)
DECREASE IN CASH	(379,139)	(353,688)
CASH, beginning of period	448,053	434,341
CASH, end of period	68,914	80,653

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	(12,639)	(20,757)
Cash received for interest	195	201
Cash paid for income taxes	487	-

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Operations and Continuance of Business

Value Exchange International, Inc. (“VEII” or the “Company” “our,” ~~or~~ “we,” or “us”) was incorporated in the State of Nevada on June 26, 2007. The Company’s principal business, conducted through its operating subsidiaries, is to provide customer-centric hardware and software system solutions for the retail industry in China, Hong Kong SAR and Philippines. By integrating market-leading Point-of-Sale/Point-of-Interaction (“POS/POI”), Merchandising, Customer Relations Management or “CRM” and related rewards, Locational Based (GPS & Indoor Positioning System (“IPS”)) Marketing, Customer Analytics, and Business Intelligence computer software and hardware solutions, VEII provides retailers with the capability to offer a consistent shopping experience across all channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. VEII promotes itself as a single information technology or “IT” source for retailers who wanted to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. VEII uses proprietary and third party solutions. VEII services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channel. VEII’s retail solutions are installed in an estimated 30%-40% of POS/POI-suitable retailers in Hong Kong and Philippines, processing tens of millions of transactions a year. Company is headquartered in Hong Kong and with offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; Manila, Philippines; and Kuala Lumpur, Malaysia. “IT Business” refers to the above business and related consulting work, hardware sales, installation and maintenance and software development and maintenance.

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

As of September 30, 2017, all five subsidiaries are wholly-owned by the Company or a wholly-owned subsidiary of the Company.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2017:

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

e) Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of September 30, 2017 and December 31, 2016, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

f) Inventories

Inventories are valued at the lower of cost and net realizable value. Cost for inventories is determined using the “first-in, first-out” method.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine-month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income	63,788	23,211	202,664	159,957
- systems development and integration	1,046,220	764,796	3,518,038	2,309,207
- systems maintenance	453,644	154,686	927,263	384,384
- sales of hardware and consumables	1,563,652	942,693	4,647,965	2,853,548

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

p) Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the nine months ended September 30, 2017 and 2016 were insignificant.

q) Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the nine months ended September 30, 2017 and 2016 were insignificant.

r) Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the nine months ended September 30, 2017 and 2014 were insignificant.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Quarter ended	September 30, 2017	September 30, 2016
RMB : USD exchange rate	6.6577	6.7120
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	49.8403	N/A
three months average period ended

Quarter ended	September 30, 2017	September 30, 2016
RMB : USD exchange rate	6.8013	6.6249
nine months average period ended
HKD : USD exchange rate	7.800	7.800
nine months average period ended
PESO : USD exchange rate	49.8403	N/A
nine months average period ended

Quarter ended	September 30, 2017	December 31, 2016
RMB : USD exchange rate	6.6352	7.0191
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	49.8403	N/A

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3.Accounts receivable

Accounts receivable consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	US$	US$
	(unaudited)	(audited)
Accounts receivable	1,146,302	451,122
Allowance for doubtful accounts	(3,911)	-
	1,142,391	451,122

All of the Company’s customers are located in the PRC, Hong Kong and Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.Other receivables and prepayments

Other receivables and prepayments consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	US$	US$
	(unaudited)	(audited)
Deposits and prepaid expense	125,419	83,280
Others	159,769	24,861
	285,188	108,141

5.Plant and equipment, net

Plant and equipment consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	US$	US$
	(unaudited)	(audited)
Leasehold improvements	58,603	45,418
Office furniture and equipment	78,624	56,339
Computer equipment	245,191	199,689
Computer software	161,591	157,976
Motor Vehicle	155,536	51,282
Building	66,212	-
Total	765,757	510,704
Less: accumulated depreciation	(477,000)	(332,080)
Plant and equipment, net	288,757	178,624

Depreciation expense for the nine months period ended September 30, 2017 and 2016 amounted to $80,726 and $41,513, respectively. For the nine months period ended September 30, 2017 and 2016, no interest expense was capitalized into plant and equipment.

As of September 30, 2017 and December 31, 2016, the Company's motor vehicle was under finance lease arrangement with a net carrying amount $51,944 and nil respectively.

6.Acquisition of a subsidiary

On January 25, 2017, VEII entered into a Stock Purchase Agreement, dated January 23, 2017, (“Agreement”) with VEI CHN (the “Purchaser”), a wholly owned subsidiary of the Company, TSI and the sole shareholder of TSI’s issued and outstanding shares of capital stock, who is a resident and citizen of the Philippines (“Seller”). The Agreement was approved by the Board of Directors of the Company and Purchaser at separate board of directors meetings held on January 23, 2017 in Hong Kong SAR. TSI signed the Agreement on January 23, 2017.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Agreement contained usual and customary indemnification provisions.

7.Goodwill

Goodwill consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	US$	US$
	(unaudited)	(audited)
Goodwill arising from acquisition of TSI (Note 6)	206,812	-

8.Intangible Assets

Intangible Assets consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	US$	US$
	(unaudited)	(audited)
Customer relationship	200,641	-
Less: accumulated amortization	(50,160)	-
	150,481	-

Amortization expense for the three months period ended September 30, 2017 and 2016 amounted to $50,160 and nil, respectively. The amortization expense was included in general and administrative expenses.

9.Bank loan

Bank loan and accruals consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	US$	US$
	(unaudited)	(audited)
Long term bank loan	38,501	-
Less: Current portion of long term bank loan	(29,013)	-
	9,488	-

Short term bank loan	4,877	-
Current portion of long term bank loan	29,013	-
	33,890	-

As of September 30, 2017 and December 31, 2016, the above bank loan secured by property and equipment with net carrying amount of $51,944 and nil respectively.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.Other payables and accrued liabilities

Other payables and accruals consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	US$	US$
	(unaudited)	(audited)
Accrual	401,233	337,433
Accrued redundancy cost	71,562	109,857
Income taxes payable	78,456	937
	551,251	448,227

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

11.Deferred income

Deferred income consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	US$	US$
	(unaudited)	(audited)
Service fees received in advance	501,557	653,686

12.Statutory reserves

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	September 30, 2017	December 31, 2016
	US$	US$
	(unaudited)	(audited)

Due from related parties
Value Exchange International Limited (i)	534,077	582,017
TAP Services Inc., Philippines (ii)	-	178,285
	534,077	582,017

Due to related parties
Mr. Kenneth Tan (iii)	19,231	51,282
Mr. Edmund Yeung (iv)	138,600	126,121
Mr. Matthew Mecke (v)	7,500	2,500
Mr. Johan Pehrson (vi)	12,500	7,500
	177,831	187,403

Related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest expenses payable to Mr. Edmund Yeung (iv)	(2,520)	(3,461)	(7,479)	(17,758)

Management fees received from
Value Exchange International Limited (i)	11,158	39,344	59,059	83,778

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

(iv)Mr. Edmund Yeung, a director of the Company. The balance included a loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016 amount to US$123,600 as of September 30, 2017. As of the day of this report, no repayment has been made since 30 September 2017.

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

Current Business Focus.

We are a provider of customer-centric hardware and software systems solutions for the retail industry in China, Hong Kong SAR and Philippines. We intend to seek expansion of that territory to other parts of Southeast Asia. By integrating market-leading Point-of-Sale/Point-of-Interaction (“POS/POI”), Merchandising, Customer Relations Management or “CRM” and related rewards, Locational Based (GPS & Indoor Positioning System (“IPS”)) Marketing, Customer Analytics, Business Intelligence solutions, we provide retailers with the capability to offer a consistent shopping experience across all channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. We promote ourselves as a single IT source for retailers who wanted to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. Our products and services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channel. Our retail solutions are installed in an estimated 20%-30% of POS/POI-suitable retailers in Hong Kong and Philippines, processing tens of millions of transactions a year. Company is headquartered in Hong Kong and with offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; and Manila, Philippines.

We intend to seek expansion of that territory to other parts of Southeast Asia by seeking new businesses and by possible acquisitions of existing businesses. Seeking new business will require adequate and affordable funding or working capital and beating competition for the new business. Acquisitions will require finding suitable acquisitions that will agree to terms and conditions acceptable to us. We may be unable to launch new business or acquire any new businesses.

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

The increasing need for cybersecurity products and technologies may be a future weakness of our business plan. We do not have a current cybersecurity product and service business line beyond consultants engaged to provide cybersecurity services. Cybersecurity companies may have an advantage over our business model in the future in that cybersecurity companies could leverage their cybersecurity offerings to also sell IT Business services and products that compete with our IT Business products and services.

History of Value Exchange Int’l (China) Limited

VEI CHN was first established on November 16, 2001 in Hong Kong SAR as a limited company under Hong Kong SAR laws and under the name of “Triversity Hong Kong Limited” and subsequently changed its name to “Triversity (Asia Pacific) Limited” on April 24, 2002 and then further changed its name to “TAP Investments Group Limited” on November 16, 2007. TAP Investments Group Limited changed to its current name as “Value Exchange Int’l (China) Limited” on May 13, 2013.

VEI CHN is an investment holding company (as defined under laws of Hong Kong SAR) with two subsidiaries established in Hong Kong SAR, namely TAP Services (HK) Limited which was incorporated on August 25, 2003 and acquired by VEI CHN on September 25, 2008, and subsequently changed to its current name as Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 13, 2013, and Ke Dao Solutions Limited was incorporated on May 14, 2013, and subsequently changed to its current name as Cumberbuy.com Limited (“CUMBERBUY”) on May 26, 2017. VEI CHN also set up a wholly-owned Foreign Enterprise (WOFE) in Shanghai, PRC, in September 2, 2008 in the name of Value Exchange Int’l (Shanghai) Limited (“VEI SHG”).

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

a)Systems maintenance and related service

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

b)Systems development and integration

VEI CHN Group provides value-added software, which integrates with customer owned or licensed software, and ad-hoc software development projects for other business sectors. Besides use of proprietary, custom software code, VEI CHN services may from time to time license standard third party software programs.

Financial Performance Highlights

The following are some financial highlights for the third quarter of 2017:

•Net revenue: Our net revenues were $1,563,652 for the three months ended September 30, 2017, as compared to $942,693 for the same period in 2016, an increase of $620,959 or 65.9%.

•Gross profit: Gross profit for the three months ended September 30, 2017 was $303,034 or 19.4% of net revenues, as compared to $222,335 or 23.6% of net revenues, for the same period in 2016, an increase of $80,699 or 36.3%.

•Loss from operations: Our loss from operations totaled $17,535 for the three months ended September 30, 2017, as compared to loss from operations totaled $12,759 for the same period in 2016, a decrease of $4,776 or 37.4%.

•Net loss: We had a net loss of $6,003 for the three months ended September 30, 2017, compared to net loss of $30,691 for the same period in 2016.

•Basic and diluted net loss per share was $0.00 for the three months ended September 30, 2017.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2017 and 2016

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	1,563,652	100%	942,693	100%
COST OF SERVICES
Cost of service income	(1,260,618)	(80.6%)	(720,358)	(76.4%)
GROSS PROFIT	303,034	19.4%	222,335	23.6%
Operating expenses:
General and administrative expenses	(320,688)	(20.5%)	(233,767)	(24.8%)
Foreign exchange gain (loss)	119	0.0%	(1,327)	(0.1%)
(LOSS) INCOME FROM OPERATIONS	(17,535)	(1.1%)	(12,759)	(1.3%)
OTHER INCOME (EXPENSES)	4,916	0.3%	(20,410)	(2.2%)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(12,619)	(0.8%)	(33,169)	(3.5%)
INCOME TAXES CREDIT	6,616	0.4%	2,478	0.2%
NET (LOSS) INCOME	(6,003)	(0.4%)	(30,691)	3.3%

Net revenues. Net revenues were $1,563,652 for the three months ended September 30, 2017, as compared to $942,693 for the same period in 2016, an increase of $620,959 or 65.9%. This increase was primarily attributable to the increase in our revenue from i) systems maintenance with revenues increasing from $764,796 for the three months ended September 30, 2016 to $1,046,220 for the three months ended September 30, 2017; ii) sales of hardware and consumables with revenue increasing from $154,686 for the three months ended September 30, 2016 to $453,644 for the three months ended September 30, 2017; and iii) sales of systems development and integration with revenues increasing from $23,211 for the three months ended September 30, 2016 to $63,788 for the three months ended September 30, 2017.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services decreased to $1,260,618 or 80.6% of net revenues, for the three months ended September 30, 2017, as compared to $720,358 or 76.4% of net revenues, for the same period in 2016, an increase of $540,260 or 75.0%. The increase in cost of services was mainly attributable to the increase in contracting fees to suppliers, and our cost of technical staff.

Gross profit. Gross profit for the three months ended September 30, 2017 was $303,034 or 19.4% of net revenues, as compared to $222,335 or 23.6% of net revenues, for the same period in 2016, an increase of $80,699 or 36.3%. The increase of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services in this period, as compared with the same period of 2016.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $320,688 or 20.5% of net revenues, for the three months ended September 30, 2017, as compared to $233,767 or 24.8% of net revenues, for the same period in 2016, an increase of $86,921 or 37.2%. The reasons for the increase was attributable to the increase in staff cost, rental expenses, professional fees, depreciation and amortization, and other administrative cost.

Loss from operations. As a result of the above, our loss from operations totaled $17,535 for the three months ended September 30, 2017, as compared to $12,759 for the same period in 2016, an increase of $4,776 or 37.4%.

Income taxes credit. Income taxes credit totaled $6,616 during the three months ended September 30, 2017, as compared to $2,478 for the same period in 2016, an increase of $4,138 or 167.0%.

Net loss. As a result of the foregoing, we had a net loss of $6,003 for the three months ended September 30, 2017, compared to $30,691 for the same period in 2016, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2017 and 2016

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	4,647,965	100%	2,853,548	100%
COST OF SERVICES
Cost of service income	(3,410,995)	(73.4%)	(2,080,113)	(72.9%)
GROSS PROFIT	1,236,970	26.6%	773,435	27.1%
Operating expenses:
General and administrative expenses	(962,585)	(20.7%)	(724,774)	(25.4%)
Foreign exchange loss	(3,157)	(0.1%)	(1,963)	(0.1%)
INCOME FROM OPERATIONS	271,228	5.8%	46,698	1.6%
OTHER INCOME (EXPENSES)	(13,441)	(0.3%)	(15,998)	(0.5%)
INCOME BEFORE PROVISION FOR INCOME TAXES	257,787	5.5%	30,700	1.1%
INCOME TAXES CREDIT	16,167	0.4%	2,478	0.1%
NET INCOME	273,954	5.9%	33,178	1.2%

Net revenues. Net revenues were $4,647,965 for the nine months ended September 30, 2017, as compared to $2,853,548 for the same period in 2016, an increase of $1,794,417 or 62.9%. This increase was primarily attributable to the increase in our revenues from i) systems maintenance with revenues increasing from $2,309,207 for the nine months ended September 30, 2016 to $3,518,038 for the nine months ended September 30, 2017; ii) systems development and integration with revenues increasing from $159,957 for the nine months ended September 30, 2016 to $202,664 for the nine months ended September 30, 2017; and iii) sales of hardware and consumables with revenue increasing from $384,384 for the nine months ended September 30, 2016 to $927,263 for the nine months ended September 30, 2017.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $3,410,995 or 73.4% of net revenues, for the nine months ended September 30, 2017, as compared to $2,080,113 or 72.9% of net revenues, for the same period in 2016, an increase of $1,330,882 or 64.0%. The increase in cost of services was mainly attributable to the increase in contracting fees to suppliers, and our cost of technical staff.

Gross profit. Gross profit for the nine months ended September 30, 2017 was $1,236,970 or 26.6% of net revenues, as compared to $773,435 or 27.1% of net revenues, for the same period in 2016, an increase of $463,535 or 59.9%. The increase of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services in this period, as compared with the same period of 2016.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $962,585 or 20.7% of net revenues, for the nine months ended September 30, 2017, as compared to $724,774 or 25.4% of net revenues, for the same period in 2016, an increase of $237,811 or 32.8%. The primary reason for the increase was attributable to the increase in rental expenses, professional fees, depreciation charge and other administrative cost.

Income from operations. As a result of the above, our income from operations totaled $271,228 for the nine months ended September 30, 2017, as compared to $46,698 for the same period in 2016, an increase of $224,530 or 480.8%.

Income tax credit. Income taxes credit totaled $16,167 during the nine months ended September 30, 2017, as compared to $2,478 for the same period in 2016, an increase of $13,689 or 552.4%.

Net income. As a result of the foregoing, we had a net income of $273,954 for the nine months ended September 30, 2017, compared to $33,178 for the same period in 2016, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $68,914. The following table provides detailed information about our net cash flow for all financial periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Nine Months Ended
	September 30,
	2017	2016
	US$	US$
Net cash used in operating activities	(384,247)	(97,981)
Net cash provided by (used in) investing activities	1,261	(37,035)
Net cash provided by (used in) financing activities	6,944	(217,949)
Effect of exchange rate changes on cash and cash equivalents	(3,097)	(723)
Net decrease in cash and cash equivalents	(379,139)	(353,688)
Cash and cash equivalents at the beginning of period	448,053	434,341
Cash and cash equivalents at the end of period	68,914	80,653

Operating Activities

Net cash used in operating activities was $384,247 for the nine months ended September 30, 2017, which was an increase of $286,266 or 292% from $97,981 for the same period of 2016. The increase in net cash used in operating activities was mainly attributable to the following:

1)A change of i) accounts receivable, ii) other receivables, deposit and prepayments, iii) other payables and accrued liabilities, and iv) amounts due to related parties decreased our operating cash balances by $471,897, $147,058, $232,746 and $151,091 respectively; offset by

2)Net income of $273,954 for the nine months ended September 30, 2017, compared to $33,178 for the same period in 2016; and

3)A change of i) amounts due from related parties, ii) accounts payable, and iii) deferred income increased our operating cash balances by $100,071, $103,855 and $171,274 respectively.

Investing Activities

Net cash provided by investing activities was $1,261 for the nine months ended September 30, 2017, which was a change of $38,296 from net cash used in investing activities of $37,035 in the same period in 2016. The change in net cash provided by (used in) investing activities was attributable to cash provided by acquisition of subsidiary $85,788; offset by the purchase of plant and equipment by $ 84,527, during the nine months ended September 30, 2017.

Financing Activities

Net cash provided by financing activities was $6,944 for the nine months ended September 30, 2017, which was a change of $224,893 from net cash used in financing activities of $217,949 in the same period in 2016. The change in net cash provided by (used in) financing activities was attributable to cash provided by borrowing under bank loan by $45,006; offset by the repayment of bank loan by $38,062 during the nine months ended September 30, 2017.

Future Financings

While may seek equity or debt funding within the next year, we believes that our cash on hand and cash flow from operations will meet our expected capital expenditure and working capital requirements for the next 12 months. However, we may in the future require additional cash resources due to changes in business conditions, implementation of our strategy to expand our business operations, sales, marketing and branding activities or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects and performance.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2017:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	63,788	23,211	202,664	159,957
- systems maintenance	1,046,220	764,796	3,518,038	2,309,207
- sales of hardware and consumables	453,644	154,686	927,263	384,384
	1,563,652	942,693	4,647,965	2,853,548

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

Quarter ended	September 30, 2017	September 30, 2016
RMB : USD exchange rate	6.6577	6.7120
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	49.8403	N/A
three months average period ended

Quarter ended	September 30, 2017	September 30, 2016
RMB : USD exchange rate	6.8013	6.6249
nine months average period ended
HKD : USD exchange rate	7.800	7.800
nine months average period ended
PESO : USD exchange rate	49.8403	N/A
nine months average period ended

Quarter ended	September 30, 2017	December 31, 2016
RMB : USD exchange rate	6.6352	7.0191
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	49.8403	N/A

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

Changes in internal control over financial reporting

Management believes that it has reinforced proper controls to ensure that all disclosures required were originally addressed in the financial statements, and ensure that all permanent file documents are maintained in a working file which becomes an essential component of the financial closing process.

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

Item 6. Exhibits

In reviewing the agreement included as an exhibit to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreement. The agreement may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the agreement and:

•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•have been qualified by disclosures that were made to the other party in connection with the negotiation of the agreement, which disclosures are not necessarily reflected in the agreement;

•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•were made only as of the date of the agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report on Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

November 9, 2017	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director (Principal Executive Officer)

November 9, 2017	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)