Form 10-K
period 2017-12-31
Value Exchange International, Inc.
filed 2018-04-16
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of December 31, 2017, (the last business day of the registrant’s most recently completed fiscal year), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $611,720. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be “affiliates” of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 16, 2018, there were 29,656,130 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K

For the Year Ended December 31, 2017

Special Note Regarding Forward Looking Statements

As used below, “you” refers to any person reading this Annual Report on Form 10-K, which Form 10-K contains forward-looking statements that are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “hopes,” “could,” “estimates,” “expects,” “intends,” “may,” “hopes,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions and variants thereof that are intended to identify forward-looking statements. Forward-looking statements reflect Company’s (also referred to as “we,” “us” and “our”) current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•our expectations regarding growth in the e-payment and information technologies industries in China and Hong Kong SAR or any other markets;

•our expectation regarding increasing demand for our products and services in China and Hong Kong SAR;

•our belief that we will be able to effectively compete with our competitors and increase our market share in the face of possible technological advances by competitors or aggressive pricing by competitors;

•our expectations with respect to increased revenue growth and our ability to achieve and sustain profitability resulting from any increases in our productivity;

•our ability to fund operations and business and product growth and the availability of sufficient, affordable funding when required and to do so on affordable terms and conditions;

•our ability to integrate and manage the operations of TapServices, Inc., a Philippines corporation, and operate successfully in a market outside of our traditional market of China and Hong Kong SAR;

•our ability to expand and fund our offerings of products and services to new geographical markets and operate profitably in such new markets;

•the success and cost of new product or service initiatives in existing and/or new markets;

•the disruption or failure of our or those of our customer computer systems, networks, information systems or technologies that we install, service or maintain as a result of computer hacking, computer viruses, “cyberattacks,” misappropriation of data, outages, natural disasters and other material events;

•continuation of key strategic relationships, which can be essential for a small reporting company like us; and

•our future business development, results of operations and financial condition.

Certain numerical figures included in this annual report have been subject to rounding adjustments. Accordingly, such numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

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

“China” or “PRC” or “Chinese” refers to the People’s Republic of China, excluding Taiwan, but including the Special Administrative Regions (“SARs”) of Hong Kong and Macau.

“VEI CHN” refers to Value Exchange Int’l (China) Limited, and its consolidated subsidiaries, namely Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) and Cucumbuy.com Limited (“CUCUMBUY”), formerly known as Ke Dao Solutions Limited, both are companies incorporated in Hong Kong as limited liability companies, and Value Exchange Int’l (Shanghai) Limited (“VEI SHG”), a wholly Foreign Owned Enterprise (“WFOE”) registered in Shanghai, PRC. VEI HKG, CUCUMBUY, all of which Hong Kong SAR subsidiaries are collectively referred to as “HKG subsidiaries” and VEI SHG is referred to as “PRC Subsidiary” (collectively PRC Subsidiary and HKG subsidiaries may be referred to as “VEI CHN Group”). WFOE is a form of company owned by foreign investors recognized under Chinese laws.

References to “OTC” means The OTC Markets Group, Inc. “OTCQB” means The OTC Markets Group, Inc. QB Tier, a national quotation system with web site at www.otcmarkets.com.

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

“Retail Sector” means commercial concerns selling products and/or services to the general public through brick and mortar stores and/or e-commerce web sites.

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

“SEC” or “Commission” means the U.S. Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS. Overview

History of Value Exchange International, Inc.

History. We were incorporated in the State of Nevada on June 26, 2007 under the name “China Soaring Inc.” We changed the Company's name to “Sino Payments, Inc.” on November 26, 2008. We changed to our current corporate name, “Value Exchange International, Inc.”, on December 5, 2017.

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

For financial reporting purposes, the January 1, 2014 transaction with VEI CHN represented a "reverse merger" rather than a business combination and the Company was deemed to be the accounting acquiree in the transaction. The transaction was accounted for as a reverse merger and recapitalization. The Company was the legal acquirer but accounting acquiree for financial reporting purposes and VEI CHN was the acquired company but accounting acquirer. Consequently, the assets and liabilities and the operations that reflected in the historical financial statements prior to the transaction will be those of VEI CHN and will be recorded at the historical cost basis of VEI CHN, and no goodwill will be recognized in this transaction. The consolidated financial statements after completion of the transaction include the assets and liabilities of VEI CHN and the Company, and the historical operations of the Company and the combined operations of VEI CHN from the initial closing date of the transaction.

Current Business Focus. We are a provider of customer-centric technology solutions for the retail industry in Hong Kong SAR and certain regions of China and Philippines. We intend to seek expansion of that territory to other parts of Southeast Asia. By integrating market-leading Point-of-Sale/Point-of-Interaction (“POS/POI”), Merchandising, Customer Relations Management or “CRM” and related rewards, Locational Based (GPS & Indoor Positioning System (“IPS”)) Marketing, Customer Analytics, Business Intelligence solutions, Our products and services are intended to provide retailers with the capability to offer a consistent shopping experience across all channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. We promote ourselves as a single IT source for retailers who want to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. Our products and services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channel. Company is headquartered in Hong Kong and with offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; Manila, Philippines; and Kuala Lumpur, Malaysia.

We believe that the IT Business often presents opportunities to expand a provider’s market reach or customer base by acquisitions of existing businesses or operating assets. The Company’s business strategy includes reviewing possible acquisitions of existing businesses or operating assets in existing or adjacent markets and to do so when and if such an acquisition appears to be compatible and an enhancement of our core business lines and can be consummated with available cash and other resources. Our ability to pursue and consummate acquisitions may be limited by available cash and other resources and the perceived cost and burdens of acquiring and integrating in our operations the target business or new operating assets.

Initial Business Focus. Our initial intended, primary business was to operate a credit card processing and merchant-acquiring services company that provide credit card clearing services to merchants and financial institutions in PRC. Since inception, we have strived to implement our business plan, including the key step of creating our Global Processing Platform (“SinoPay GPP”). Specifically, the Company’s IP business was to be a provider of Internet Protocol (“IP”) processing services in Asia to bank card-accepting merchants (“IP Business”). We market our services to local merchants with regional retail locations in our existing markets of China, Hong Kong and Philippines while seeking business from retailers with market presence across Asia Pacific (as potential customers of their IP and related credit card and debit card processing systems). We offer interoperability through what is envisioned as a highly efficient infrastructure and perceived exceptional knowledge of the IP processing market through our SinoPay GPP platform. The SinoPay GPP system facilitates the processing of all major credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and will be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. When and if market conditions warrant and VEII has sufficient cash resources or cash flow, adn subject to our focus on the IT Business, VEII intends to deploy the SinoPay GPP platform throughout Asia with a focus on China, Hong Kong, Thailand, Philippines, Malaysia, Korea, and Japan.

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

History of Value Exchange Int’l (China) Limited. VEI CHN was first established on November 16, 2001 in Hong Kong SAR as a limited liability company under the name of “Triversity Hong Kong Limited” and subsequently changed its name to “Triversity (Asia Pacific) Limited” on April 24, 2002 and then further changed its name to “TAP Investments Group Limited” on November 16, 2007. TAP Investments Group Limited changed its name to its current name as “Value Exchange Int’l (China) Limited” on May 13, 2013.

VEI CHN is an investment holding company with two subsidiaries established in Hong Kong SAR, namely TAP Services (HK) Limited which was incorporated on August 25, 2003 and acquired by VEI CHN on September 25, 2008, and subsequently changed to its current name as Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 13, 2013, and Cucumbuy.com Limited (“CUCUMBUY”), which was incorporated on May 14, 2013. VEI CHN also set up a Wholly-owned Foreign Enterprise (WOFE) in Shanghai, PRC, in September 2, 2008 in the name of Value Exchange Int’l (Shanghai) Limited (“VEI SHG”).

Principal business of VEI and its Subsidiaries

VEII is a holding company for its operating subsidiaries. The principal business of VEI CHN for more than 15 years is to provide the IT Business (consisting of select services and solutions in computer software programming and integration, and computer systems, Internet and information technology systems engineering, consulting, administration and maintenance, including e-commerce and payment processing) to the Retail Sector, primarily to leading retailers in Hong Kong SAR, Macau SAR and PRC and as more fully described below. As is customary in the industry, such services and solutions are provided by both company employees, contractors and consultants. The primary services and products of the IT Business are:

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

Business partner and customers

The main business partner of the IT Business group is the Chinese and Hong Kong subsidiary operations (“WN”) of Diebold Nixdorf AG (formerly, “Wincor Nixdorf AG”, a German public company), a U.S.-German public company subject to the reporting requirements of the Exchange Act, (“DN”). Since 1990’s, VEI CHN Group served the AS Watson Group, a retail conglomerate including Watsons, Parknshop and Fortress, directly and through a sub-contracting arrangement with WN in the China-Hong Kong region. This contributes almost half of the gross sales revenue each year to VEI CHN.

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

The annual sales of VEI CHN Group have been increasing over the past few years in its IT Business by expanding its customer base and its scope of services. VEI CHN Group solution now runs in over 10,000 POS in the region and provides a solid foundation to VEII’s IP system. Also, VEI CHN Group is seeking to leverage its existing POS solution customer base to expand into the mobile Customer Relationship Management and Rewards market. MasterCard’ 2016 Survey Reveals showed two in five Hong Kong consumers shop on smartphones in Hong Kong. The importance of the mobile market in commerce is globally recognized. Even through the Mobile Customer Relationship Management and Rewards programs has not produced any significant revenues to the Group, the programs seek to exploit the increasing use of mobile devices to shop and purchase products and services, to sustain consumer loyalty by rewards for repeat purchases by mobile devices and to permit companies to develop consumer profile databases used to fashion targeted marketing to the consumers based on purchasing habits.

With respect to the IP Business, the Company will seek to implement its IP Business and related credit card and debit card processing systems as part of and as an supplement and enhancement for the IT Business to the Retail Sector. There has been no significant integration of the businesses in fiscal year 2016 and 2017 and there is no deadline for such integration, which will occur as and when, if ever, that the Company can afford to and deems it propitious to integrate operations.

We will evaluate the merits of this business and growth strategy from time to time and may elect in the future to continue to pursue an IP Business, IT Business or focus more on one segment than the other, including seek business opportunities in the applications of digital technology which can raise our customers’ competitive edge leading to increase in market share and profitability in their business sectors. Any change in business focus will be based on current economic conditions, competitive environment, our available cash and infrastructure resources, current customer demand trends and financial results of each segment of our post-Share Exchange business plan. As of the date of the filing of this Annual Report on Form 10-K, we are pursuing our emphasis on IT Business in our core Hong Kong SAR and PRC market while also exploring expansion opportunities in adjacent Asia Pacific markets. Our ability to exploit adjacent market opportunities for expansion will be limited and governed by available, affordable funding and cash flow.

We do not conduct revenue generating operations in North or South America and have no current plans to expand to that market.

Recent Developments. On February 16, 2018, VEI SHG, signed a January 24, 2018 stores equipment support agreement (“Agreement”) with the largest health care and beauty retailer (“Retailer”) in China. Under the Agreement, the Retailer has contracted for site and preventive maintenance and support for computer and point of sale systems (“Systems”) as well as new store and store renovation install and migration services for Systems from the VEI SHG. The Agreement is non-exclusive, covers Retailer’s stores in the northern and eastern region of China and runs through December 2019.

Gross revenue and net profit potential, if any, as well as the full extent of services by VEI SHG under the Agreement are uncertain at this time due to lack of sufficient operational experience as a service provider under the Agreement. VEII anticipates reporting initial financial results and projected financial results for the VEI SHG work under the Agreement with the announcement of the quarterly consolidated financial results on Form 10-Q for VEII’s fiscal quarter ending March 31, 2018. Actual extent of services and financial results of the services may vary from any projected or anticipated scope of services and related financial results.

CORPORATE STRUCTURE

Our corporate organizational chart, as of December 31, 2017, is as follows:

We do not have a set time schedule for integration of IT Business and IP Business as our primary focus is on growing the IT Business while not abandoning the IP Business and our ability to integrate is limited by available and dedicated financial resources and manpower. As of the date of this Annual Report on Form 10-K, the IP Business is a secondary or supplementary offering of our IT Business, but has developed into a revenue source.

Acquisition of Philippines IT Business. On 26 January 2017, nine Company stockholders who have in the aggregate had more than fifty percent (50%) of the voting power of the issued and outstanding shares of the Common Stock as of the record date approved the Stock Purchase Agreement, dated 23 January 2017, (“TSI SPA”). The TSI SPA is by and among VEI CHN; the Company; TapServices, Inc., a corporation organized under the laws of the Republic of the Philippines (the “TSI”); and the sole shareholder of TSI (“TSI shareholder”). Under the TSI SPA: (a) the TSI shareholder who owned One Thousand Two Hundred and Fifty (1,250) shares of TSI Common Stock (the “TSI Shares”), constituting One Hundred Percent (100%) of the issued and outstanding shares of capital stock of TSI, sold all of those TSI Shares to VEI; and (b) TSI issued Eighty-Eight Thousand and Forty-four (88,044) shares of TSI Common Stock to VEI under the TSI SPA (“TSI C-Shares”). The aggregate purchase price for all of the TSI Shares (the “Purchase Price”) was Two Thousand Six Hundred and Thirty-Six United States Dollars (US$2,636.00). The aggregate subscription price for all of the TSI C-Shares (the “C-Share Purchase Price”) was Two Hundred Thousand United States Dollars (US$200,000.00), which amount was deposited with TSI by the Company as a good faith earnest money deposit in January 2015. The TSI SPA was unanimously approved by VEI CHN’s Board of Directors and by the Company’s Board of Directors at a combined board of directors meeting held on 23 January 2017 in Hong Kong SAR. VEI and Company signed the TSI SPA on 25 January 2017 in Hong Kong SAR. As of 26 January 2017, the Company had received written consents from nine Stockholders approving the corporate action, which written consents represent 16,095,324 shares of Common or 54.27% of the issued and outstanding shares of Common Stock as of the record date – there being 29,656,130 shares of Common Stock issued and outstanding as of the record date. TSI’s board of directors approved and signed the TSI SPA on 23 January 2017. The Seller signed the TSI SPA on 26 January 2017. With the consummation of the TSI SPA, TSI is being operated as a wholly owned subsidiary of VEI CHN. For U.S. federal securities law purposes, the consummation of the stock purchase under the TSI SPA occurred with the mailing of a definitive information statement by the Company, which occurred on or about March 15, 2017 TSI is being operated as a subsidiary and VEI’s IT Business operation in greater Manila, Philippines region.

The TSI SPA is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 25, 2017, and filed with the Commission on January 27, 2017. The foregoing summary of the TSI SPA is qualified in its entirety by reference to the TSI SPA.

Marketing

Marketing activities are designed to inform potential clients about the benefits of using our services and include and will include the following: face-to-face sales and marketing; development and distribution of marketing literature; direct mail and email; advertising; promotion of our web site; attendance at trade shows or product seminars; and industry analyst relations campaign.

Sales are managed at the subsidiary level by each subsidiary. The Company has a Sales and Marketing team in each regional office of its existing China/Hong Kong and Manilla markets to promote and maintain good business relationships with our customers. We strive to provide high quality and fast response services to our customers in our Help Centre, Maintenance Support Team and Professional IT Engineer to help customers solve their problems and satisfy their IT needs.

VEI CHN Group has been serving in IT Business sectors for over 15 years, focusing on POS maintenance and support to retail sector. The VEI CHN Group will continue its key business and seek to expand its client base to gain more market share in PRC, Hong Kong SAR, and certain other areas of Asia Pacific. VEII may consider acquiring companies in the Asia Pacific region with similar business, subject to financial wherewithal to do so and subject to a suitable and affordable acquisition opportunity. The perceived cost of market penetration will also be a factor in deciding whether to pursue any acquisition opportunities.

We use strategic partnerships as another way of marketing and selling our IT Business. The operating subsidiaries will also cooperate with strategic partners in the local markets to secure and provide maintenance services to major retail customers and as a basis for attempting to expand our business in our markets. In fiscal year 2017, we had over 10 strategic partner arrangements engaged in providing our services to customers in our China/Hong Kong markets.

Competition

We operate in a highly competitive, customer-driven industry and we compete against a variety of local and regional competitors of varying operational sizes, product/service offerings and resources. In some instances, our competitors have fewer regulatory burdens, easier access to financing, greater resources, greater operating capabilities and efficiencies of scale, stronger brand-name recognition, longstanding relationships with regulatory authorities and customers, more customers, and more flexibility to offer discounted services and/or products.

We face significant competition from large multinational service providers, such as DN, NCR, Fujitsu IBM, Toppan Forms and large national companies, such as Octopus card, an electronic payment in online or offline system in Hong Kong SAR. Though VEI CHN Group faces keen competition in the maintenance service market, it believes that it has a well-trained technical team that offers services to the satisfaction of our customers, and, as is the case with many smaller companies in the IT segment, we believe we can offer more customized and cost effective services to certain customers than larger competitors. Without extensive teaming with strategic partners, we lack the capabilities to compete directly with larger competitors in projects or work requiring capabilities of a large company. This can from time to time limit the number and nature projects that we can pursue or handle. VEII may also experience a competitive disadvantage in bids or prospective work where extensive and broad prior projects in certain areas of IT are required to bid and to win bids. An instance of such a competitive disadvantage would be technical work in which we do not have extensive prior experience or we do not have a prior relationship with the customer in question.

We also face competition from companies that are of comparable size and resources. In such competition, price and scope of services or qualification of personnel often determines the winning provider. Competition for qualified personnel is a challenge faced by all companies in the IT Business industry.

Some of our competitors in our industry have substantially greater capital and technical resources than we have and, operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. Since they are affiliated with financial institutions or banks, these competitors do not incur the costs associated with being sponsored by a bank for registration with card networks and they can settle transactions quickly for their own merchants. We do not, however, currently contemplate pursuing an acquisition or strategic relationship with a financial institution in order to increase our competitiveness and such an acquisition or strategic relationship is not prominent in our current business and growth strategy. Our current operational focus is to improve the efficiency and profitability of existing IT Business. As of the date of the filing of this Annual Report on Form 10-K, VEII has not pursued or identified such a financial institution and there can be no assurance that we could consummate a merger or strategic relationship with any financial institution.

Cybersecurity and Security of Computer Networks

We maintain certain computer networks, computer systems and databases in connection with our business operations and services. We use readily available third party security programs to protect these systems and databases and we periodically review security measures. Any security system or program may be vulnerable to hacking or security breaches, especially since hacking and malicious programs are constantly evolving to overcome new security measures. Like any company’s computer and network systems and databases, our systems and databases could be vulnerable to security hacking or malicious programs. We may also be vulnerable to security leaks and violations by employees and contractors, which is a threat faced by all IT Business companies. We have not experienced any significant security breaches or problems as of the date of filing of this Annual Report on Form 10-K. VEII technical staff typically evaluates cybersecurity and security measures from time to time as new threats become known to us.

There can be no assurance that our efforts to protect our computer systems, networks and other information systems will prevent any of the problems identified as cyber security attacks or problems. The problem of this type might be caused by events such as computer hacking, computer viruses, worms and other destructive or disruptive software, "cyber-attacks" and other malicious activity, defects in the hardware and software comprising our network and information systems, as well as natural disasters, power outages, terrorist attacks and similar events. Such events could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to help centers and damage to our or customers’ equipment and data. Operational or business delays for our operations or customer operations may result from the disruption of computer systems, network or information systems and the subsequent remediation activities. These events may create negative publicity resulting in reputation or brand damage with customers and our results of operations could suffer. Since we provide computer, software and system services and products to customers, cyber security attacks on our computer systems, networks and other information systems may affect our customers’ computer systems, networks and other information systems and produce liabilities on our part to such customers.

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

Insurance

Except the Company’s subsidiaries in (i) PRC are required to cover its employees with medical, retirement and unemployment insurance programs, and (ii) Hong Kong are required to cover its employees with labor insurance programs under the prevailing laws and regulations of the PRC and in Hong Kong, we do not maintain other insurance. Because we may not have sufficient insurance, if we are made a party to a liability legal action, we may not have sufficient funds to defend the litigation or may suffer another liability. If that occurs a judgment or liability that is not covered by any insurance or covered by available cash or funding, could cause us to cease or reduce operations. We did not experience any significant claims against our insurance in fiscal year 2017.

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

Employees

We have more than 260 full time employees as of December 31, 2017, including officers of the Company and including employees and officers of VEI CHN and its subsidiaries.

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

Risks Related to Our Business

Because we have a limited operating history with VEI CHN and now TSI as a subsidiary, and we have experienced past changes in management, we may not be able to successfully manage our business or achieve profitability.

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

Our company has had changes in management in the past three years and such changes are not conducive to continuity of business or business strategies and are disruptive to business operations. If we do not maintain a stable, competent management team in our service, our company may fail or fail to achieve profitability. Our management team has been stable for fiscal year 2017.

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

Our successful pursuit of profitable business faces various risks and challenges, including:

•the success of our business will be primarily dependent on customer acceptance of our services and products, which is extremely difficult to predict;

•achieving sustainable operating revenues sufficient to support our business;

•the business can be capital-intensive and our capacity to generate cash from our operations may be insufficient to meet our anticipated capital requirements, especially the capital needs of penetrating and developing our services;

•technological developments could render obsolete our technologies, services and products and undermine our services in the industry;

•the need to access expertise and technical resources in each market in which we may operate presents high capital costs that may be beyond our ability to fund;

•we may be unable to compete for or afford key personnel in our industry that pays a premium for talent, especially since our common stock has a limited market price and limited liquidity;

•strikes by one or more of the labor unions or similar groups that may provide personnel essential to our operations, or a shortage of qualified personnel, could delay or halt our business operations;

•technologies and customer tastes and demands can shift or change unexpectedly in the rapidly evolving IT industry and IP industry and we may lack the wherewithal to respond to such changes; and

•acquisitions we pursue in our industry and related industries could result in operating difficulties, dilution to our shareholders and other consequences harmful to our business. Integration of new acquisitions can undermine an acquiring company’s business strengths by diluting resources and manpower and imposing operational losses.

•As part of our growth strategy, and if we attain funding and stability and profitability in our core business, we may selectively pursue strategic acquisitions in our industry and related industries. We may not be able to consummate such acquisitions, or efficiently integrate new businesses into our existing business, which could adversely impact our growth. If we do consummate acquisitions, integrating an acquired company, business or technology may result in unforeseen operating difficulties and expenditures, including:

•increased expenses due to transaction and integration costs;

•potential liabilities of the acquired businesses;

•potential adverse tax and accounting effects of the acquisitions;

•diversion of capital and other resources from our existing business;

•diversion of our management’s attention during the acquisition process and any transition periods;

•loss of key employees of the acquired businesses following the acquisition or inability of existing management to manage newly acquired businesses; and

•inaccurate budgets and projected financial statements due to inaccurate valuation assessments of the acquired businesses.

There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Furthermore, achieving these objectives will require investments which may result in short-term costs without generating any current revenues and therefore may be dilutive to our earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations.

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

Our services, deliverables and products may be vulnerable to damage or interruption from earthquakes, hurricanes, terrorist attacks, floods, fires, power loss, telecommunications failures, cyber-attacks or computer viruses or other attempts to harm our systems, and similar events. Like all companies in the industry, we are also vulnerable to hackers and destructive computer programs. The expertise of hackers is constantly evolving and no system is absolutely secure from hackers or malicious software programs.

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

The inability to successfully manage any growth of our business, whether through acquisitions or expansion of existing businesses, may have an adverse effect on our operating results.

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

We could be required to expend substantial funds for and commit significant resources to the following:

•training our personnel on new products and services;

•purchasing new products for resell;

•marketing and promotional costs for new products and services; and

•our future operating results will depend to a significant extent on our ability to continue to provide new and competitive products that compare favorably on the basis of cost and performance with the design and manufacturing capabilities of competitive third-party technologies. We will need to sufficiently increase our net sales to offset these increased costs, the failure of which would negatively affect our operating results.

If we incur additional indebtedness, such indebtedness could further exacerbate the risks associated with our substantial indebtedness.

If we incur additional indebtedness, such indebtedness will be added to our current debt levels and the related risks we currently face could be magnified. Any decrease in our revenues or an increase in operating costs (and corresponding reduction in our cash flows) would also adversely affect our ability to pay our indebtedness as it comes due.

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

We are dependent on Hong Kong SAR and, to a lesser extent, PRC for our customers and revenues. We lack extensive diversification into new geographical markets, which is a goal of our company, but we also believe there is sufficient business in Hong Kong SAR and PRC to support our short-term business and financial goals and to support our foreseeable operating overhead. The acquisition of TapServices, Inc. is an effort to expand the reach of geographical markets beyond PRC and Hong Kong SAR, but we remain committed to expanding our business in PRC and Hong Kong SAR as our core geographical market.

Since we do not have revenue generating operations in North or South America, we do not anticipate any direct, immediate adverse consequences from any trade disputes between U.S. and China (other than any impact on China and Hong Kong economic conditions).

A substantial amount of our sales revenue is derived from sales to a limited number of customers, and our business will suffer if sales to these customers decline.

We have derived a significant portion of our revenue from a limited number of customers. For the year ended December 31, 2017, our revenue was concentrated in our largest customer that accounted for approximately 41.2% of annual revenues. As of December 31, 2017, $29,754 or 6.6% of our accounts receivable, was due from our largest customer. We do not have long term contractual arrangements or regular negotiation with most of these customers. The loss of one or more of these customers could damage our business, financial condition and results of operations. We are endeavoring but may not succeed expanding our customer base in order to reduce reliance on major customers.

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

The SEC has adopted Rule 3a51-1 (17 CFR §240.3a51-1) under the Exchange Act, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 of Exchange Act requires:

•that a broker or dealer approve a person’s account for transactions in penny stocks, and

•the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and

•quantity of the penny stock to be purchased.

•In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•obtain financial information and investment experience objectives of the person, and

•make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•sets forth the basis on which the broker or dealer made the suitability determination, and

•that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Currently, there are no unresolved Commission staff comments.

ITEM 2. PROPERTIES.

We own no real property. Our company and subsidiary operations leases the following office spaces:

1) 7/F, Darton Tower, 142 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong

2) Room 04, 23/F, Newpoly Tower, No. 2 Zhong Shan Liu Road, Guangzhou, China 510180

3) Room 705, 7/F, Cai Wu Wei Jing Long Building, No. 139 Hong Bao Road, Luo Hu District, Shen Zhen, China 518001

4) Room 201, Block A7, No. 700 Yi Shan Road, Xuhui District, Shanghai, China 200233

5) Room 1107, 2/F, No.15 West Majiapu Road, Fengtai District, Beijing, China 100068

6) Unit 510 East Tower, Philippine Stock Exchange Centre, Exchange Road, Ortigas Centre, Pasig City 1605 Philippines

7) 24B Summit One Office Tower 530 Shaw Boulevard, Mandaluyong City, Philippines

We believe that the above space is sufficient for our current operations. We paid $369,198 in aggregate lease payments in fiscal year 2017 for the above spaces.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock was quoted on the OTC Bulletin Board since October 29, 2008, and was originally traded under the symbol “CHIJ.OB.”. On December 17, 2008, our Common Stock began trading under our current symbol of “SNPY.OB.”. Since March 18, 2013, VEII Common Stock is quoted on OTC Pink Sheets under the trading symbol “SNPY.” Effective December 5, 2016, the Common Stock of VEII started quotation on OTCQB under the current trading symbol “VEII.”. The CUSIP number for our common stock is 829348200. Because we are quoted on OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. We are not aware of any stock analysts who cover our common stock or publish reports on our company or our common stock.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as quoted on the OTC Pink Sheets. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The Company did not declare or pay dividends for the periods shown below.

	Closing Prices (1)
	High	Low
Fiscal Quarter

2017
First Quarter (ending March 31, 2017)	$0.115	$0.060
Second Quarter (ending June 30, 2017)	$0.090	$0.040
Third Quarter (ending September 30, 2017)	$0.100	$0.080
Fourth Quarter (ending December 31, 2017)	$0.070	$0.060
2016
First Quarter (ending March 31, 2016)	$0.140	$0.038
Second Quarter (ending June 30, 2016)	$0.135	$0.052
Third Quarter (ending September 30, 2016)	$0.100	$0.040
Fourth Quarter (ending December 31, 2016)	$0.170	$0.030

(1) The above table sets forth the range of high and low closing prices per share of our Common Stock as reported by www.quotemedia.com for the periods indicated.

Holders

As of December 31, 2017, there were approximately 66 stockholders of record of our Common Stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Dividend Policy

We have not paid any cash dividends on our Common Stock for the years ended December 31, 2017 and 2016. While we have declared and paid dividends in the past, and we intend to do so in the future, our financial condition may require us to retain future earnings for overhead and business development costs. As such, investors should not invest in our Common Stock on the assumption that it will pay a regular or periodic dividend.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2017 that went undisclosed in a quarterly report on Form 10-K, Form 10-Q or a current report on Form 8-K that was filed during the period.

The recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to any resale or distribution thereof and appropriate legends were affixed to the share certificates as “Restricted Stock” under Rule 144 of the Securities Act.

Purchases of Equity Securities

No repurchases of our Common Stock were made during the fiscal year 2017.

ITEM 6. FINANCIAL DATA.

Not Applicable. The Company, as a “smaller reporting company” (as defined by 17 C.F.R. §229.10(f) (1)), is not required to provide the information required by this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

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

As of the date of this Annual Report on Form 10-K, we still have not sold or implemented any IP Business to any customer. Our current focus is on growing the IT Business because of our judgment that IT Business presents a more promising segment for growing our revenues and attaining sustained profitability. While we will continue our efforts to sell the IP Business products and services, the IP Business will be more in the order of an optional product and service line, or a lead sales enticement for the IT Business, until we have sufficient funds or revenues to aggressively market and sell IP Business products and services. Since we are focused on the retail sector, the offering of IT Business with an IP Business complementary offering makes sense in terms of fully leveraging all of our capabilities. Our hope is that the dual business lines may prove complementary in that each may lead to business opportunities for the other. As of the date of this Annual Report on Form 10-K, the IT Business and IP Business are presented as separate customer offerings and we have not made any progress in integrating IT Business and IP Business beyond offering them as menu of available services and products. We do not have a set time frame for integration and our efforts may be modified in the future based on then current circumstances. We do not view integration of the IT Business and IP Business as essential to our future operations, but we do view integration as a cost efficiency measure, especially to eliminate any duplicative overhead or lack of focus and consistency in marketing and sales efforts. No significant integration occurred in fiscal year 2017.

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

Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry. A general trend affecting our IT Business is the trend of increasing competition for skilled labor. With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets. We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail. We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2016 or 2017.

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

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing. We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2016 or fiscal year 2017, but we perceive that the expansion of cloud computing could allow foreign customers to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core market. We may find it more difficult to compete for IT Business in Hong Kong and China if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems. The growth of cloud computing coupled with IT Business products and services as a ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets.

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

During January 2017, VEI CHN acquired 100% common stock of TapServices, Inc. (“TSI”) for total consideration being $202,636. TSI is a limited liability corporation organized under the laws of the Philippines on March 24, 2009. TSI operations have been managed by Mr. Benny Lee, a director of VEI SHG. TSI commenced revenue generating operations in 2010 and focused on software and computer hardware maintenance on point of sale or “POS” systems for local Manila, Philippines businesses. TSI business model in 2016 and 2017 has been to engage in the business of providing information, data, and communications technology services, to supply and deal in all related products, including computer hardware, software and application products, and to own, design, install, maintain, operate, integrate, sell, lease or otherwise deal in such systems, facilities, gateways, equipment, devices and POS terminals in the retail business. TSI’s business line is essentially similar to the business line of VEI CHN Group in information technology and computer system consulting services and related products’ sales. The customer base of TSI includes Robinson Retails Group (“RRG”), Ministop Convenience Stores, and Watson’s Personal Health and Care (Phil.) Inc. in the Philippines. In 2017, TSI secured sales contract had a face value of $3.28 million in gross revenues. TSI customarily combines maintenance contracts with hardware sales. TSI geographical market is the greater Manila, Philippines region and adjacent areas.

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

Financial Performance Highlights

The following are some financial highlights for the 2017:

•Net revenue: Our net revenues were $6,455,700 for the year ended December 31, 2017, as compared to $3,999,395 for the year ended December 31, 2016, an increase of $2,456,305 or 61.4%.

•Gross profit: Gross profit for the year ended December 31, 2017 was $1,442,285 or 22.3% of net revenues, as compared to $1,128,757 or 28.2% of net revenues, for the year ended December 31, 2016, an increase of $313,528 or 27.8%.

•Income from operations: Our income from operations totaled $61,487 for the year ended December 31, 2017, as compared to $63,523 for year ended December 31, 2016, a decrease of $2,036 or 3.2%. The decrease was mainly attributable to the increase in our gross profit and decrease in operating expenses.

•Net income: Our net income of $70,934 for the year ended December 31, 2017, compared to $53,889 for the year ended December 31, 2016, an increase of $17,045 or 31.6%.

•Basic and diluted net income per share was $0.00 for the year ended December 31, 2017.

Results of Operations

Year Ended December 31, 2017 compared to the year ended December 31, 2016

The following table summarizes the results of our operations during the years ended December 31, 2017 and 2016 and provides information regarding the dollar and percentage increase or (decrease) from the 2016 year to the 2017 year.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2017 and 2016

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	2017	2016	Change
	US$	US$	US$	%
NET REVENUES
Service income	6,455,700	3,999,395	2,456,305	61.4
COST OF SERVICES
Cost of service income	(5,013,415)	(2,870,638)	(2,142,777)	74.6
GROSS PROFIT	1,442,285	1,128,757	313,528	27.8
Operating expenses:
General and administrative expenses	(1,332,218)	(1,068,279)	(263,939)	24.7
Foreign exchange gain (loss)	(48,580)	3,045	(51,625)	(1695.4)
INCOME FROM OPERATIONS	61,487	63,523	(312,036)	(3.2)
OTHER INCOME (EXPENSES)	1,650	25,570	(23,920)	(-93.5)
INCOME BEFORE PROVISION FOR INCOME TAXES	63,137	89,093	(25,956)	(29.1)
INCOME TAXES CREDIT / (EXPENSES)	7,797	(35,204)	43,001	(122.1)
NET INCOME	70,934	53,889	17,045	31.6

Net revenues. Net revenues were $6,455,700 for the year ended December 31, 2017, as compared to $3,999,395 for the fiscal year ended December 31, 2016, an increase of $2,456,305 or 61.4%. This increase was primarily attributable to the increase in our revenue from 1) systems maintenance with revenue increasing from $3,124,148 for the year ended December 31, 2016 to $4,470,838 for the year ended December 31, 2017, 2) systems development and integration with revenue decreasing from $222,037 for the year ended December 31, 2016 to $253,652 for the year ended December 31, 2017; and 3) sales of hardware and consumables with revenue decreasing from $653,210 for the year ended December 31, 2016 to $1,731,210 for the year ended December 31, 2017.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff and general overhead. Our cost of services increased to $5,013,415 or 77.7% of net revenues, for the year ended December 31, 2017, as compared to $2,870,638 or 71.8% of net revenues, for the year ended December 31, 2016, an increase of $2,142,777 or 74.6%. The increase in cost of services was mainly attributable to the increase in our contracting fees to suppliers, and the cost of technical staff, since we are expanding our technical team for the growing demand of our service and therefore rely less on outsider suppliers.

Gross profit. Gross profit for the year ended December 31, 2017 was $1,442,285 or 22.3% of net revenues, as compared to 1,128,757 or 28.2% of net revenues, for the year ended December 31, 2016. The increase of gross profit was largely due to increase in net revenues; and off-set by increase in cost of services in 2017, as compared with 2016.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses slightly increased to $1,332,218 or 20.6% of net revenues, for the year ended December 31, 2017, as compared to $1,068,279 or 26.7% of net revenues, for the year ended December 31, 2016, an increase of $263,939 or 24.7%. The primary reason for the increase was attributable to an increase rent and rates, consultancy and professional fee and depreciation and amortization expenses since we incurred more in these area in 2016.

Income from operations. As a result of the above analysis, our income from operations totaled $61,487 for the year ended December 31, 2017, as compared to $63,523 for year ended December 31, 2016, a decrease of $2,036 or 3.2%. The change was mainly attributable to the increase in operating expenses; and off-set by an increase in our gross profit.

Income taxes. The Company is subject to United States federal income tax at a tax rate of 34% on any revenues subject to U.S. taxation. No provision for income taxes in the United States has been made as the Company had no U.S. source income taxable in the United States for the fiscal years ended December 31, 2017 and 2016.

VEI CHN, VEI HKG and CUCUMBUY were formed in Hong Kong and subject to Hong Kong income tax at a tax rate of 16.5% for the year ended December 31, 2017. TSI was formed in Philippines and subject to an income tax rate of 30% for the year ended December 31, 2017. Our VEI SHG was formed in China and subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the “New EIT Law,” and its implementing regulations, both of which became effective on January 1, 2008. VEI SHG subject to an income tax rate of 25% for the year ended December 31, 2017.

Income taxes credit increased to $7,797 or 0.1% of net revenues for the year ended December 31, 2017, as compared to Income taxes expenses $35,204 or 0.9% of net revenues for the year ended December 31, 2016. The change was primarily attributable to the utilization of tax loss brought forward and recognition of deferred tax asset attributable for tax loss for the year ended December 31, 2017.

Net (loss) income. As a result of the foregoing, we had a net income of $70,934 for the year ended December 31, 2017, compared to net income $53,889 for the year ended December 31, 2016, as a result of the factors described above concerning higher revenue, lower operating expenses and hence, higher relevant gross profits.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $23,062. The following table provides detailed information about our net cash flow for all financial years presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Year Ended
	December 31,
	2017	2016
	US$	US$
Net cash (used in) provided by operating activities	(364,929)	348,450
Net cash used in investing activities	(101,174)	(102,129)
Net cash provided by (used in) financing activities	2,817	(216,642)
Effect of exchange rate changes on cash and cash equivalents	38,295	(15,967)
Net increase in cash and cash equivalents	(424,991)	13,712
Cash and cash equivalents at the beginning of year	448,053	434,341
Cash and cash equivalents at the end of year	23,062	448,053

Operating Activities

Net cash used in operating activities was $364,929 for the year ended December 31, 2017, which was a change of $713,379 from net cash provided by operating activities of $348,450 for the year ended December 31, 2016. The change was primarily attributable to the following:

1) Net income of $70,934 for the year ended December 31, 2017, compared to $53,889 for the year ended December 31, 2016; and

2) A change of Accounts receivable, Other receivables, deposit and prepayments, Deferred income and Amounts due to related parties decreased our operating cash balances by $210,376, $161,285, $698,297 and $228,847 respectively; offset by

3) A change of Amounts due from related parties increased our operating cash balances by $462,510.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2017 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Total Due	Due in Less than 1 year	Due in 1-3 Years	Due in 4-5 years	Due in more than 5 years
Obligations
Operating Lease Obligations	630,567	311,381	319,186	-	-
Debt Obligations	33,808	31,882	1,926	-	-

Investing Activities

Net cash used in investing activities decreased to $101,174 in the year ended December 31, 2017, which was a decrease of $955 from $102,129 for the year ended December 31, 2016. The decrease in net cash used in investing activities was attributable to the purchase of plant and equipment by $186,962; offset by cash provided by the acquisition of a subsidiary by $85,788 for the year ended December 31, 2017.

Financing Activities

Net cash provided by financing activities was $2,817 in the year ended December 31, 2017, which was a change of $219,459 from net cash used in financing activities of $216,642 for the year ended December 31, 2016. The change was attributable to cash provided by borrowing under bank loan by $45,006; offset by the repayment of loan from a director amounts to $42,189 for the year ended December 31, 2017.

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

On February 16, 2018, VEI SHG signed a January 24, 2018 stores equipment support agreement (“Agreement”) with the largest health care and beauty retailer (“Retailer”) in People’s Republic of China (“China”). Under the Agreement, the Retailer has contracted for site and preventive maintenance and support for computer and point of sale systems (“Systems”) as well as new store and store renovation install and migration services for Systems from the VEI SHG. The Agreement is non-exclusive, covers Retailer’s stores in the northern and eastern region of China and runs through December 2019. Gross revenue and net profit potential, if any, as well as the full extent of services by VEI SHG under the Agreement are uncertain at this time due to lack of sufficient operational experience as a service provider under the Agreement. The Agreement may require the Company to seek additional equity and/or debt funding to provide the capital needed to staff and purchase product under the Agreement. The amount and availability of such funding is not certain as of the date of this Form 10-K Annual Report. Adequate and affordable funding, required by, if any, the Agreement is essential to the ability of VEI SHG to perform its obligations under the Agreement. While the Company does not currently anticipate any problems in obtaining the necessary funding, if any is required, the Company makes no assurances about its ability to timely, affordably obtain the necessary funding for the Agreement.

Since part of the Company’s strategic plan is to seek to expand its revenue generating operations by expanding into new markets and/or acquiring new businesses, as well as developing new services and products, all of which shall be as permitted by the limited resources of the Company and available, affordable funding, the Company may require funding in the future for such expansion. The ability of the Company to fund such expansion is not certain and the impact of any such funding on the Company’s liabilities and cash flow is uncertain until an expansion opportunity is identified and pursued. Expansion efforts of the Company, which the Company views as critical to sustained profitability, may be undermined by the Company’s limited cash flow from operations and from the lack of affordable, adequate funding from outside sources.

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

Consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) (i.e. the Company) but as a continuation of the financial statements of the legal subsidiary (accounting acquirer) (i.e VEI CHN), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).

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

4. Cucumbuy.com Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on May 14, 2013; and

5. TapServices, Inc., a wholly-owned subsidiary of the Company incorporated under the laws of the Republic of the Philippines as a private company on March 24, 2009 and acquired by VEI CHN on January 23, 2017.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2017:

	Place of incorporation	Ownership percentage
		2017	2016
Value Exchange International, Inc.	USA	Parent Company	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	100%
Cucumbuy.com Limited	Hong Kong	100%	100%
TapServices, Inc.	Philippines	100%	-

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

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2017 and 2016, there was no allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

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

Multiple-deliverable arrangements

The Company derives revenue from fixed-price sale contracts with customers that may provide for the Company to procure hardware and software licenses with varied performance specifications specific to each customer and provide the technical services for systems development and integration of the hardware and software licenses. In instances where the contract price is inclusive of the technical services, the sale contracts include multiple deliverables. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

•The delivered item(s) has value to the customer on a stand-alone basis;

•There is objective and reliable evidence of the fair value of the undelivered item(s); and

•If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2017 and 2016.

	2017	2016
	US$	US$
NET REVENUES
Service income
- systems development and integration	253,652	222,037
- systems maintenance	4,470,838	3,124,148
- sales of hardware and consumables	1,731,210	653,210
	6,455,700	3,999,395

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

Year ended	December 31, 2017	December 31, 2016
RMB : USD exchange rate	6.7518	6.6875
Average period ended
HKD : USD exchange rate	7.800	7.800
Average period ended
PESO : USD exchange rate	49.8403	N/A
Average period ended

Year ended	December 31, 2017	December 31, 2016
RMB : USD exchange rate	6.5060	7.0191
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	49.8403	N/A

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2017 and 2016 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 13, 2016, the Board of Directors of the Company approved a resolution to appoint Ecovis David Yeung Hong Kong (“ECOVIS”), with current address Room 1905, 19/Fl., West Tower, Shun Tak Centre, 168-200 Connaught Road Central, Hong Kong, to replace its certifying public auditor, Centurion ZD CPA Limited (“Centurion”), formerly known as AWC (CPA) Ltd., of 7th Floor, Nan Dao Commercial Building, 359-361 Queen’s Road Central, Sheung Wan, Hong Kong SAR. The engagement of ECOVIS was consummated by January 16, 2017. The Board decided to change certifying public auditor because Centurion advised the Board that Centurion did not wish to handle future VEII audit work due to the cost and resource demands.

ECOVIS has provided the Company with the required independent letter under Rule 3526 of Public Company Accounting Oversight Board rules.

ECOVIS’s report on the financial statements for the fiscal year ended December 31, 2017 and 2016, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting.

During the fiscal year ended December 31, 2017, (i) there were no disagreements with ECOVIS on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of ECOVIS, would have caused ECOVIS to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including Company’s Chief Executive Officer and Chief Financial Officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is deemed effective.

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

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2017, our internal control over financial reporting is deemed effective.

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

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Company’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company has adopted a code of ethics that applies to the Company’s directors, officers and employees, including the Chief Executive Officer and the Chief Financial Officer and any other persons performing similar functions. The text of our code of ethics, “Code of Ethics,” has been posted on our website at https://www.value-exch.com. The Company will provide a copy of the code of ethics without charge upon request to Corporate Secretary, Value Exchange International, Inc., 7/F., Darton Tower, 142 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong SAR.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our current executive officers, directors and significant employees and their ages and titles as of December 31, 2017.

Name	Age	Position with the Company	Director Since
Matthew Mecke	48	Director	11/ 21/08
Kenneth Tan	53	Chief Executive Officer, President and Director	08/26/13
Bella Tsang	53	Secretary, Treasurer, Principal financial officer and Director	08/26/13
Johan Pehrson	60	Director	07/07/14
Edmund Yeung	48	Director	06/25/15
Channing Au	39	Chief Financial Officer and Treasurer	Not applicable

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

Audit Committee and Other Board Committees

The VEII Board of Directors had no nominating or compensation committee in fiscal year 2017. The Company relies on the Board of Directors to perform the functions typically performed by a compensation and nominating committee. The VEII Board of Directors established an Audit Committee on October 29, 2015 and appointed the following as the Audit Committee’s initial members: Matthew Mecke, Johan Pehrson and Edmund Yeung.

Audit Committee Duties. The Audit Committee duties are: (1) determine the independent registered public accounting firm to be employed by the Company; (2) discuss the scope of the independent registered public accounting firm’s audit of the Company and any reports or recommendations from that firm; (3) review the Company’s financial statements and the independent registered public accounting firm’s reports and recommendations; (4) reviews conflict of interest issues concerning the Company and its management; (5) makes recommendations to the Company’s Board of Directors about audit, accounting, internal control and related matters.

Compensation and Nominating Duties. The Company’s Board of Directors handles the duties of a compensation and nominating committee. Those duties include: (1) analysis of personnel needs of the Company and its subsidiaries; (2) develops recommendations about compensation, cash and non-cash, for members of Company management; (3) review of job performance of members of Company management; (4) review and vote on employment agreements for senior officers of the Company; and (4) tasks related to the foregoing duties.

The Company’s Board of Directors intends to conduct a bench marking analysis of the following companies in March or April of 2018 as part of determining appropriate compensation for members of Company management: (1) PCM, Inc.; (2) JetPay Corporation; (3) USA Technologies, Inc.; (4) Payment Data Systems, Inc.; and (5) Net Element, Inc.

The Company has not engaged a consultant for benchmarking compensation or advising the Company on compensation issues.

Family Relationships

There are no family relationships between any of our directors and our executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Audit Committee and Audit Committee Financial Expert

The Company formed an Audit Committee on October 29, 2015 (as defined in Item 407 of Regulation S-K). The Company has been unable to locate a prospective independent director who meets the requirements of a financial expert and is willing to serve as a director of the Company. None of the current directors qualify as financial experts.

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

All audit and audit-related services performed by our principal accountant during the fiscal year ended December 31, 2017 were approved by our audit committee.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2017, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2017, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2017, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended, December 31, 2017, 2016 and 2015. No other executive officer received compensation greater than $100,000 during any fiscal year.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Tan (1)	2017	-	-	-	-	-	-	-	-
	2016	6,410	-	-	-	-	-	-	6,410
	2015	62,820	-	-	-	-	-	-	62,820

Alex Chan (2)	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-
	2015	61,090	-	-	-	-	-	-	61,090

Bella Tsang (3)	2017	48,462	-	-	-	-	-	-	48,462
	2016	41,667	-	-	-	-	-	-	41,667
	2015	26,923	-	-	-	-	-	-	26,923

Channing Au (4)	2017	42,308	-	-	-	-	-	-	42,308
	2016	61,410	-	-	-	-	-	-	61,410
	2015	28,873	-	-	-	-	-	-	28,873

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or non-exercisable options, as of the years ended December 31, 2017.

Long-Term Incentive Plans

There are no arrangements or plans currently used and in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Director Compensation

None of the directors received compensation for director services during the fiscal year ending December 31, 2017.

Pension Benefits

No named executive officers received or held pension benefits and the Company does not maintain a pension benefit plan during the fiscal year ended December 31, 2017.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of the fiscal year ended December 31, 2017 (i) by each of our directors; (ii) by each of our named executive officers; (iii) by all of our executive officers and directors as a group; and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of December 31, 2017, there were 29,656,130 shares of our common stock outstanding:

		December 31, 2017
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Matthew Mecke (3) Unit T25, GF Bangkok Bank Building 18 Bonham Strand West Sheung Wan, Hong Kong	Common	-	-
Kenneth Tan (4) Block A1 35h Fl The Beverly Hills 6 Broadwood Hong Kong	Common	3,063,725	10.33%
Bella Tsang (5) 7/F., Darton Tower 142 Wai Yip St Kwun Tong, Kowloon Hong Kong	Common	6,905,461	23.29%
Johan Pehrson (6) 3 Westerbergs Gata Halmstad, Sweden 30226	Common	277,101	0.93%
Edmund Yeung (7) Flat C, 7/F Phase I Kingsford Ind. Bldg 26-32 Kwai Hei St Kwai Chun, N.T. Hong Kong	Common	2,024,400	6.83%
Channing Au (8) 7/F., Darton Tower 142 Wai Yip St Kwun Tong, Kowloon Hong Kong	Common	-	-
All Officers and Directors as a Group	Common	12,270,687	41.38%

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

(2) Based on 29,656,130 issued and outstanding shares of VEII Common Stock as of December 31, 2017.

(3) Matthew Mecke is a Director of the Company. His beneficial ownership includes 0 common shares as of December 31, 2017.

(4) Kenneth Tan is the Company's Chief Executive Officer, President and a Director. His beneficial ownership includes 3,063,725 common shares as of December 31, 2017.

(5) Bella Tsang is the Company's Secretary, and a Director of the Company. Her beneficial ownership includes 6,905,461 common shares as of December 31, 2017.

(6) Johan Pehrson is a Director of the Company appointed on July 7, 2014. His beneficial ownership includes 277,101 common shares as of December 31, 2017.

(7) Edmund Yeung is a Director of the Company appointed on June 25, 2015. His beneficial ownership includes 2,024,400 common shares as of December 31, 2017.

(8) Channing Au is the Company's Chief Financial Officer and Treasurer appointed on November 5, 2015. His beneficial ownership includes 0 common shares as of December 31, 2017.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company. The Company has elected not to be governed by the control share provisions or interested shareholder provisions of the laws of State of Nevada, specifically in Nevada Revised Statutes 78.378 to 78.3793, inclusive, and 78.411 to 78.444, inclusive.

The Company is active in exploring possible mergers and acquisitions opportunities as part of its strategy to grow its business lines. As reported in this Annual Report on Form 10-K, the Company and VEI CHN are acquiring 100% of the capital stock of TapServices, Inc., a Philippines company for cash in January 2017, and this transaction do not affect any change of control in the Company.

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

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

The Company has a code of ethics (“policy”). For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

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

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

•the risks, costs and benefits to us;

•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•the terms of the transaction;

•the availability of other sources for comparable services or products; and

•the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Audit Fees	$42,000	$50,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$42,000	$50,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by Ecovis David Yeung Hong Kong for our financial statements as of and for the year ended December 31, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

ITEM 16. Form 10-K Summary. None.

Exhibit List

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

Exhibit Number	Exhibit Title
3.1	Certificate of Amendment to the Articles of Incorporation of Value Exchange International, Inc., dated Sept. 8, 2016. (1)

10.1	Stock Purchase Agreement, dated 23 January 2017, by and among Value Exchange International, Inc., Value Exchange International (China) Ltd., TapServices, Inc., and the sole shareholder of TSI. (2)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF

XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

XBRL Taxonomy Extension Definition Linkbase

*Filed herewith

(1) Incorporated by reference to Exhibit One to the Information Statement, dated October 18, 2016, and filed by Value Exchange International, Inc. with the Commission on October 25, 2016.

(2) Incorporated by reference to Exhibit 2.1 to the Form 8-K, dated January 25, 2017, filed by Value Exchange International, Inc. with the Commission on January 27, 2017.

**The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VALUE EXCHANGE INTERNATIONAL, INC.

Dated: April 16, 2018

s/ Kenneth Tan

By: Kenneth Tan

Its: President, CEO

(Principal executive officer)

/s/ Channing Au

By: Channing Au

Its: Chief Financial Officer

(Principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kenneth Tan and Channing Au and each of them, as his true and lawful attorney-in-fact and agent with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent the full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue thereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Tan	President, Chief Executive Officer, and Director (Principal Executive Officer)	April 16, 2018
Kenneth Tan

/s/ Channing Au	Chief Financial Officer and Treasurer (Principal financial and accounting officer)	April 16, 2018
Channing Au

/s/ Bella Tsang	Director and Secretary	April 16, 2018
Bella Tsang

/s/ Matthew Mecke	Director	April 16, 2018
Matthew Mecke

/s/ Johan Pehrson	Director	April 16, 2018
Johan Pehrson

/s/ Edmund Yeung	Director	April 16, 2018
Edmund Yeung

VALUE EXCHANGE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The board of directors and stockholders of

VALUE EXCHANGE INTERNATIONAL, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Value Exchange International, Inc. (“the Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 and 2016, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ecovis David Yeung Hong Kong

Ecovis David Yeung Hong Kong

Certified Public Accountants

Hong Kong, China

April 15, 2018

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS	US$	US$

CURRENT ASSETS
Cash	23,062	448,053
Accounts receivable, less allowance for doubtful accounts	968,878	451,122
Amounts due from related parties	310,418	760,302
Other receivables and prepayments	313,607	108,141
Inventories	21,489	-
Deposit for acquisition	-	200,000
Total current assets	1,637,454	1,967,618

NON-CURRENT ASSETS
Plant and equipment, net	369,768	178,624
Deferred tax assets	32,668	-
Goodwill	206,812	-
Intangible assets	133,761	-
Total non-current assets	743,009	178,624

Total assets	2,380,463	2,146,242

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	499,884	255,854
Other payables and accrued liabilities	741,209	448,227
Deferred income	200,267	653,686
Amounts due to related parties	141,120	187,403
Current portion of long term bank loan and short term bank loan	31,882	-
Total current liabilities	1,614,362	1,545,170

NON-CURRENT LIABILITIES
Deferred tax liabilities	42,604	-
Long term bank loan	1,926	-
Total non-current liabilities	44,530	1,545,170

Total liabilities	1,658,892	1,545,170

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Retained earnings / (Accumulated deficit)	39,957	(30,977)
Accumulated other comprehensive loss	(9,272)	(58,837)
Total shareholders’ equity	721,571	601,072

Total liabilities and shareholders’ equity	2,380,463	2,146,242

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
	US$	US$

NET REVENUES
Service income	6,455,700	3,999,395

COST OF SERVICES
Cost of service income	(5,013,415)	(2,870,638)
GROSS PROFIT	1,442,285	1,128,757

OPERATING EXPENSES:
General and administrative expenses	(1,332,218)	(1,068,279)
Foreign exchange gain / (loss)	(48,580)	3,045
TOTAL OPERATING EXPENSES	(1,380,798)	(1,065,234)

INCOME FROM OPERATIONS	61,487	63,523

OTHER INCOME (EXPENSES):
Interest income	222	239
Interest expense	(17,195)	(24,726)
Redundancy cost	(70,326)	(144,281)
VAT refund	10,569	63,340
Management fee income	66,659	108,495
Others	11,721	22,503
Total other income (expenses), net	1,650	25,570

INCOME BEFORE PROVISION FOR INCOME TAXES	63,137	89,093

INCOME TAXES CREDIT (EXPENSES)	7,797	(35,204)
NET INCOME	70,934	53,889

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	49,565	(21,892)

COMPREHENSIVE INCOME	120,499	31,997

Net loss per share, basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding	29,656,130	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total
	Share	Amount
January 1, 2016	29,656,130	297	690,589	(84,866)	(36,945)	569,075
Net income	-	-	-	53,889	-	53,889
Foreign currency translation adjustment	-	-	-	-	(21,892)	(21,892)
December 31, 2016	29,656,130	297	690,589	(30,977)	(58,837)	601,072

January 1, 2017	29,656,130	297	690,589	(30,977)	(58,837)	601,072
Net income	-	-	-	70,934	-	70,934
Foreign currency translation adjustment	-	-	-	-	49,565	49,565
December 31, 2017	29,656,130	297	690,589	39,957	(9,272)	721,571

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	70,934	53,889
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation	108,208	56,042
Amortization	66,880	-
Loss on disposal of plant and equipment	12,019	-
Loan interest expenses	17,195	-
Deferred income taxes	(54,872)	37,682
Changes in operating assets and liabilities
Accounts receivable	(341,247)	(130,871)
Other receivables, deposit and prepayments	(179,548)	(18,263)
Amounts due from related parties	449,884	(12,626)
Inventories	(2,795)	-
Accounts payable	229,744	227,718
Other payables and accrued liabilities	49,606	(1,328)
Deferred income	(488,499)	209,798
Amounts due to related parties	(302,438)	(73,591)
Net cash provided by (used in) operating activities	(364,929)	348,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(186,962)	(102,129)
Acquisition of a subsidiary	85,788	-
Net cash used in investing activities	(101,174)	(102,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Process of bank loan	45,006	-
Repayment of loan from a director	(42,189)	(216,642)
Net cash (used in) provided by financing activities	2,817	(216,642)

EFFECT OF EXCHANGE RATE ON CASH	38,295	(15,967)
INCREASE IN CASH	(424,991)	13,712
CASH, beginning of year	448,053	434,341
CASH, end of year	23,062	448,053

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	(7,196)	(24,726)
Cash received for interest	222	239
Cash paid for income taxes	(490)	(14,756)

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

On May 14, 2013, VEI CHN further established another operating subsidiary, Ke Dao Solutions Limited in Hong Kong, which subsequently changed its name to Cumberbuy.com Limited (“CUMBERBUY”) on May 26, 2017. CUMBERBUY conducts consultancy services on IT Services and Solutions activities.

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

As of December 31, 2017, all five subsidiaries are wholly owned by the Company.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

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

4. Cumberbuy.com Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on May 14, 2013.

5. TapServices, Inc., a wholly-owned subsidiary of the Company incorporated in Philippines as a private company on March 24, 2009 and acquired by VEI CHN on January 23, 2017.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 2 - Accounting policies (continued)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2017:

	Place of incorporation	Ownership percentage
		2017	2016
Value Exchange International, Inc.	USA	Parent Company	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	100%
Cucumbuy.com Limited	Hong Kong	100%	100%
TapServices, Inc.	Philippines	100%	-

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

YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 2 - Accounting policies (continued)

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

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2017 and 2016, there was no allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 2 - Accounting policies (continued)

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

As of December 31, 2017, the Company’s financial instruments consist principally of cash, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2017.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 2 - Accounting policies (continued)

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

Multiple-deliverable arrangements

The Company derives revenue from fixed-price sale contracts with customers that may provide for the Company to procure hardware and software licenses with varied performance specifications specific to each customer and provide the technical services for systems development and integration of the hardware and software licenses. In instances where the contract price is inclusive of the technical services, the sale contracts include multiple deliverables. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

•The delivered item(s) has value to the customer on a stand-alone basis;

•There is objective and reliable evidence of the fair value of the undelivered item(s); and

•If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 2 - Accounting policies (continued)

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2017 and 2016.

	2017	2016
	US$	US$
NET REVENUES
Service income
systems development and integration	253,652	222,037
systems maintenance	4,470,838	3,124,148
sales of hardware and consumables	1,731,210	653,210
	6,455,700	3,999,395

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

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the years ended December 31, 2017 and 2016 were approximately $3,014 and $185, respectively.

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the years ended December 31, 2017 and 2016 were insignificant.

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the years ended December 31, 2017 and 2016 were insignificant.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 2 - Accounting policies (continued)

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

Year ended	December 31, 2017	December 31, 2016
RMB : USD exchange rate	6.7518	6.6875
Average period ended
HKD : USD exchange rate	7.800	7.800
Average period ended
PESO : USD exchange rate	49.8403	N/A
Average period ended

Year ended	December 31, 2017	December 31, 2016
RMB : USD exchange rate	6.5060	7.0191
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	49.8403	N/A

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 2 - Accounting policies (continued)

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance substantially converges final standards on revenue recognition between the FASB and the International Accounting Standards Board providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. GAAP. In August 2015, FASB issued its final standard formally amending the effective date of the new revenue recognition guidance. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Group is currently evaluating the impact of adoption on its consolidated financial statements.

In January 2016, FASB issued ASU 2016-01 (Subtopic 825-10), Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities not under the fair value option is largely unchanged. The standard is effective for public companies for annual periods (and interim periods within those annual periods) beginning after December 15, 2017. We do not expect a material impact to the consolidated financial statements due to the adoption of this guidance.

In February 2016, FASB issued ASU 2016-02 (Topic 842), Leases, which requires that a lessee should recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expenses for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the method of adoption and the impact ASU 2016-02 will have on our consolidated financial statements, but expect that most existing operating lease commitments will be recognized as operating lease obligations and right-of-use assets as a result of adoption.

In June 2016, FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective on January 1, 2020. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a group is required to recognize an allowance based on its estimate of expected credit loss. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this accounting standard update on our consolidated statements of cash flows.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) ("ASU 2016-18"). This ASU affects all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update will become effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018, and early adoption is permitted in any interim or annual period. We are currently evaluating the impact of this guidance on our consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 2 - Accounting policies (continued)

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The standard is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted. We do not expect a material impact to the consolidated financial statements due to the adoption of this guidance.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features. II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU affects all entities that issue financial instruments (for example, warrants or convertible instruments) that include down round features. Part I of this ASU relates to the recognition, measurement, and earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share, while in Part II does not have an accounting effect. We are in the process of evaluating the impact of this accounting standard update on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Note 3 - Accounts receivable

Accounts receivable as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
	US$	US$
Accounts receivable	972,789	451,122
Allowance for doubtful accounts	(3,911)	-
	968,878	451,122

During the years ended December 31, 2017 and 2016, the Company did not have delinquent accounts receivable to write-off.

All of the Company’s customers are located in the PRC and Hong Kong. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Note 4 - Other receivables and prepayments

Other receivables and prepayments as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
	US$	US$
Prepaid expense	62,948	37,937
Rental deposits	85,355	45,343
Others	165,304	24,861
	313,607	108,141

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 5 - Inventories

Inventories as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
	US$	US$
Finished goods	21,489	-

Note 6 – Plant and equipment, net

Plant and equipment consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	US$	US$
Leasehold improvements	145,399	45,418
Computer equipment	254,040	199,689
Computer software	162,172	157,976
Office furniture and equipment	92,318	56,339
Motor Vehicle	155,536	51,282
Building	66,212	-
Total	875,677	510,704
Less: accumulated depreciation	(505,909)	(332,080)
Plant and equipment, net	369,768	178,624

Depreciation expense for the years ended December 31, 2017 and 2016 amounted to $108,208 and $56,042, respectively. For the years ended December 31, 2017 and 2016, no interest expense was capitalized into plant and equipment.

As of December 31, 2017 and 2016, the Company's motor vehicle was under finance lease arrangement with a net carrying amount $45,513 and nil respectively.

Note 7 – Acquisition of a subsidiary

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 7 – Acquisition of a subsidiary (continued)

Upon consummation of the Agreement, TSI is operated as a wholly owned subsidiary of the Purchaser, which Purchaser is a wholly owned subsidiary of the Company.

The Agreement contained usual and customary indemnification provisions.

Note 8 – Goodwill

Goodwill consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	US$	US$
Goodwill arising from acquisition of TSI (Note 7)	206,812	-

Note 9 – Intangible Assets

Intangible Assets consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	US$	US$
Customer relationship	200,641	-
Less: accumulated amortization	(66,880)	-
	133,761	-

Amortization expense for the year ended December 31, 2017 and 2016 amounted to $66,880 and nil, respectively. The amortization expense was included in general and administrative expenses.

Note 10 – Bank loan

Bank loan and accruals consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	US$	US$
Long term bank loan	24,578	-
Less: Current portion of long term bank loan	(22,652)	-
	1,926	-
Short term bank loan	9,230	-
Current portion of long term bank loan	22,652	-
	31,882	-

As of December 31, 2017 and 2016, the above bank loan secured by property and equipment with net carrying amount of $45,513 and nil respectively.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 11 – Other payables and accrued liabilities

Other payables and accruals consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	US$	US$
Accrual	516,907	337,433
Accrued redundancy cost	72,980	109,857
Income taxes payable	151,322	937
	741,209	448,227

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

Note 12 – Deferred income

Deferred income consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	US$	US$
Service fees received in advance	200,267	653,686

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 13 - Income taxes

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

The Company’s Philippine subsidiary is subject to Philippine Statutory Corporate Income Tax at 30%.

The Company’s PRC subsidiary in the PRC is subject to PRC Enterprise Income Tax at 25%.

The Income Tax Laws in PRC also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside PRC for distribution of earnings generated after January 1, 2008. Under the Income Tax Laws, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As the Company’s subsidiary located in the PRC that are available for distribution to the Company of approximately $0 at December 31, 2016 are considered to be indefinitely reinvested, and accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company. As of December 31, 2017, the Company’s subsidiary located in the PRC that are available for distribution to the Company of approximately $0.

The Company’s income tax expense consisted of:

	Year ended December 31,
	2017	2016
	US$	US$
Current income tax	46,368	(2,478)
Deferred income tax	(54,165)	37,682
Income tax (credit) / expense	(7,797)	35,204

A reconciliation of the income tax expense / (credit) applicable to income before tax using the applicable statutory rates for the jurisdictions in which the Company and its subsidiaries operated to the tax expense / (credit) at the effective tax rates are as follows:

	Year ended December 31,
	2017	2016
	US$	US$
Pre-tax income / (loss)	63,137	89,093

U.S. federal corporate income tax rate	34%	34%
Philippine corporate income tax rate	30%	-
P.R.C. corporate income tax rate	25%	25%
Hong Kong corporate income tax rate	16.5%	16.5%

Current tax computed at various jurisdiction rate	46,368	(2,478)
Deferred tax computed at various jurisdiction rate	(54,165)	37,682
Effective income taxes	(7,797)	35,204

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 13 - Income taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,
	2017	2016
	US$	US$
Deferred income tax assets:
Tax losses	32,668	-

Deferred income tax liabilities:
Allowances in excess of the related amortization	42,604	-

Note 14 – Statutory reserves

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 15 – Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	December 31,
	2017	2016
	US$	US$
Due from related parties
Value Exchange International Limited (i)	310,418	582,017
TAP Services Inc., Philippines (ii)	-	178,285
	310,418	760,302

Due to related parties
Mr. Kenneth Tan (iii)	-	51,282
Mr. Edmund Yeung (iv)	136,120	126,121
Mr. Matthew Mecke (v)	2,500	2,500
Mr. Johan Pehrson (vi)	2,500	7,500
	141,120	187,403

Related party transactions:

	Year end December 31,
	2017	2016
	US$	US$
Subcontracting fees paid to Value Exchange International Limited (i)	(217,949)	-

Interest expenses payable to Mr. Edmund Yeung (iv)	(9,999)	(20,537)

Purchase of a motor vehicle from Mr. Kenneth Tan (iii)	-	(51,282)

Management fees received from Value Exchange International Limited (i)	66,659	108,495

(i)Mr. Kenneth Tan, a director of the Company, is a shareholder and a director of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)TSI was managed by Mr. Benny Lee, a director of the Company’s subsidiary VEI SHG. The balance is unsecured, interest free and repayable on demand.

TSI is a wholly owned subsidiary of the Company since January 2017 (Note 7).

(iii)Mr. Kenneth Tan is a director of the Company. The balance is unsecured, interest free and repayable on demand.

(iv)Mr. Edmund Yeung is a director of the Company. The balance included a loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016 amount to US$126,120 as of December 31, 2017. As of the day of this report, no repayment has been made since December 31, 2017.

The remaining balance is unsecured, interest free and repayable on demand.

(v)Mr. Matthew Mecke is a director of the Company. The balance is unsecured, interest free and repayable on demand.

(vi)Mr. Johan Pehrson is a director of the Company. The balance is unsecured, interest free and repayable on demand.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 16 - Commitments

The Company’s contractual obligations primarily consist of operating lease obligations. The following table sets forth a breakdown of the contractual obligations as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Operating lease commitment	US$	US$
Within 1 year	311,381	136,882
2 – 5 years	327,913	-
	639,294	136,882

Note 17 - Concentration of risks

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

The following individual customer accounted for 10% or more of the Company’s revenues for the years ended December 31, 2017 and 2016:

	2017	2016
Aisino Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd. Company	26.7%	41.2%
Wuhan Watson's Personal Care Stores Co., Limited	15.6%	22.6%
Fujitsu Hong Kong Limited	15%	15%
Wincor Nixdorf (Hong Kong) Limited	11.4%	6%

Individual customer accounts receivable that represented 10% or more of total accounts receivable as of December 31, 2017 and 2016 were as follows:

	Percentage of accounts receivable as of December 31,
	2017	2016
Fujitsu Hong Kong Limited	42.8%	20.2%
Wincor Nixdorf (Hong Kong) Limited	9.9%	27.0%
Parkn Shop Hong Kong Limited	2.6%	22.8%
Fujitsu South China Limited	-	11.2%
Aisino Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd. Company	10.1%	6.6%