Form 10-Q
period 2018-03-31
Value Exchange International, Inc.
filed 2018-05-09
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, Emerging Growth Company or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging Growth Company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of March 31, 2018, there were 29,656,130 shares of common stock issued and outstanding.

FORM 10-Q

Value Exchange International, Inc.

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	223,799	23,062
Accounts receivable, less allowance for doubtful accounts	801,088	968,878
Amounts due from related parties	532,238	310,418
Other receivables and prepayments	691,408	313,607
Inventories	20,187	21,489
Total current assets	2,268,720	1,637,454

NON-CURRENT ASSETS
Plant and equipment, net	363,411	369,768
Deferred tax assets	32,042	32,668
Goodwill	206,812	206,812
Intangible assets	128,187	133,761
Total non-current assets	730,452	743,009

Total assets	2,999,172	2,380,463

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	358,166	499,884
Other payables and accrued liabilities	704,364	741,209
Deferred income	762,917	200,267
Amounts due to related parties	143,586	141,120
Current portion of long term bank loan and short term bank loan	24,035	31,882
Total current liabilities	1,993,068	1,614,362

NON-CURRENT LIABILITIES
Deferred tax liabilities	40,753	42,604
Long term bank loan	-	1,926
Total non-current liabilities	40,753	44,530

Total liabilities	2,033,821	1,658,892

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Retained earnings	291,735	39,957
Accumulated other comprehensive losses	(17,270)	(9,272)
Total shareholders’ equity	965,351	721,571

Total liabilities and shareholders’ equity	2,999,172	2,380,463

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income	2,166,441	1,654,562

COST OF SERVICES
Cost of service income	(1,605,218)	(962,305)

GROSS PROFIT	561,223	692,257

OPERATING EXPENSES:
General and administrative expenses	(340,484)	(291,722)
Foreign exchange loss	(2,571)	(4,279)
PROFIT FROM OPERATIONS	218,168	396,256

OTHER INCOME (EXPENSES):
Interest income	39	1,068
Interest expense	(5,238)	(4,224)
VAT refund	18,946	6,669
Management fee income	18,013	27,932
Others	-	2,900
Total other income (expenses), net	31,760	34,345

PROFIT BEFORE PROVISION FOR INCOME TAXES	249,928	430,601

INCOME TAXES CREDIT	1,850	5,016
NET PROFIT	251,778	435,617

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(7,997)	1,554

COMPREHENSIVE INCOME	243,782	437,171
Earnings per share, basic and diluted	0.01	0.01

Weighted average number of shares outstanding	29,656,130	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	251,778	435,617
Adjustments to reconcile net profit to cash provided by (used in) operating activities:
Depreciation	33,513	21,892
Amortization	5,573	16,720
Interest expenses	5,238	2,465
Deferred income taxes	(1,225)	(5,016)
Loss on disposal of plant and equipment	6,440	-
Changes in operating assets and liabilities
Accounts receivable	167,790	(369,051)
Other receivables and prepayments	(377,801)	(12,046)
Amounts due from related parties	(221,820)	275,899
Inventories	1,302	1,813
Accounts payable	(141,718)	24,465
Other payables and accrued liabilities	(36,845)	(108,843)
Deferred income	562,650	(382,048)
Amounts due to related parties	-	(251,476)
Net cash provided by (used in) operating activities	254,875	(349,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(39,321)	(26,932)
Proceed from disposal of plant and equipment	10,530	-
Acquisition of a subsidiary	-	85,788
Net cash (used in) provided by investing activities	(28,791)	58,856

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan from a director	-	-
Repayment of bank loan	(12,368)	(2,599)
Net cash used in by financing activities	(12,368)	(2,599)

EFFECT OF EXCHANGE RATE ON CASH	(12,979)	245
INCREASE (DECREASE) IN CASH	200,737	(293,107)
CASH, beginning of period	23,062	448,053
CASH, end of period	223,799	154,946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	(2,772)	(1,759)
Cash received for interest	39	1,068

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Operations and Continuance of Business

Value Exchange International, Inc. (“VEII”, “Company”, “we” or “us”) was incorporated in the State of Nevada on June 26, 2007. The Company’s principal business, conducted through its operating subsidiaries, is to provide customer-centric solutions for the retail industry in China, Hong Kong SAR and Manila, Philippines. By integrating market-leading Point-of-Sale/Point-of-Interaction (“POS/POI”), Merchandising, Customer Relations Management or “CRM” and related rewards, Locational Based (Global Positing System (“GPS”) and Indoor Positioning System (“IPS”)) Marketing, Customer Analytics and Business Intelligence solutions, VEII provides retailers with the capability to offer a consistent shopping experience across all marketing and sales channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. VEII promotes itself as a single information technology (“IT”) source for retailers who want to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. VEII services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channel. VEII’s retail solutions are installed in an estimated 30%-40% of POS/POI-suitable retailers in Hong Kong and Manila, Philippines, processing tens of millions of transactions a year. Company is headquartered in Hong Kong and with offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; Manila, Philippines; and Kuala Lumpur, Malaysia.

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

For financial reporting purposes, the transaction represents a "reverse merger" rather than a business combination and VEII is deemed to be the accounting acquiree in the transaction. The transaction is being accounted for as a reverse merger and recapitalization. VEII is the legal acquirer but accounting acquiree for financial reporting purposes and VEI CHN is the acquired company but accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the transaction will be those of VEI CHN and will be recorded at the historical cost basis of VEI CHN, and no goodwill was recognized in this transaction. The consolidated financial statements after completion of the transaction includes the assets and liabilities of VEI CHN and VEII, and the historical operations of VEII and the combined operations of VEI CHN from the initial closing date of the transaction.

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

As of March 31, 2018, all five subsidiaries are wholly-owned by the Company.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2018:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
Cumberbuy.com Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%

b)Use of Estimates

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

c)Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with financial institutions or state-owned banks within the PRC and Hong Kong.

d)Interim Financial Statements

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

e)Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of March 31, 2018 and December 31, 2017, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

f)Inventories

Inventories are valued at the lower of cost and net realizable value. Cost for inventories is determined using the “first-in, first-out” method.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.Summary of Significant Accounting Policies (continued)

f)Inventories (continued)

Management reviews inventories for obsolescence or cost in excess of net realizable value periodically. The obsolescence, if any, is recorded as a provision against the inventory. The cost in excess of market value is written off and recorded as additional cost of sales.

g)Plant and equipment

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

h)Goodwill and intangibles

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

i)Impairment of long-lived assets

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.Summary of Significant Accounting Policies (continued)

i)Impairment of long-lived assets (continued)

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

j)Fair value of financial instruments

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

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.Summary of Significant Accounting Policies (continued)

k)Comprehensive income

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

l)Earnings per share

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

m)Revenue recognition

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

2.Summary of Significant Accounting Policies (continued)

m)Revenue recognition (continued)

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
•systems development and integration	98,839	117,944
•systems maintenance	1,419,913	1,282,735
•sales of hardware and consumables	647,689	253,883
	2,166,441	1,654,562

Billings in excess of revenues recognized are recorded as deferred revenue.

n)Income taxes

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

2.Summary of Significant Accounting Policies (continued)

o)Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the statements of income on a straight-line basis over the lease periods.

p)Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the three months ended March 31, 2018 and 2017 were insignificant.

q)Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the three months ended March 31, 2018 and 2017 were insignificant.

r)Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the three months ended March 31, 2018 and 2017 were insignificant.

s)Foreign currency translation

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

Quarter ended	March 31, 2018	March 31, 2017
RMB : USD exchange rate	6.3337	6.8978
average period ended
HKD : USD exchange rate	7.800	7.800
average period ended
PESO : USD exchange rate	49.7431	49.8403
average period ended

Quarter ended	March 31, 2018	December 31, 2017
RMB : USD exchange rate	6.2417	6.5060
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	50.8143	49.8403

t)Stock-based Compensation

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

2.Summary of Significant Accounting Policies (continued)

u)Commitments and contingencies

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

v)Segment Reporting

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

w)Recent accounting pronouncements

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.Summary of Significant Accounting Policies (continued)

w)Recent accounting pronouncements (continued)

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

3.Accounts receivable

Accounts receivable consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	US$	US$
	(unaudited)
Accounts receivable	804,925	972,789
Allowance for doubtful accounts	(3,837)	(3,911)
	801,088	968,878

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.Other receivables and prepayments

Other receivables and prepayments consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	US$	US$
	(unaudited)
Deposits and prepaid expense	153,987	148,303
Others	537,421	165,304
	691,408	313,607

5.Inventories

Inventories as of December 31, 2017 and 2016 consisted of the following:

	March 31, 2018	December 31, 2017
	US$	US$
	(unaudited)
Finished goods	20,187	21,489

6.Plant and equipment, net

Plant and equipment consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	US$	US$
	(unaudited)
Leasehold improvements	125,584	145,399
Office furniture and equipment	128,151	254,040
Computer equipment	262,360	162,172
Computer software	163,440	92,318
Motor Vehicle	154,709	155,536
Building	65,058	66,212
Total	899,302	875,677
Less: accumulated depreciation	(535,891)	(505,909)
Plant and equipment, net	363,411	369,768

Depreciation expense for the three months period ended March 31, 2018 and 2017 amounted to $33,513 and $21,892, respectively. For the three months period ended March 31, 2018 and 2017, no interest expense was capitalized into plant and equipment.

As of March 31, 2018 and December 31, 2017, the Company's motor vehicle was under finance lease arrangement with a net carrying amount $39,010 and $45,513 respectively.

7.Acquisition of a subsidiary

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.Acquisition of a subsidiary (continued)

As of 26 January 2017, VEII received written consents from 9 beneficial owners of an aggregate of 16,095,324 shares of Company Common Stock, $0.00001 par value, (“Common Stock”), which shares represent 54.27% of the aggregate voting power of the Common Stock as of a record date of January 23, 2017 and which written consents approved the Agreement. With the receipt of these written consents, the Agreement was signed by all of the parties to the Agreement and approved by all corporate parties’ board of directors and shareholders.

Under the Agreement, the Purchaser acquired 1,250 shares of TSI Common Stock held by the Seller, constituting all of the issued and outstanding shares of TSI Common Stock, for a purchase price of Two Thousand Six Hundred and Thirty-Six United States Dollars (US$2,636.00), and received Eighty Eight Thousand and Forty Four (88,044) shares of TSI Common Stock from TSI for a purchase price of Two Hundred Thousand Dollars and No Cents ($200,000.00). The purchase price for the 1,250 shares of TSI Common Stock was funded from cash on hand and the purchase price for the Eighty Eight Thousand and Forty Four (88,044) shares of TSI Common Stock was funded by a January 2015 good faith earnest money deposit from the Company.

Upon consummation of the Agreement, TSI was operated as a wholly owned subsidiary of the Purchaser, which Purchaser is a wholly owned subsidiary of the Company. The Agreement contained usual and customary indemnification provisions.

8.Goodwill

Goodwill consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	US$	US$
	(unaudited)
Goodwill arising from acquisition of TSI (Note 6)	206,812	206,812

9.Intangible Assets

Intangible Assets consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	US$	US$
	(unaudited)
Customer relationship	200,641.00	200,641.00
Less: accumulated depreciation	(72,454.00)	(66,880.00)
	128,187.00	133,761.00

Amortization expense for the three months period ended March 31, 2018 and 2017 amounted to $5,573 and $16,720, respectively. The amortization expense was included in general and administrative expenses.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.Bank loan

Bank loan and accruals consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	US$	US$
	(unaudited)
Long term bank loan	-	24,578
Less: Current portion of long term bank loan	-	(22,652)
	-	1,926
Short term bank loan	24,035	9,230
Current portion of long term bank loan	-	22,652
	24,305	31,882

As of March 31, 2018 and December 31, 2017, the Company's bank loan secured by property and equipment with net carrying amount of $39,010 and $45,513 respectively.

11.Other payables and accrued liabilities

Other payables and accruals consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

	US$	US$
	(unaudited)
Accrual	540,533	516,907
Accrued redundancy cost	41,191	72,980
Income taxes payable	122,640	151,322
	704,364	741,209

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

12.Deferred income

Deferred income consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	US$	US$
	(unaudited)
Service fees received in advance	762,917	200,267

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.Statutory reserves

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

14.Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	March 31, 2018	December 31, 2017

	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	532,238	310,418

Due to related parties
Mr. Edmund Yeung (ii)	138,586	136,120
Mr. Matthew Mecke (iii)	2,500	2,500
Mr. Johan Pehrson (iv)	2,500	2,500
	143,586	141,120

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party transactions:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	US$	US$
	(unaudited)	(unaudited)
Interest expenses payable to Mr. Edmund Yeung (ii)	(2,466)	(2,465)

Management fees received from Value Exchange International Limited (i)	-	27,932

(i)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)Mr. Edmund Yeung, a director of the Company. The balance included a loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016 amount to US$118,586 as of March 31, 2018. The balance included accrued interest payable to Mr. Edmund Yeung of $2,465 as of March 31, 2018. As of the day of this report, no repayment has been made since March 31, 2018.

The remaining balance is unsecured, interest free and repayable on demand.

(iii)Mr. Matthew Mecke, a director of the Company. The balance is unsecured, interest free and repayable on demand.

(iv)Mr. Johan Pehrson, a director of the Company. The balance is unsecured, interest free and repayable on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains “forward-looking statements”. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of business development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us and effects as well as our ability to fund, and integrate and grow acquired business lines. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the U.S. Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Certain Terms

Except as otherwise indicated by the context, references in this report to:

•“Company,” “we,” “us” and “our” are to the combined business of Value Exchange International, Inc., a Nevada corporation, and its consolidated subsidiaries;

•“China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

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

CORPORATE OVERVIEW

History of Value Exchange International, Inc.

Organization.

We were incorporated in the State of Nevada on June 26, 2007 under the name “China Soaring Inc.” We changed the Company's name to “Sino Payments, Inc.” on November 26, 2008 and then further changed to the current name as “Value Exchange International, Inc.” in October 2016. Our Common Stock’s trading symbol changed at the same time from “SNPY” to “VEII.”

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

Current Business Focus.

We are a provider of customer-centric solutions for the retail industry in China, Hong Kong SAR and Philippines. We intend to seek expansion of that territory to other parts of Southeast Asia. By integrating market-leading Point-of-Sale/Point-of-Interaction (“POS/POI”), Merchandising, Customer Relations Management or “CRM” and related rewards, Locational Based (Global Positioning System (“GPS”) and Indoor Positioning System (“IPS”)) Marketing, Customer Analytics, Business Intelligence solutions, our products and services are intended to provide retailers with provide retailers with the capability to offer a consistent shopping experience across all channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. We promote ourselves as a single information technology (“IT”) source for retailers who wanted to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. Our products and services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channel. Our retail solutions are installed in an estimated 30%-40% of POS/POI-suitable retailers in Hong Kong and Manila, Philippines, processing tens of millions of transactions a year. Company is headquartered in Hong Kong and with offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; Manila, Manila, Philippines; and Kuala Lumpur, Malaysia.

We intend to seek expansion of our current geographical markets to other parts of Southeast Asia by seeking new businesses and by possible acquisitions of existing businesses. Seeking new business and expanding our markets will require adequate and affordable funding or working capital and beating competition for the new business. Acquisitions will require finding suitable acquisitions that will agree to terms and conditions acceptable to us and the successful integration of new businesses into our operations. We may be unable to win new business or acquire any new businesses and, consequently, we may be unable to expand our geographical markets.

With the completion of the Share Exchange, the Company, through its operating subsidiaries, is focusing and will focus on its IT Business, and seek to expand its IT Business services to commercial customers in PRC and Asia Pacific Region. This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer order in our core markets of Hong Kong SAR and China than the “IP Business” (as defined below) and presents an industry segment that better suits our current technical capabilities, marketing capabilities and financial resources.

Initial Business Focus.

Our initial intended, primary business was to operate a credit card processing and merchant-acquiring services company that provided credit card clearing services to merchants and financial institutions in PRC. Since inception, we strived to implement our business plan, including the key step of creating our Global Processing Platform (“SinoPay GPP”). Specifically, the Company’s IP business was to be a provider of Internet Protocol (“IP”) processing services in Asia to bank card-accepting merchants (“IP Business”). We market our services to local merchants with regional retail locations across Asia Pacific as potential customers of their IP and related credit card and debit card processing systems. We offer interoperability through what is envisioned as a highly efficient infrastructure and perceived exceptional knowledge of the IP processing market through our SinoPay GPP platform. The SinoPay GPP system facilitates the processing of all major credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and ~~will~~ is intended to be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. VEII intends to deploy the SinoPay GPP platform throughout Asia with a focus on China, Hong Kong, Thailand, Manila, Philippines, Malaysia, Korea, and Japan.

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

Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry. A general trend affecting our IT Business is the trend of increasing competition for skilled labor. With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets. We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong, Philippines and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail. We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2017 or 2018 to date.

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

IT Business is often affected by general economic conditions in our markets and any decline in those conditions could adversely impact our business and financial performance. During periods of economic growth, customers general spend more for IT Business products and services. During periods of economic contraction or uncertainty, such spending generally decreases or is deferred. As such, the prospective business for our IT Business is generally greater during periods of economic growth or stability in Hong Kong or China or Manila, Philippines, respectively, and decreases during periods of economic decline or uncertainty in Hong Kong, China or Manila, Philippines. In our global economy, and with PRC being still a principal export economy, adverse economic conditions globally or in other regions can adversely impact economic conditions in Hong Kong, Philippines or China. China has experienced a less dynamic growth in gross national product in the past year and this may reduce the willingness of customers to spend on IT Business or IP Business.

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing. We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2017 or fiscal year 2018 to date, but we perceive that the expansion of cloud computing coupled with IT services and products could allow foreign companies to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core markets as well as in the Philippines. We may find it more difficult to compete for IT Business in Hong Kong and China, and perhaps the Philippines, if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems. The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets as well as the Philippines.

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

In order for us to attain sustained success in the near term, we must continue to maintain and grow our customer base, provide high-quality service and satisfy our existing clients, and take advantage of cross-selling opportunities between the IT Business and IP Business. In the current economic environment, we must provide our customers with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced more demand for our IT Business products and services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins in fiscal year 2018 or over the longer term.

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

Principal business

Company’s primary operating subsidiary is VEI CHN. The principal business of VEI CHN for more than 15 years is to provide the Information Technology Services and Solutions (consisting of select services and solutions in computer software programming and integration, and computer systems, Internet and information technology systems engineering, consulting, administration and maintenance, including e-commerce and payment processing) to the Retail Sector, primarily to leading retailers in Hong Kong SAR, Macau SAR and PRC and as more fully described below. As is customary in the industry, such services and solutions are provided by both company employees, contractors and consultants. The primary services and products of the IT Business are:

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

Other services include system installation and implementation, including i) project planning; ii) analysis of customer information and business needs from a IT perspective (“System Analysis”); iii) design of the entire system; iv) hardware and consumables selection advice and sales; and v) system hardware maintenance. These services typically consist of customer projects for New Store Opening (“NSO”) and Install, Move, Add and Change (“IMAC”) for retail, and ad-hoc custom system projects for other business sectors. Our primary focus is the retail sector in Hong Kong SAR, PRC and Manila, Philippines.

b) Systems development and integration

VEI CHN Group provides value-added software, which integrates with customer owned or licensed software, and ad-hoc software development projects for other business sectors. Besides use of proprietary, custom software code, VEI CHN services may from time to time license standard third party software programs.

Financial Performance Highlights

The following are some financial highlights for the first quarter of 2018:

•Net revenue: Our net revenues were $2,166,441 for the three months ended March 31, 2018, as compared to $1,654,562 for the same period in 2017, an increase of $511,879 or 30.9%.

•Gross profit: Gross profit for the three months ended March 31, 2018 was $561,223 or 25.9% of net revenues, as compared to $692,257 or 41.8% of net revenues for the same period in 2017, a decrease of $131,034 or 18.9%.

•Income from operations: Our income from operations totaled $218,168 for the three months ended March 31, 2018, as compared to $396,256 for the same period in 2017, a decrease of $178,088 or 44.9%.

•Net income: We had a net income of $251,778 for the three months ended March 31, 2018, compared to $435,617 for the same period in 2017, a decrease of $177,507 of 40.7%.

•Basic and diluted net income per share was $0.01 for the three months ended March 31, 2018.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2018 and 2017

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three months ended March 31,		Change
	2018	2017
	US$	US$	US$	%

NET REVENUES
Service income	2,166,441	1,654,562	511,879	30.9%
COST OF SERVICES
Cost of service income	(1,605,218)	(962,305)	(642,913)	66.8%
GROSS PROFIT	561,223	692,257	(131,034)	(18.9%)
Operating expenses:
General and administrative expenses	(340,484)	(291,722)	(48,762)	16.7%
Foreign exchange loss	(2,571)	(4,279)	1,708	(39.9%)
INCOME FROM OPERATIONS	218,168	396,256	(178,088)	(44.9%)
OTHER INCOME (EXPENSES)	31,760	34,345	(2,585)	(7.5%)
INCOME BEFORE PROVISION FOR INCOME TAXES	249,928	430,601	(180,673)	(42.0%)
INCOME TAXES CREDIT	1,850	5,016	(3,166)	(63.1%)
NET INCOME	251,778	435,617	(177,507)	(40.7%)

Net revenues. Net revenues were $2,166,441 for the three months ended March 31, 2018, as compared to $1,654,562 for the same period in 2017, an increase of $511,879 or 30.9%. This increase was primarily attributable to the increase in our revenue from i) systems maintenance with revenue increasing from $1,282,735 for the three months ended March 31, 2017 to $1,419,913 for the three months ended March 31, 2018; and ii) sales of hardware and consumables with revenue increasing from $253,883 for the three months ended March 31, 2017 to $647,689 for the three months ended March 31, 2018; offset by iii) systems development and integration with revenue decreasing from $117,944 for the three months ended March 31, 2017 to $98,839 for the three months ended March 31, 2018.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $1,605,218 or 74.1% of net revenues, for the three months ended March 31, 2018, as compared to $962,305 or 58.2% of net revenues, for the same period in 2017, an increase of $642,913 or 66.8%. The increase in cost of services was mainly attributable to the increase in our cost of technical staff, contracting fees to suppliers and overhead.

Gross profit. Gross profit for the three months ended March 31, 2018 was $561,223 or 25.9% of net revenues, as compared to $692,257 or 41.8% of net revenues, for the same period in 2017, a decrease of $131,034 or 18.9%. The decrease of gross profit was largely due to the increase in cost of services, offset by the increase in net revenues compare to the same period of 2017.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $340,484 or 15.7% of net revenues, for the three months ended March 31, 2018, as compared to $291,722 or 17.6% of net revenues, for the same period in 2017, an increase of $48,762 or 16.7%. The primary reason for the increase was attributable to an increase in office rent and professional fee expenses.

Profit from operations. As a result of the above, our profit from operations totaled $218,168 for the three months ended March 31, 2018, as compared to $396,256 for the same period in 2017, a decrease of $178,088 or 44.9%.

Income taxes credit. Income taxes credit decreased to $1,850 or 0.1% of net revenues for the three months ended March 31, 2018, as compared to $5,016 or 0.3% for the same period in 2017, a decrease of $3,166 or 63.1%. The increase was primarily attributable to the movement in deferred tax liabilities for the three months ended March 31, 2018.

Net income. As a result of the foregoing, we had a net income of $251,778 for the three months ended March 31, 2018, compared to $435,617 for the same period in 2017, a decrease of $177,507 or 40.7%, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $223,799. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Three Months Ended
	March 31,
	2018	2017
	US$	US$
Net cash provided by (used in) operating activities	254,875	(349,609)
Net cash (used in) provided by investing activities	(28,791)	58,856
Net cash used in financing activities	(12,368)	(2,599)
Effect of exchange rate changes on cash and cash equivalents	(12,979)	245
Net increase (decrease) in cash and cash equivalents	200,737	(293,107)
Cash and cash equivalents at the beginning of period	23,062	448,053
Cash and cash equivalents at the end of period	223,799	154,946

Operating Activities

Net cash provided by operating activities was $254,875 for the three months ended March 31, 2018, which was a change of 604,484 or 172.9% from net cash used in operating activities $349,609 for the same period of 2017. The increase in net cash provided by operating activities was mainly attributable to the following:

1)A change of Accounts receivable, Deferred income and Amounts due to related parties increased our operating cash balances by $536,841, $944,698 and $251,476 respectively; offset by;

2)Net income of $251,778 for the three months ended March 31, 2018, compared to $435,617 for the same period in 2017; and

3)A change of Other receivables and prepayments, Amounts due from related parties and Accounts payable decreased our operating cash balances by $365,755, $497,719 and $166,183.

Investing Activities

Net cash used in investing activities was $28,791 for the three months ended March 31, 2018, which was a change of $87,647 from net cash provided by investing activities $58,856 in the same period in 2017. The change in net cash (used in) provided by investing activities was attributable to cash used in the purchase of plant and equipment by $39,321; offset by the proceed of disposal of fixed asset by $10,530, during the three months ended March 31, 2018.

Financing Activities

Net cash used in financing activities was $12,368 for the three months ended March 31, 2018, which was an increase of $9,769 or 375.9% from $2,599 in the same period in 2017. The increase in net cash used in financing activities was attributable to the repayment of bank loan by $12,368 during the three months ended March 31, 2018.

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

As previously announced, we entered into IT Business services and products agreement with a Chinese retailer of personal healthcare and cosmetic goods in 2018. The funding demands of this contract may require the Company to secure new funding and/or financing. As of March 31, 2018, the Company has realized $729,427 gross revenues and incurred $721,533 in costs from this contract.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2018:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
•systems development and integration	98,839	117,944
•systems maintenance	1,419,913	1,282,735
•sales of hardware and consumables	647,689	253,883
	2,166,441	1,654,562

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

Quarter ended	March 31, 2018	March 31, 2017
RMB : USD exchange rate	6.3337	6.8978
average period ended
HKD : USD exchange rate	7.8	7.8
average period ended
PESO : USD exchange rate	49.7431	49.8403
average period ended

Quarter ended	March 31, 2018	December 31, 2017
RMB : USD exchange rate	6.2417	6.5060
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	50.8143	49.8403

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

We conduct a periodic evaluation, under the supervision and with the participation of our President and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including Company’s President and Chief Financial Officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our internal controls over financial reporting are deemed effective.

The active participation of the Audit Committee in the review and improvement in the disclosure controls and procedures was one action taken to endeavor to improve our disclosure controls and procedures. Further, the Company may seek the assistance of outside consultants with experience in internal disclosure controls and disclosures in fiscal year 2018 to enhance disclosure controls and procedures.

Company uses the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

May 8, 2018		/s/ Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director (Principal Executive Officer)

May 8, 2018		/s/ Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)