Form 10-Q
period 2018-06-30
Value Exchange International, Inc.
filed 2018-08-14
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, Emerging Growth Company or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging Growth Company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of August 10, 2018, there were 29,656,130 shares of common stock issued and outstanding.

FORM 10-Q

Value Exchange International, Inc.

INDEX

Page
PART I - FINANCIAL INFORMATION
3
Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Mine Safety Disclosures	32

Item 5. Other Information	32

Item 6. Exhibits	33

Signatures	33

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	229,767	23,062
Accounts receivable, less allowance for doubtful accounts	1,178,563	968,878
Amounts due from related parties	588,676	310,418
Other receivables and prepayments	184,889	313,607
Inventories	26,327	21,489
Total current assets	2,208,222	1,637,454

NON-CURRENT ASSETS
Plant and equipment, net	349,932	369,768
Deferred tax assets	32,042	32,668
Goodwill	206,812	206,812
Intangible assets	100,320	133,761
Total non-current assets	689,106	743,009

Total assets	2,897,328	2,380,463

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	483,503	499,884
Other payables and accrued liabilities	779,618	741,209
Deferred income	396,184	200,267
Amounts due to related parties	145,989	141,120
Current portion of long term bank loan and short term bank loan	16,804	31,882
Total current liabilities	1,822,098	1,614,362

NON-CURRENT LIABILITIES
Deferred tax liabilities	31,501	42,604
Long term bank loan	-	1,926
Total non-current liabilities	31,501	44,530

Total liabilities	1,853,599	1,658,892

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Retained earnings	336,234	39,957
Accumulated other comprehensive losses	16,609	(9,272)
Total shareholders’ equity	1,043,729	721,571

Total liabilities and shareholders’ equity	2,897,328	2,380,463

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income	1,950,011	1,429,751	4,116,452	3,084,313

COST OF SERVICES
Cost of service income	(1,424,649)	(1,188,072)	(3,029,867)	(2,150,377)

GROSS PROFIT	525,362	241,679	1,086,585	933,936

OPERATING EXPENSES:
General and administrative expenses	(493,386)	(350,175)	(833,870)	(641,897)
Foreign exchange gain (loss)	(1,526)	1,003	(4,097)	(3,276)
INCOME (LOSS) FROM OPERATIONS	30,450	(107,493)	248,618	288,763

OTHER INCOME (EXPENSES):
Interest income	112	(935)	151	133
Interest expense	(3,001)	(3,421)	(8,239)	(7,645)
Redundancy cost	-	(69,005)	-	(69,005)
VAT refund	5,696	68	24,642	6,737
Management fee income	18,755	19,969	36,768	47,901
Loss on disposal of subsidiaries	(12,820)	-	(12,820)	-
Others	-	622	-	3,522
Total other income (expenses), net	8,742	(52,702)	40,502	(18,357)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	39,192	(160,195)	289,120	270,406

INCOME TAXES CREDIT	5,307	4,535	7,157	9,551
NET INCOME (LOSS)	44,499	(155,660)	296,277	279,957

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	33,879	628	25,882	2,182

COMPREHENSIVE INCOME	78,378	(155,032)	322,159	282,139

Net income (loss) per share, basic and diluted	0.00	(0.01)	0.01	0.01

Weighted average number of shares outstanding	29,656,130	29,656,130	29,656,130	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

The accompanying notes are an integral part of these consolidated financial statements.

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	296,277	279,957
Adjustments to reconcile net profit to cash provided by (used in) operating activities:
Depreciation	67,697	48,745
Amortization	33,441	33,440
Interest expenses	8,239	5,685
Deferred income taxes	(10,477)	(10,032)
Loss on disposal of plant and equipment	6,438	-
Loss on disposal of a subsidiary	(12,820)	-
Changes in operating assets and liabilities
Accounts receivable	(209,685)	(151,428)
Other receivables and prepayments	128,718	(121,138)
Amounts due from related parties	(278,258)	304,901
Inventories	(4,838)	(1,502)
Accounts payable	(16,381)	95,177
Other payables and accrued liabilities	38,409	(162,817)
Deferred income	195,917	(408,546)
Amounts due to related parties	(90)	(256,796)
Net cash provided by (used in) operating activities	242,587	(344,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(69,790)	(74,924)
Proceed from disposal of plant and equipment	10,339	-
Acquisition of a subsidiary	-	85,788
Net cash (used in) provided by investing activities	(59,451)	10,864

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan from a director	-	45,006
Repayment of bank loan	(20,165)	(16,683)
Net cash (used in) provided by financing activities	(20,165)	28,323

EFFECT OF EXCHANGE RATE ON CASH	43,734	11,211
INCREASE (DECREASE) IN CASH	206,705	(293,956)
CASH, beginning of period	23,062	448,053
CASH, end of period	229,767	154,097

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	(3,280)	(2,687)
Cash received for interest	151	133
Cash paid for income taxes	(3,946)	-

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Operations and Continuance of Business

Value Exchange International, Inc. (“VEII”, “Company”, “we” or “us”) was incorporated in the State of Nevada on June 26, 2007. The Company’s principal business, conducted through its operating subsidiaries, is to provide customer-centric solutions for the retail industry in China, Hong Kong SAR and Manila, Philippines. By integrating market-leading Point-of-Sale/Point-of-Interaction (“POS/POI”), Merchandising, Customer Relations Management or “CRM” and related rewards, Locational Based (Global Positing System (“GPS”) and Indoor Positioning System (“IPS”)) Marketing, Customer Analytics and Business Intelligence solutions, VEII provides retailers with the capability to offer a consistent shopping experience across all marketing and sales channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. VEII promotes itself as a single information technology (“IT”) source for retailers who want to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. VEII services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channels. VEII’s retail solutions are installed in an estimated 30%-40% of suitable POS/POI-suitable retailers in Hong Kong and Manila, Philippines, processing tens of millions of transactions a year. Company is headquartered in Hong Kong and with field offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; Manila, Philippines; and Kuala Lumpur, Malaysia.

On January 1, 2014, VEII received 100% of the issued and outstanding shares of Value Exchange Int’l. (China) Limited (“VEI CHN”) in exchange for i) newly issued 12,000,000 shares of VEII’s common stock to the majority stockholder of VEI CHN; and ii) 166,667 shares of our common stock held by VEI CHN to be transferred to the majority stockholder of VEI CHN (“Share Exchange”). This transaction resulted in the owners of VEI CHN obtaining a majority voting interest in VEII. The merger of VEI CHN into VEII, which has nominal net assets, resulted in VEI CHN having control of the combined entities. The issuance of securities was done outside the U.S. to non-U.S. entities and persons.

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

On September 25, 2008, VEI CHN acquired its second operating subsidiary, TAP Services (HK) Limited in Hong Kong, which subsequently changed its name to Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 14, 2013. VEI HKG engages in software development, trading and servicing of computer hardware and software activities.

On May 14, 2013, VEI CHN further established another operating subsidiary, Ke Dao Solutions Limited in Hong Kong, which subsequently changed its name to Cumberbuy.com Limited (“CUMBERBUY”) on May 26, 2017. CUMBERBUY conducts consultancy services for IT Services and Solutions activities. On May 21, 2018, VEI CHN disposed of CUMBERBUY with consideration of HK$1. CUMBERBUY was not a material operation or asset of VEII and had no operations or revenues.

In January 2017, VEI CHN acquired 100% of the capital stock of TapServices, Inc., a corporation organized under the laws of the Republic of the Philippines (the “TSI”). TSI engages in software development, trading and servicing of computer hardware and software activities in Philippines. TSI is operated as a subsidiary of VEI CHN. Prior to and continuing after the acquisition, TSI relied on VEI CHN for provision of IT services and this reliance continues into the fiscal quarter of this Form 10-Q Report.

As of June 30, 2018, all four subsidiaries are wholly-owned by the Company.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2018:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%

b)Use of Estimates

Preparing consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring using management’s estimates and assumptions relate to the collectability of its receivables, the fair value and accounting treatment of financial instruments, the valuation of long-lived assets and valuation of deferred tax liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates. In addition, different assumptions or circumstances could reasonably be expected to yield different results. VEII cannot foresee all circumstances and factors that affect actual results of operations.

c)Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of six months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with financial institutions or state-owned banks within the PRC and Hong Kong.

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

e)Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of June 30, 2018 and December 31, 2017, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

g)Plant and equipment

Plant and equipment is stated at cost less accumulated depreciation and accumulated impairment losses, if any. Expenditures for maintenance and repairs are charged to earnings as incurred. Major additions in plant and equipment are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

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

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2018 and 2017.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.Summary of Significant Accounting Policies (continued)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income
systems development and integration	68,253	20,932	167,092	138,876
systems maintenance	1,319,069	1,189,083	2,738,982	2,471,818
sales of hardware and consumables	562,689	219,736	1,210,378	473,619
	1,950,011	1,429,751	4,116,452	3,084,313

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

p)Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the six months ended June 30, 2018 and 2017 were insignificant.

q)Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the six months ended June 30, 2018 and 2017 were insignificant.

r)Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the six months ended June 30, 2018 and 2017 were insignificant.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.Summary of Significant Accounting Policies (continued)

s)Foreign currency translation

The functional currency and reporting currency of the Company is the U.S. Dollar. (“US$” or “$”). The functional currency of the Hong Kong subsidiaries is the Hong Kong Dollar or “HK$”. The functional currency of the PRC subsidiary is the RMB. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the exchange rate as quoted by the Hong Kong Monetary Authority (“HKMA”) at the end of the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments resulting from this process are included in accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Quarter ended	June 30, 2018	June 30, 2017
RMB : USD exchange rate	6.3382	6.8808
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	50.8143	49.8403
three months average period ended

Quarter ended	June 30, 2018	June 30, 2017
RMB : USD exchange rate	6.3360	6.8634
six months average period ended
HKD : USD exchange rate	7.800	7.800
six months average period ended
PESO : USD exchange rate	50.2767	49.8403
six months average period ended

Quarter ended	June 30, 2018	December 31, 2017
RMB : USD exchange rate	6.5979	6.5060
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	50.8143	49.8403

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features. II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. This ASU affects all entities that issue financial instruments (for example, warrants or convertible instruments) that include down round features. Part I of this ASU relates to the recognition, measurement, and earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share, while in Part II does not have an accounting effect. We are in the process of evaluating the impact of this accounting standard update on our consolidated financial statements.

VEII has no taxable U.S. income and VEII does not believe that the Tax Cuts and Job Act of 2017 has any impact on VEII financial results and income tax obligations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.Accounts receivable

Accounts receivable consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	US$	US$
	(unaudited)

Accounts receivable	1,182,400	972,789
Allowance for doubtful accounts	(3,837)	(3,911)
	1,178,563	968,878

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit r32isk of specific customers, historical trends, and other information.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.Other receivables and prepayments

Other receivables and prepayments consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	US$	US$
	(unaudited)

Deposits and prepaid expense	149,799	148,303
Others	35,090	165,304
	184,889	313,607

5.Inventories

Inventories as of December 31, 2017 and 2016 consisted of the following:

	June 30, 2018	December 31, 2017
	US$	US$
	(unaudited)

Finished goods	26,327	21,489

6.Plant and equipment, net

Plant and equipment consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	US$	US$
	(unaudited)

Leasehold improvements	122,962	145,399
Office furniture and equipment	137,320	254,040
Computer equipment	269,880	162,172
Computer software	161,756	92,318
Motor Vehicle	154,710	155,536
Building	65,058	66,212
Total	911,686	875,677
Less: accumulated depreciation	(561,754)	(505,909)
Plant and equipment, net	349,932	369,768

Depreciation expense for the six months period ended June 30, 2018 and 2017 amounted to $ 67,697 and $48,745, respectively. For the six months period ended June 30, 2018 and 2017, no interest expense was capitalized into plant and equipment.

As of June 30, 2018 and December 31, 2017, the Company's motor vehicle was under finance lease arrangement with a net carrying amount $34,270 and $58,375 respectively.

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

8.Goodwill

Goodwill consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	US$	US$
	(unaudited)

Goodwill arising from acquisition of TSI (Note 7)	206,812	206,812

9.Intangible Assets

Intangible Assets consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	US$	US$
	(unaudited)

Customer relationship	200,641	200,641
Less: accumulated amortization	(100,321)	(66,880)
	100,320	133,761

Amortization expense for the six months period ended June 30, 2018 and 2017 amounted to $33,441 and $33,440, respectively. The amortization expense was included in general and administrative expenses.

10.Bank loan

Bank loan and accruals consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	US$	US$
	(unaudited)

Long term bank loan	-	24,578
Less: Current portion of long term bank loan	-	(22,652)
	-	1,926
Short term bank loan	16,804	9,230
Current portion of long term bank loan	-	22,652
	16,804	31,882

As of June 30, 2018 and December 31, 2017, the Company's bank loan secured by property and equipment with net carrying amount of $34,270 and $58,375 respectively.

11.Other payables and accrued liabilities

Other payables and accruals consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	US$	US$
	(unaudited)

Accrual	636,432	516,907
Accrued redundancy cost	-	72,980
Income taxes payable	143,186	151,322
	779,618	741,209

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

12.Deferred income

Deferred income consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	US$	US$
	(unaudited)

Service fees received in advance	396,184	200,267

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

14.Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	June 30, 2018	December 31, 2017
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	588,676	310,418

Due to related parties
Mr. Edmund Yeung (ii)	141,079	136,120
Mr. Matthew Mecke (iii)	2,500	2,500
Mr. Johan Pehrson (iv)	2,500	2,500
	145,989	141,120

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.Related party and shareholder transactions (continued)

Related party transactions:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest expenses payable to Mr. Edmund Yeung (ii)
	(2,493)	(2,494)	(4,959)	(4,959)

Management fees received from Value Exchange International Limited (i)
	36,768	19,969	36,768	47,901

(i)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)Mr. Edmund Yeung, a director of the Company. The balance included a loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016 amount to US$83,333 as of June 30, 2018. The balance included accrued interest payable to Mr. Edmund Yeung of $47,746 as of June 30, 2018. As of the day of this report, no repayment has been made since June 30, 2018.

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

With the completion of the Share Exchange, the Company, through its operating subsidiaries, has focused on and will focus on its IT Business, and seek to expand its IT Business services to commercial customers in PRC and Asia Pacific Region. This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer orders in our core markets of Hong Kong SAR and China than the “IP Business” (as defined below) and presents an industry segment that better suits our current technical capabilities, marketing capabilities and financial resources.

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

As of the date of this report, we still have not implemented any IP Business services to any customer. While we have a functioning SinoPay GPP system product for sale, we have yet to sell any SinoPay GPP system to a customer as of the date of this report. We will continue to promote the SinoPay GPP system, but our primary focus is on growing our IT Business because of our strategic decision that IT Business presents greater growth and profit potential than IP Business in the short term. As part of our strategic planning, we will also periodically consider possible alternative means of, and strategies for, developing, promoting or realizing value from the IP Business (other than internal development of the IP Business as a possible, future secondary revenue source of VEII). Further, we believe that the SinoGPP system will require ongoing and potentially expensive marketing and sales effort due to the highly competitive market for Point Of Sale (“POS”) systems and longer sales cycle for POS systems than IT Business project and consulting sales. We may be unable to fund, or be unwilling to pursue, future marketing and sales efforts for the IP Business.

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

A common problem in the IT Business is retaining skilled workers throughout the duration of a project. Due to the global nature of the IT Business and the growing demand for skilled IT Business workers, a skilled IT business worker can often readily find higher paying positions with competitors, whether local or foreign. While we have not experienced retention problems due primarily to our focus on smaller, shorter term IT business projects, we may experience retention of skilled worker problems if we grow our IT Business (especially in new geographical markets in which we so not have established operations or business relationships with local companies) and undertake longer term, more complex IT business projects for customers.

IT Business is often affected by general economic conditions in our markets and any decline in those conditions could adversely impact our business and financial performance. As a smaller reporting company, we may be more vulnerable to adverse general economic conditions than larger competitors. During periods of economic growth, customers general spend more for IT Business products and services. During periods of economic contraction or uncertainty, such spending generally decreases or is deferred. As such, the prospective business for our IT Business is generally greater during periods of economic growth or stability in Hong Kong or China or Manila, Philippines, respectively, and decreases during periods of economic decline or uncertainty in Hong Kong, China or Manila, Philippines. In our global economy, and with PRC being still a principal export economy, adverse economic conditions globally or in other regions can adversely impact economic conditions in Hong Kong, Philippines or China. China has experienced a less dynamic growth in gross national product in the past year and this may reduce the willingness of customers to spend on IT Business or IP Business.

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

In order for us to attain sustained success in the near term, we must continue to maintain and grow our customer base, provide high-quality service and satisfy our existing clients, and take advantage of cross-selling opportunities between the IT Business and IP Business. Sustaining success may also possibly require developing new services or products in the IT Business. Developing new services and products will be highly dependent on our ability to raise affordable, adequate working capital or generate sufficient cash flow from operations. In the current economic environment, we must provide our customers with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced more demand for our IT Business products and services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins in fiscal year 2018 or over the longer term.

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

VEI CHN is an investment holding company with two subsidiaries established in Hong Kong SAR, namely TAP Services (HK) Limited which was incorporated on August 25, 2003 and acquired by VEI CHN on September 25, 2008, and subsequently changed to its current name as Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 13, 2013, and Cucumbuy.com Limited (“CUCUMBUY”), which was incorporated on May 14, 2013 and disposed on May 21, 2018. VEI CHN also set up a wholly-owned Foreign Enterprise (WOFE) in Shanghai, PRC, in September 2, 2008 in the name of Value Exchange Int’l (Shanghai) Limited (“VEI SHG”).

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

Financial Performance Highlights

The following are some financial highlights for the second quarter of 2018:

•Net revenue: Our net revenues were $4,116,452 for the six months ended June 30, 2018, as compared to $3,084,313 for the same period in 2017, an increase of $1,032,139 or 33.5%.

•Gross profit: Gross profit for the six months ended June 30, 2018 was $1,086,585 or 26.4% of net revenues, as compared to $933,936 or 30.3% of net revenues for the same period in 2017, an increase of $152,649 or 16.3%.

•Income from operations: Our income from operations totaled $248,618 for the six months ended June 30, 2018, as compared to $288,763 for the same period in 2017, a decrease of $40,145 or 13.9%.

•Net income: We had a net income of $296,277 for the six months ended June 30, 2018, compared to $279,957 for the same period in 2017, an increase of $21,108 of 7.5%.

•Basic and diluted net income per share was $0.01 for the six months ended June 30, 2018.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2018 and 2017

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017
	US$	As a Percentage of revenues	US$	As a Percentage of revenues

NET REVENUES
Service income	1,950,011	100%	1,429,751	100.00%
COST OF SERVICES
Cost of service income	(1,424,649)	(73.10%)	(1,188,072)	(83.10%)
GROSS PROFIT	525,362	26.90%	241,679	16.90%
Operating expenses:
General and administrative expenses	(493,386)	(25.20%)	(350,175)	(24.50%)
Foreign exchange gain (loss)	(1,526)	(0.10%)	1,003	0.10%
INCOME (LOSS) FROM OPERATIONS	30,450	1.60%	(107,493)	(7.50%)
OTHER INCOME (EXPENSES)	8,742	0.40%	(52,702)	(3.70%)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	39,192	2.00%	(160,195)	(11.20%)
INCOME TAXES CREDIT	5,307	0.30%	4,535	0.30%
NET INCOME (LOSS)	44,499	2.30%	(155,660)	(10.90%)

Net revenues. Net revenues were $1,950,011 for the three months ended June 30, 2018, as compared to $1,429,751 for the same period in 2017, an increase of $520,260 or 36.4%. This increase was primarily attributable to the increase in our revenue from i) systems maintenance with revenues increasing from $1,189,083 for the three months ended June 30, 2017 to $1,319,069 for the three months ended June 30, 2018; ii) sales of hardware and consumables with revenue increasing from $219,736 for the three months ended June 30, 2017 to $562,689 for the three months ended June 30, 2018; and iii) sales of systems development and integration with revenues increasing from $20,932 for the three months ended June 30, 2017 to $68,253 for the three months ended June 30, 2018.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $1,424,649 or 73.1% of net revenues, for the three months ended June 30, 2018, as compared to $1,188,072 or 83.1% of net revenues, for the same period in 2017, a decrease of $236,577 or 19.9%. The increase in cost of services was mainly attributable to the increase in our cost of technical staff and overhead.

Gross profit. Gross profit for the three months ended June 30, 2018 was $525,362 or 26.9% of net revenues, as compared to $241,679 or 16.9% of net revenues, for the same period in 2017, an increase of $283,683 or 117.4%. The increase of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services in this period, as compared with the same period of 2017.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $493,386 or 25.3% of net revenues, for the three months ended June 30, 2018, as compared to $350,175 or 24.5% of net revenues, for the same period in 2017, an increase of $143,211 or 40.9%. The reasons for the increase was attributable to the increase in staff cost, professional fees, depreciation and other administrative cost.

Income (loss) from operations. As a result of the above, our income from operations totaled $30,450 for the three months ended June 30, 2018, as compared to loss from operations totaled $107,493 for the same period in 2017, a change of $137,943.

Income taxes credit. Income taxes credit totaled $5,307 during the three months ended June 30, 2018, as compared to $4,535 for the same period in 2017, an increase of $772 or 17.0%.

Net income (loss). As a result of the foregoing, we had a net income of $44,499 for the three months ended June 30, 2018, compared to net loss of $155,660 for the same period in 2017, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2018 and 2017

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017
	US$	As a Percentage of revenues	US$	As a Percentage of revenues
NET REVENUES
Service income	4,116,452	100%	3,084,313	100%
COST OF SERVICES
Cost of service income	(3,029,867)	(74%)	(2,150,377)	(69.70%)
GROSS PROFIT	1,086,585	26%	933,936	30.30%
Operating expenses:
General and administrative expenses	(833,870)	(20%)	(641,897)	(20.80%)
Foreign exchange loss	(4,097)	0%	(3,276)	(0.10%)
INCOME FROM OPERATIONS	248,618	6%	288,763	9.40%
OTHER INCOME (EXPENSES)	40,502	(1%)	(18,357)	(0.60%)
INCOME BEFORE PROVISION FOR INCOME TAXES	289,120	7%	270,406	8.80%
INCOME TAXES CREDIT	7,157	0%	9,551	0.30%
NET INCOME	296,277	7%	279,957	9.10%

Net revenues. Net revenues were $4,116,452 for the six months ended June 30, 2018, as compared to $3,084,313 for the same period in 2017, an increase of $1,032,139 or 33.5%. This increase was primarily attributable to the increase in our revenues from i) systems maintenance with revenues increasing from $2,471,818 for the six months ended June 30, 2017 to $2,738,982 for the six months ended June 30, 2018; ii) systems development and integration with revenues increasing from $138,876 for the six months ended June 30, 2017 to $167,092 for the six months ended June 30, 2018; and iii) sales of hardware and consumables with revenue increasing from $473,619 for the six months ended June 30, 2017 to $1,210,378 for the six months ended June 30, 2018.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $3,029,867 or 73.6% of net revenues, for the six months ended June 30, 2018, as compared to $2,150,377 or 69.7% of net revenues, for the same period in 2017, an increase of $879,490 or 40.9%. The increase in cost of services was mainly attributable to the increase in contracting fees to suppliers, and our cost of technical staff, depreciation and amortization and overhead.

Gross profit. Gross profit for the six months ended June 30, 2018 was $1,086,585 or 26.4% of net revenues, as compared to $933,936 or 30.3% of net revenues, for the same period in 2017, an increase of $152,649 or 16.3%. The increase of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services in this period, as compared with the same period of 2017.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $833,870 or 20.3% of net revenues, for the six months ended June 30, 2018, as compared to $641,897 or 20.8% of net revenues, for the same period in 2017, an increase of $191,973 or 29.9%. The primary reason for the increase was attributable to the increase in rental expenses, professional fees, depreciation charge and other administrative cost.

Income from operations. As a result of the above, our income from operations totaled $248,618 for the six months ended June 30, 2018, as compared to $288,763 for the same period in 2017, a decrease of $40,145 or 13.9%.

Income tax credit. Income taxes credit totaled $7,157 during the six months ended June 30, 2018, as compared to $9,551 for the same period in 2017, a decrease of $2,394 or 25.1%.

Net income. As a result of the foregoing, we had a net income of $296,277 for the six months ended June 30, 2018, compared to $279,957 for the same period in 2017, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $229,767. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Six Months Ended
	June 30,
	2018	2017
	US$	US$
Net cash provided by (used in) operating activities	242,587	(344,354)
Net cash (used in) provided by investing activities	(59,451)	10,864
Net cash (used in) provided by financing activities	(20,165)	28,323
Effect of exchange rate changes on cash and cash equivalents	43,734	11,211
Net increase (decrease) in cash and cash equivalents	206,705	(293,956)
Cash and cash equivalents at the beginning of period	23,062	448,053
Cash and cash equivalents at the end of period	229,767	154,097

Operating Activities

Net cash provided by operating activities was $242,586 for the six months ended June 30, 2018, which was a change of $586,940 or 170.4% from net cash used in operating activities $344,354 for the same period of 2017. The increase in net cash provided by operating activities was mainly attributable to the following:

1)A change of other receivables and prepayments, other payables and accrued liabilities, deferred income, and amounts due to related parties increased our operating cash balances by $249,856, $201,226, $604,463 and $ 256,706 respectively; and

2)Net income of $296,277 for the six months ended June 30, 2018, compared to $279,957 for the same period in 2017; offset by:

3)A change of amounts due from related parties and accounts payable decreased our operating cash balances by $583,159 and $111,558 respectively.

Investing Activities

Net cash used in investing activities was $59,451 for the six months ended June 30, 2018, which was a change of $70,315 from net cash provided by investing activities of $10,864 in the same period in 2017. The change in net cash (used in) provided by investing activities was attributable to cash used in the purchase of plant and equipment by $69,790; offset by the proceed of disposal of a fixed asset by $10,339, during the six months ended June 30, 2018.

Financing Activities

Net cash used in financing activities was $20,165 for the six months ended June 30, 2018, which was a change of $48,488 from net cash provided by financing activities of $28,323 in the same period in 2017. The change in net cash (used in) provided by financing activities was attributable to the repayment of bank loan by $20,165 during the six months ended June 30, 2018.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2018:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2018 and 2017.

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
•systems development and integration	167,092	138,876
•systems maintenance	2,738,982	2,471,818
•sales of hardware and consumables	1,210,378	473,619
	4,116,452	3,084,313

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

Quarter ended	June 30, 2018	June 30, 2017
RMB : USD exchange rate	6.3382	6.8808
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	50.8143	49.8403
three months average period ended

Quarter ended	June 30, 2018	June 30, 2017
RMB : USD exchange rate	6.3360	6.8634
six months average period ended
HKD : USD exchange rate	7.800	7.800
six months average period ended
PESO : USD exchange rate	50.2767	49.8403
six months average period ended

Quarter ended	June 30, 2018	December 31, 2017
RMB : USD exchange rate	6.5979	6.5060
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	50.8143	49.8403

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company is required to maintain controls and procedures designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

We conduct a periodic evaluation, under the supervision and with the participation of our President and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including Company’s President and Chief Financial Officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Our internal controls over financial reporting are deemed effective.

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

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our annual report on Form 10-K for the period ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Stock Purchase Agreement, dated 23 January 2017, by and among Value Exchange International, Inc., Value Exchange International (China) Ltd., TapServices, Inc., and the sole shareholder of TSI. (1)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*

Filed with this Form 10-Q for Value Exchange International, Inc. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1) Incorporated by reference to Exhibit One to the Information Statement, dated October 18, 2016, and filed by Value Exchange International, Inc. with the Commission on October 25, 2016.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

August 14, 2018	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director (Principal Executive Officer)

August 14, 2018	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)