Form 10-Q
period 2018-09-30
Value Exchange International, Inc.
filed 2018-11-14
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 14, 2018, there were 29,656,130 shares of common stock issued and outstanding.

FORM 10-Q

Value Exchange International, Inc.

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	125,415	23,062
Accounts receivable, less allowance for doubtful accounts	1,008,147	968,878
Amounts due from related parties	504,447	310,418
Other receivables and prepayments	207,117	313,607
Inventories	83,521	21,489
Total current assets	1,928,647	1,637,454

NON-CURRENT ASSETS
Plant and equipment, net	325,626	369,768
Deferred tax assets	31,624	32,668
Goodwill	206,812	206,812
Intangible assets	83,600	133,761
Total non-current assets	647,662	743,009

Total assets	2,576,309	2,380,463

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	477,453	499,884
Other payables and accrued liabilities	597,796	741,209
Deferred income	321,302	200,267
Amounts due to related parties	95,851	141,120
Current portion of long term bank loan and short term bank loan	9,496	31,882
Total current liabilities	1,501,898	1,614,362

NON-CURRENT LIABILITIES
Deferred tax liabilities	25,950	42,604
Long term bank loan	-	1,926
Total non-current liabilities	25,950	44,530

Total liabilities	1,527,848	1,658,892

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Retained earnings	326,244	39,957
Accumulated other comprehensive losses	31,331	(9,272)
Total shareholders’ equity	1,048,461	721,571

Total liabilities and shareholders’ equity	2,576,309	2,380,463

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income	1,843,594	1,563,652	5,960,046	4,647,965

COST OF SERVICES
Cost of service income	(1,578,839)	(1,260,618)	(4,608,706)	(3,410,995)

GROSS PROFIT	264,755	303,034	1,351,340	1,236,970

OPERATING EXPENSES:
General and administrative expenses	(310,737)	(320,688)	(1,144,607)	(962,585)
Foreign exchange gain (loss)	(7,721)	119	(11,818)	(3,157)
INCOME (LOSS) FROM OPERATIONS	(53,703)	(17,535)	194,915	271,228

OTHER INCOME (EXPENSES):
Interest income	141	62	292	195
Interest expense	(2,112)	(12,473)	(10,351)	(20,118)
Redundancy cost	-	(804)	-	(69,809)
VAT refund	(549)	3,754	24,093	10,491
Management fee income	38,461	11,158	75,229	59,059
Loss on disposal of subsidiaries	-	-	(12,820)	-
Others	2,133	3,219	2,133	6,741
Total other income (expenses), net	38,074	4,916	78,576	(13,441)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(15,629)	(12,619)	273,491	257,787

INCOME TAXES CREDIT	5,639	6,616	12,796	16,167
NET INCOME (LOSS)	(9,990)	(6,003)	286,287	273,954

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	14,721	(67)	40,603	2,115

COMPREHENSIVE INCOME	4,731	(6,070)	326,890	276,069

Net income (loss) per share, basic and diluted	0.00	(0.01)	0.01	0.01

Weighted average number of shares outstanding	29,656,130	29,656,130	29,656,130	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	286,287	273,954
Adjustments to reconcile net profit to cash provided by (used in) operating activities:
Depreciation	100,262	80,726
Amortization	50,161	50,160
Interest expenses	10,351	20,118
Deferred income taxes	(15,610)	(16,653)
Loss on disposal of plant and equipment	6,294	12,019
Loss on disposal of a subsidiary	(12,820)	-
Changes in operating assets and liabilities
Accounts receivable	(39,269)	(514,760)
Other receivables and prepayments	106,490	(151,129)
Amounts due from (to) related parties	(194,029)	(36,982)
Inventories	(62,032)	(3,984)
Accounts payable	(22,431)	229,845
Other payables and accrued liabilities	(143,413)	(140,352)
Deferred income	121,035	(187,209)
Net cash provided by (used in) operating activities	191,276	(384,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(82,742)	(84,527)
Proceed from disposal of plant and equipment	9,958	-
Acquisition of a subsidiary	-	85,788
Net cash (used in) provided by investing activities	(72,784)	1,261

CASH FLOWS FROM FINANCING ACTIVITIES:
Process of bank loan	-	(38,062)
Repayment of loan from a director	(51,282)	45,006
Repayment of bank loan	(28,473)	-
Net cash (used in) provided by financing activities	(79,755)	6,944

EFFECT OF EXCHANGE RATE ON CASH	63,616	(3,097)
INCREASE (DECREASE) IN CASH	102,353	(379,139)
CASH, beginning of period	23,062	448,053
CASH, end of period	125,415	68,914

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	(4,338)	(12,639)
Cash received for interest	292	195
Cash paid for income taxes	(3,858)	487

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Operations and Continuance of Business

Value Exchange International, Inc. (“VEII”, “Company”, “we” or “us”) was incorporated in the State of Nevada on June 26, 2007. The Company’s principal business, conducted through its operating subsidiaries, is to provide customer-centric solutions for the retail industry in China, Hong Kong SAR and Manila, Philippines. By integrating market-leading Point-of-Sale/Point-of-Interaction (“POS/POI”), Merchandising, Customer Relations Management or “CRM” and related rewards, Locational Based (Global Positing System (“GPS”) and Indoor Positioning System (“IPS”)) Marketing, Customer Analytics and Business Intelligence solutions, VEII provides retailers with the capability to offer a consistent shopping experience across all marketing and sales channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. VEII promotes itself as a single information technology (“IT”) source for retailers who want to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. VEII services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channels. VEII’s retail solutions are installed in an estimated approximately 1/3 of suitable POS/POI-suitable retailers in Hong Kong and Manila, Philippines, processing tens of millions of transactions a year. Company is headquartered in Hong Kong and with field offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; Manila, Philippines; and Kuala Lumpur, Malaysia.

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

For financial reporting purposes, the transaction represents a "reverse merger" rather than a business combination and VEII is deemed to be the accounting ‘acquiree’ in the transaction. The transaction was accounted for as a reverse merger and recapitalization. VEII is the legal acquirer but accounting ‘acquiree’ for financial reporting purposes and VEI CHN is the acquired company but accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the transaction will be those of VEI CHN and will be recorded at the historical cost basis of VEI CHN, and no goodwill was recognized in this transaction. The consolidated financial statements after completion of the transaction includes the assets and liabilities of VEI CHN and VEII, and the historical operations of VEII and the combined operations of VEI CHN from the initial closing date of the transaction.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

From time to time, the Company may conduct a strategic review to determine how to best grow or sustain its business lines as well as possible new business lines or new geographic markets for existing business lines. This process is part of routine management planning.  Subject to cash flow from operations, available cash reserves and funding, budget planning and allocation of existing resources and other factors that are usual and customary factors that affect any changes in business or efforts to penetrate new geographical markets, the Company may focus on one business line or geographical market, or shed business lines or endeavors that are not profitable or require funding beyond the then current capabilities of the Company. Disposition of CUMBERBUY was a result of this strategic review.

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

As of September 30, 2018, all four subsidiaries are wholly-owned by the Company.

2.Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2018:

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c)Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of nine months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with financial institutions or state-owned banks within the PRC and Hong Kong.

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

e)Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of September 30, 2018 and December 31, 2017, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017.

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

The Company’s revenue is derived from three primary sources: (i) professional services for systems development and integration, including procurement of related hardware and software licenses on behalf of customers, if required; (ii) professional services for system maintenance normally for a period of one year; and (iii) sale of hardware and consumables during the service performed as stated above.  The Company’s focus is to provide the IT needs of retailers within Company’s geographical markets.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	8,053	63,788	175,145	202,664
- systems maintenance	1,158,624	1,046,220	3,897,606	3,518,038
- sales of hardware and consumables	676,917	453,644	1,887,295	927,263
	1,843,594	1,563,652	5,960,046	4,647,965

Billings in excess of revenues recognized are recorded as deferred revenue.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

p)Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the nine months ended September 30, 2018 and 2017 were insignificant.

q)Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the nine months ended September 30, 2018 and 2017 were insignificant.

r)Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the nine months ended September 30, 2018 and 2017 were insignificant.

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

Quarter ended	September 30, 2018	September 30, 2017
RMB : USD exchange rate	6.7731	6.6577
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	51.4137	49.8403
three months average period ended

Quarter ended	September 30, 2018	September 30, 2017
RMB : USD exchange rate	6.4798	6.8013
nine months average period ended
HKD : USD exchange rate	7.800	7.800
nine months average period ended
PESO : USD exchange rate	50.6620	49.8403
nine months average period ended

Quarter ended	September 30, 2018	December 31, 2017
RMB : USD exchange rate	6.8514	6.6352
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	51.4851	49.8403

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VEII has no U.S. revenue generation operations and no taxable U.S. income and VEII does not believe that the Tax Cuts and Job Act of 2017 has any impact on VEII financial results and income tax obligations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.Accounts receivable

Accounts receivable consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	US$	US$
	(unaudited)
Accounts receivable	1,011,934	972,789
Allowance for doubtful accounts	(3,787)	(3,911)
	1,008,147	968,878

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.Other receivables and prepayments

Other receivables and prepayments consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	US$	US$
	(unaudited)
Deposits and prepaid expense	166,340	148,303
Others	40,777	165,304
	207,117	313,607

5.Inventories

Inventories as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	US$	US$
	(unaudited)
Finished goods	83,521	21,489

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.Plant and equipment, net

Plant and equipment consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	US$	US$
	(unaudited)
Leasehold improvements	118,750	145,399
Office furniture and equipment	134,368	254,040
Computer equipment	280,637	162,172
Computer software	160,665	92,318
Motor Vehicle	154,159	155,536
Building	64,289	66,212
Total	912,868	875,677
Less: accumulated depreciation	(587,242)	(505,909)
Plant and equipment, net	325,626	369,768

Depreciation expense for the nine months period ended September 30, 2018 and 2017 amounted to $100,262 and $80,726, respectively. For the nine months period ended September 30, 2018 and 2017, no interest expense was capitalized into plant and equipment.

As of September 30, 2018 and December 31, 2017, the Company's motor vehicles were under finance lease arrangement with a net carrying amount $30,293 and $58,375 respectively.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.Goodwill

Goodwill consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	US$	US$
	(unaudited)
Goodwill arising from acquisition of TSI (Note 7)	206,812	206,812

9.Intangible Assets

Intangible Assets consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	US$	US$
	(unaudited)
Customer relationship	200,641	200,641
Less: accumulated amortization	(117,041)	(66,880)
	83,600	133,761

Amortization expense for the nine months period ended September 30, 2018 and 2017 amounted to $50,161 and $50,160, respectively. The amortization expense was included in general and administrative expenses.

10.Bank loan

Bank loan and accruals consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	US$	US$
	(unaudited)
Long term bank loan	-	24,578
Less: Current portion of long term bank loan	-	(22,652)
	-	1,926

Short term bank loan	9,496	9,230
Current portion of long term bank loan	-	22,652
	9,496	31,882

As of September 30, 2018 and December 31, 2017, the Company's bank loan secured by property and equipment with net carrying amount of $30,293 and $58,375 respectively.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.Other payables and accrued liabilities

Other payables and accruals consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	US$	US$
	(unaudited)
Accrual	457,469	516,907
Accrued redundancy cost	-	72,980
Income taxes payable	140,327	151,322
	597,796	741,209

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

12.Deferred income

Deferred income consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	US$	US$
	(unaudited)
Service fees received in advance	321,302	200,267

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

14.Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	September 30, 2018	December 31, 2017
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	504,447	310,418

Due to related parties
Mr. Edmund Yeung (ii)	90,851	136,120
Mr. Matthew Mecke (iii)	2,500	2,500
Mr. Johan Pehrson (iv)	2,500	2,500
	95,851	141,120

Related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest expenses payable to Mr. Edmund Yeung (ii)	(2,493)	(2,494)	(4,959)	(4,959)

Management fees received from
Value Exchange International Limited (i)	36,768	19,969	36,768	47,901

(i)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)Mr. Edmund Yeung, a director of the Company. The balance included a loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016 amount to US$83,333 as of September 30, 2018. The balance included accrued interest payable to Mr. Edmund Yeung of $47,746 as of September 30, 2018. As of the day of this report, no repayment has been made since September 30, 2018.

The remaining balance is unsecured, interest free and repayable on demand

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

For financial reporting purposes, the transaction represents a "reverse merger" rather than a business combination and the Company is deemed to be the accounting ‘acquiree’ in the transaction. The transaction was accounted for as a reverse merger and recapitalization. The Company is the legal acquirer but accounting ‘acquiree’ for financial reporting purposes and VEI CHN is the acquired company but accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the transaction will be those of VEI CHN and will be recorded at the historical cost basis of VEI CHN, and no goodwill will be recognized in this transaction. The consolidated financial statements after completion of the transaction will include the assets and liabilities of VEI CHN and the Company, and the historical operations of the Company and the combined operations of VEI CHN from the initial closing date of the transaction.

Current Business Focus.

We are a provider of customer-centric solutions for the retail industry in China, Hong Kong SAR and Philippines. We intend to seek expansion of that territory to other parts of Southeast Asia. By integrating market-leading Point-of-Sale/Point-of-Interaction (“POS/POI”), Merchandising, Customer Relations Management or “CRM” and related rewards, Locational Based (Global Positioning System (“GPS”) and Indoor Positioning System (“IPS”)) Marketing, Customer Analytics, Business Intelligence solutions, our products and services are intended to provide retailers with provide retailers with the capability to offer a consistent shopping experience across all channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. We promote ourselves as a single information technology (“IT”) source for retailers who wanted to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. Our products and services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channel. Our retail solutions are installed in an estimated approximately 1/3 of POS/POI-suitable retailers in Hong Kong and Manila, Philippines, processing tens of millions of transactions a year. Company is headquartered in Hong Kong and with offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; Manila, Manila, Philippines; and Kuala Lumpur, Malaysia.

As part a periodic strategic review, which is part of routine management planning, we may review possible opportunities or proposals to expand our business into other parts of Southeast Asia by possible acquisitions of existing business.  Acquisitions will require finding suitable acquisitions that will agree to terms and conditions acceptable to us, availability of cash and funding on affordable terms and conditions, and other factors usual and customary to such expansion.  Further, we also have to consider the costs and problems in integrating any proposed acquisition into our existing operations.

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

In order for us to attain sustained success in the near term, we must continue to maintain and grow our customer base, provide high-quality service and satisfy our existing clients, and take advantage of any cross-selling opportunities between the IT Business and IP Business.  Sustaining success may also possibly require developing new services or products in the IT Business. Developing new services and products will be highly dependent on our ability to raise affordable, adequate working capital or generate sufficient cash flow from operations.  In the current economic environment, we must provide our customers with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced more demand for our IT Business products and services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins in fiscal year 2018 or over the longer term.

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

Financial Performance Highlights

The following are some financial highlights for the third quarter of 2018:

•Net revenue: Our net revenues were $5,960,046 for the nine months ended September 30, 2018, as compared to $4,647,965 for the same period in 2017, an increase of $1,312,081 or 28.2%.

•Gross profit: Gross profit for the nine months ended September 30, 2018 was $1,351,340 or 22.7% of net revenues, as compared to $1,236,970 or 26.6% of net revenues for the same period in 2017, an increase of $114,370 or 9.2%.

•Income from operations: Our income from operations totaled $194,915 for the nine months ended September 30, 2018, as compared to $271,228 for the same period in 2017, a decrease of $76,313 or 28.1%.

•Net income: We had a net income of $286,287 for the nine months ended September 30, 2018, compared to $273,954 for the same period in 2017, an increase of $19,075 of 7.0%.

•Basic and diluted net income per share was $0.01 for the nine months ended September 30, 2018.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2018 and 2017

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	1,843,594	100%	1,563,652	100%
COST OF SERVICES
Cost of service income	(1,578,839)	(85.6%)	(1,260,618)	(80.6%)
GROSS PROFIT	264,755	14.4%	303,034	19.4%
Operating expenses:
General and administrative expenses	(310,737)	(16.9%)	(320,688)	(20.5%)
Foreign exchange gain (loss)	(7,721)	(0.4%)	119	0.0%
LOSS FROM OPERATIONS	(53,703)	(2.9%)	(17,535)	(1.1%)
OTHER INCOME (EXPENSES)	38,074	2.1%	4,916	0.3%
LOSS BEFORE PROVISION FOR INCOME TAXES	(15,629)	(0.8%)	(12,619)	(0.8%)
INCOME TAXES CREDIT	5,639	0.3%	6,616	0.4%
NET LOSS	(9,990)	(0.5%)	(6,003)	(0.4%)

Net revenues. Net revenues were $1,843,594 for the three months ended September 30, 2018, as compared to $1,563,652 for the same period in 2017, an increase of $279,942 or 17.9%. This increase was primarily attributable to the increase in our revenue from i) systems maintenance with revenues increasing from $1,046,220 for the three months ended September 30, 2017 to $1,158,624 for the three months ended September 30, 2018; and ii) sales of hardware and consumables with revenue increasing from $453,644 for the three months ended September 30, 2017 to $676,917 for the three months ended September 30, 2018; and offset by a decrease in our revenue from our sales of systems development and integration with revenues increasing from $63,788 for the three months ended September 30, 2017 to $8,053 for the three months ended September 30, 2018.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $1,578,839 or 85.6% of net revenues, for the three months ended September 30, 2018, as compared to $1,260,618 or 80.6% of net revenues, for the same period in 2017, an increase of $318,221 or 25.2%. The increase in cost of services was mainly attributable to the increase in our cost of technical staff and overhead.

Gross profit. Gross profit for the three months ended September 30, 2018 was $264,755 or 14.4% of net revenues, as compared to $303,034 or 19.4% of net revenues, for the same period in 2017, a decrease of $38,279 or 12.6%. The decrease of gross profit was largely due to the increase in cost of services, offset by the increase in net revenues in this period, as compared with the same period of 2017.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased to $310,737 or 16.9% of net revenues, for the three months ended September 30, 2018, as compared to $320,688 or 20.5% of net revenues, for the same period in 2017, a decrease of $9,951 or 3.1%. The reasons for the decrease was attributable to the decrease in staff cost and other administrative cost.

Loss from operations. As a result of the above, our loss from operations totaled $53,703 for the three months ended September 30, 2018, as compared to loss from operations totaled $17,535 for the same period in 2017, an increase of $36,168 or 206.3%.

Income taxes credit. Income taxes credit totaled $5,639 during the three months ended September 30, 2018, as compared to $6,616 for the same period in 2017, a decrease of $977 or 14.8%.

Net loss. As a result of the foregoing, we had a net loss of $9,990 for the three months ended September 30, 2018, compared to $6,003 for the same period in 2017, an increase of $2,033 or 33.9%, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	5,960,046	100%	4,647,965	100%
COST OF SERVICES
Cost of service income	(4,608,706)	(77.3%)	(3,410,995)	(73.4%)
GROSS PROFIT	1,351,340	22.7%	1,236,970	26.6%
Operating expenses:
General and administrative expenses	(1,144,607)	(19.2%)	(962,585)	(20.7%)
Foreign exchange loss	(11,818)	(0.2%)	(3,157)	(0.1%)
INCOME FROM OPERATIONS	194,915	3.3%	271,228	5.8%
OTHER INCOME (EXPENSES)	78,576	1.3%	(13,441)	(0.3%)
INCOME BEFORE PROVISION FOR INCOME TAXES	273,491	4.6%	257,787	5.5%
INCOME TAXES CREDIT	12,796	0.2%	16,167	0.4%
NET INCOME	286,287	4.8%	273,954	5.9%

Net revenues. Net revenues were $5,960,046 for the nine months ended September 30, 2018, as compared to $4,647,965 for the same period in 2017, an increase of $1,312,081 or 28.2%. This increase was primarily attributable to the increase in our revenues from i) systems maintenance with revenues increasing from $3,518,038 for the nine months ended September 30, 2017 to $3,897,606 for the nine months ended September 30, 2018; and ii) sales of hardware and consumables with revenue increasing from $927,263 for the nine months ended September 30, 2017 to $1,887,295 for the nine months ended September 30, 2018; and offset by a decrease in our revenue from our systems development and integration with revenues decreasing from $202,664 for the nine months ended September 30, 2017 to $175,145 for the nine months ended September 30, 2018.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $4,608,706 or 77.3% of net revenues, for the nine months ended September 30, 2018, as compared to $3,410,995 or 73.4% of net revenues, for the same period in 2017, an increase of $1,197,711 or 35.1%. The increase in cost of services was mainly attributable to the increase in contracting fees to suppliers, and our cost of technical staff, depreciation and amortization and overhead.

Gross profit. Gross profit for the nine months ended September 30, 2018 was $1,351,340 or 22.7% of net revenues, as compared to $1,236,970 or 26.6% of net revenues, for the same period in 2017, an increase of $114,370 or 9.2%. The increase of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services in this period, as compared with the same period of 2017.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $1,144,607 or 19.2% of net revenues, for the nine months ended September 30, 2018, as compared to $962,585 or 20.7% of net revenues, for the same period in 2017, an increase of $182,022 or 18.9%. The primary reason for the increase was attributable to the increase in staff cost, rental expenses, professional fees, depreciation charge and other administrative cost.

Income from operations. As a result of the above, our income from operations totaled $194,915 for the nine months ended September 30, 2018, as compared to $271,228 for the same period in 2017, a decrease of $76,313 or 28.1%.

Income tax credit. Income taxes credit totaled $12,796 during the nine months ended September 30, 2018, as compared to $16,167 for the same period in 2017, a decrease of $3,371 or 20.9%.

Net income. As a result of the foregoing, we had a net income of $286,287 for the nine months ended September 30, 2018, compared to $273,954 for the same period in 2017, an increase of $19,075 or 7.0%, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $125,415.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Nine Months Ended
	September 30,
	2018	2017
	US$	US$
Net cash provided by (used in) operating activities	191,276	(384,247)
Net cash (used in) provided by investing activities	(72,784)	1,261
Net cash (used in) provided by financing activities	(79,755)	6,944
Effect of exchange rate changes on cash and cash equivalents	63,616	(3,097)
Net increase (decrease) in cash and cash equivalents	102,353	(379,139)
Cash and cash equivalents at the beginning of period	23,062	448,053
Cash and cash equivalents at the end of period	125,415	68,914

Operating Activities

Net cash provided by operating activities was $191,276 for the nine months ended September 30, 2018, which was a change of $575,523 or 149.8% from net cash used in operating activities $384,247 for the same period of 2017. The increase in net cash provided by operating activities was mainly attributable to the following:

1)A change of accounts receivable, other receivables and prepayments, deferred income, and amounts due to related parties increased our operating cash balances by $475,491, $257,619, $308,244 and $263,207 respectively; and

2)Net income of $286,287 for the nine months ended September 30, 2018, compared to $273,954 for the same period in 2017; offset by:

3)A change of amounts due from related parties and accounts payable decreased our operating cash balances by $420,254 and $252,276 respectively.

Investing Activities

Net cash used in investing activities was $72,784 for the nine months ended September 30, 2018, which was a change of $74,045 from net cash provided by investing activities of $1,261 in the same period in 2017. The change in net cash (used in) provided by investing activities was attributable to cash used in the purchase of plant and equipment by $82,742; offset by the proceeds of disposal of a fixed asset by $9,958, during the nine months ended September 30, 2018.

Financing Activities

Net cash used in financing activities was $79,755 for the nine months ended September 30, 2018, which was a change of $86,699 from net cash provided by financing activities of $6,944 in the same period in 2017. The change in net cash (used in) provided by financing activities was attributable to the repayment of bank loan and loan from a director by $28,473 and $51,282 respectively, during the nine months ended September 30, 2018.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2018:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	8,053	63,788	175,145	202,664
- systems maintenance	1,158,624	1,046,220	3,897,606	3,518,038
- sales of hardware and consumables	676,917	453,644	1,887,295	927,263
	1,843,594	1,563,652	5,960,046	4,647,965

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

Quarter ended	September 30, 2018	September 30, 2017
RMB : USD exchange rate	6.7731	6.6577
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	51.4137	49.8403
three months average period ended

Quarter ended	September 30, 2018	September 30, 2017
RMB : USD exchange rate	6.4798	6.8013
nine months average period ended
HKD : USD exchange rate	7.800	7.800
nine months average period ended
PESO : USD exchange rate	50.6620	49.8403
nine months average period ended

Quarter ended	September 30, 2018	December 31, 2017
RMB : USD exchange rate	6.8514	6.6352
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	51.4851	49.8403

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company is required to maintain controls and procedures designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2018. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework. Based on their assessment, management concluded that, as of September 30, 2018, the Company's internal control over financial reporting is effective based on those criteria. Based on that evaluation, our management concluded that our internal control over financial reporting, as of September 30, 2018, was effective.

Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company.

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

•Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

November 14, 2018	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director (Principal Executive Officer)

November 14, 2018	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)