Form 10-K
period 2018-12-31
Value Exchange International, Inc.
filed 2019-04-01
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

As of June 30, 2018, (the last business day of the registrant’s most recently completed fiscal year), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $608,386. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be “affiliates” of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2019, there were 29,656,130 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K

For the Year Ended December 31, 2018

Special Note Regarding Forward Looking Statements

As used below, “you” refers to any person reading this Annual Report on Form 10-K, which Form 10-K contains forward-looking statements that are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “hopes,” “could,” “estimates,” “expects,” “intends,” “may,” “hopes,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions and variants thereof that are intended to identify forward-looking statements. Forward-looking statements reflect Value Exchange International, Inc.’s (also referred to as “Company,” “VEII,” “we,” “us” and “our”) current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•our expectations regarding growth in the information technologies industries in China, Hong Kong SAR and Philippines or any other markets;

•statements about efforts to establish a revenue generating business for proprietary e-pay systems;

•our expectation regarding increasing demand for our products and services in China, Hong Kong SAR, Philippines and any new markets;

•any belief that we will be able to effectively compete with our competitors and increase our market share in the face of possible technological advances or superior resources and market share by competitors, or aggressive pricing by competitors;

•our expectations with respect to increased revenue growth and our ability to achieve and sustain profitability resulting from any increases in our productivity;

•our ability to fund operations and business and product growth and the availability of sufficient, affordable funding when required;

•our ability to integrate and manage the operations of TapServices, Inc., a Philippines corporation and a wholly-owned subsidiary of the Company, and operate successfully in a market outside of our traditional market of China and Hong Kong SAR;

•our ability to determine appropriate new products or services and then expand and fund our offerings of products and services to new geographical markets and operate profitably in such new markets;

•the success and cost of new product or service initiatives in existing and/or new markets;

•the disruption or failure of our or those of our customers’ computer systems, networks, information systems or technologies that we install, service or maintain as a result of computer hacking, computer viruses, malware, “cyber-attacks,” misappropriation of data, outages, natural disasters and other material events;

•continuation of key strategic relationships, which can be essential for a small reporting company like us; and

•our future business development, results of operations and financial condition.

Certain numerical figures included in this annual report on Form 10-K may be subject to rounding adjustments. Accordingly, such numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K and the documents that we reference and filed as exhibits to the Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

References to “OTC” means The OTC Markets Group, Inc.’s QB Venture Market Tier, a national quotation system with web site at www.otcmarkets.com.

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

“IT Business” means select services and solutions in computer software programming and integration, and computer systems, Internet and information technology systems engineering, consulting, administration and maintenance, including e-commerce and payment processing to the Retail Sector.

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

All references to “Hong Kong dollars” or “HK$” are to the legal currency of the Special Administrative Region of Hong Kong.

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

“SEC” or “Commission” means the U.S. Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS. Overview

History of Value Exchange International, Inc.

History. We were incorporated in the State of Nevada on June 26, 2007 under the name “China Soaring Inc.” We changed the Company’s name to “Sino Payments, Inc.” on November 26, 2008. We changed to our current corporate name, “Value Exchange International, Inc.”, on December 5, 2017.

On January 1, 2014, we received 100% of the issued and outstanding shares of in VEI CHN in exchange for i) newly issued 12,000,000 shares of our common stock to the majority stockholder of VEI CHN; and ii) 166,667 shares of our common stock held by VEI CHN to be transferred to the majority stockholder of VEI CHN (“Share Exchange”). This transaction resulted in the owners of VEI CHN obtaining a majority voting interest in the Company and VEI CHN’s business becoming the primary business and revenue generating operation of the Company.

For financial reporting purposes, the January 1, 2014 transaction with VEI CHN represented a “reverse merger” rather than a business combination and the Company was deemed to be the accounting acquiree in the transaction. The transaction was accounted for as a reverse merger and recapitalization. The Company was the legal acquirer but accounting acquiree for financial reporting purposes and VEI CHN was the acquired company but accounting acquirer. Consequently, the assets and liabilities and the operations that reflected in the historical financial statements prior to the transaction will be those of VEI CHN and will be recorded at the historical cost basis of VEI CHN, and no goodwill will be recognized in this transaction. The consolidated financial statements after completion of the transaction include the assets and liabilities of VEI CHN and the Company, and the historical operations of the Company and the combined operations of VEI CHN from the initial closing date of the transaction.

Current Business Focus. We are a provider of customer-centric technology solutions for the retail industry in Hong Kong SAR and certain regions of China and Philippines.  We intend to seek expansion of that territory to other parts of Southeast Asia.   We have not made any significant progress in expanding our markets in fiscal year 2018 (excepting the operation of TapServices, Inc.  in the Manilla, Philippines market). “New Developments” below discusses efforts to expand our markets.

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

We believe that the IT Business often presents opportunities to expand a provider’s market reach or customer base by acquisitions of existing businesses or operating assets.  The Company’s business strategy includes reviewing possible acquisitions of existing businesses or operating assets in existing or adjacent markets and to do so when and if such an acquisition appears to be compatible and an enhancement of our core business lines and can be consummated with available cash and other resources.   Our ability to pursue and consummate acquisitions may be limited by available cash and other resources and the perceived cost and burdens of acquiring and integrating in our operations the target business or new operating assets.  The availability of funding and cash flow are the most significant limitations on our ability to expand through acquisitions of businesses and assets – both in terms of money on hand and ability to finance acquisitions.

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

New Developments.  SinoPay GPP and related IP Business.  Since the Company has been unable to develop a revenue generating business for the IP Business, and the Company is focusing its resources on the more lucrative IT Business, the Company has decided to explore an alternative approach to the effort to develop a revenue generating IP Business.  The Company believes that the emphasis on the IT Business and Company’s limited cash flow and funding resources requires any future promotion and development of the IP Business must be conducted as a joint venture with a third party willing to raise the capital necessary to produce a commercially viable e-commerce system for the IP Business.    The Company lacks the strategic focus and current, available capital (as well as funding sources) to engage in the development of a viable modern e-commerce system for a commercially viable IP Business.

Matthew Mecke, a director of the Company, has proposed forming a joint venture with the Company to be operated as a majority owned subsidiary of the Company and to be funded by yet-to-be-identified third party investors to be located by Mr. Mecke.  Mr. Mecke has formed a new company, named Koinon Technology Services, Inc. (“KTSI”) and incorporated in the U.S. Virgin Islands, as part of his proposal to operate the e-payment concept of SinoPay GPP as a subsidiary of the Company.  KTSI’s incorporation and formation was completed as of January 24, 2019 by Mr. Mecke.  The formation of KTSI was a condition to the Company considering Mr. Mecke’s proposal to commercially exploit the SinoPay GPP concept as a joint venture between the Company and KTSI.  Mr. Mecke and Mr. Johan Pehrson, a director of the Company, are the initial directors of KTSI.

Mr. Mecke has proposed a joint venture effort based on KTSI operating as majority owned subsidiary of the Company, the Company transferring its rights to the SinoPay GPP concept and know-how to KTSI in exchange, and Mr. Mecke undertaking the responsibility for funding KTSI’s effort to develop a updated, modern e-commerce system based on the SinoPay GPP concept or a derivative IP Business platform.  As of the filing date of this Annual Report of Form 10-K, neither KTSI nor Mr. Mecke has raised any funds or received any funding commitments for KTSI or any development effort for a new e-commerce system.  Under this proposal, the Company would provide only limited funding to KTSI and KTSI would be expected to raise the necessary working capital for KTSI through third party investors or lenders. Under the proposed joint venture agreement with KTSI, the Company would make an initial working capital loan to KTSI of $25,000 for KTSI and the loan would be based on commercially reasonable terms and conditions.

It is uncertain if KTSI and Mr. Mecke can raise the working capital necessary to develop and market a commercially viable, modern e-commerce system derived from the SinoPay GPP concept or some derivative technological e-commerce concept (“New System”).

At a March 28, 2019 meeting of the Company’s Board of Directors, a majority of the directors approved the pursuit of a final, definitive JV Agreement based on the proposed joint venture with KTSI.  The Company and KTSI are working to finalize and close a draft JV Agreement.  The Company and KTSI is are in the process of finalizing a definitive joint venture agreement (“JV Agreement”) based on the above proposal from Mr. Mecke, but have not yet finalized and closed on a definitive JV Agreement.  The Company expects that a definitive JV Agreement will be finalized and agreed by Company and KTSI by May 15, 2019.

The pursuit of the proposed joint venture with KTSI is, at this time, merely a change in the strategic plan for developing a revenue generating IP Business.  KTSI has not raised the funding for developing a modern e-commerce system for the IP Business and KTSI has not developed a specific design for a new e-commerce system (other than the need for the new e-commerce system with digital currency capabilities and related blockchain technology functionality).  If and when the JV Agreement is finalized, KTSI may be unable to fund the development or a commercially viable IP Business or any IP Business developed by KTSI ay also fail to achieve revenue generating status or profitability.  The Company believes that development of a new e-commerce system is necessary for a commercially viable IP Business because the SinoPay GPP concept, developed years ago, has limited functionality compared to current, modern e-commerce and e-payment systems.  The IP Business industry are very competitive and marked by rapid changes in technology and advances in functionality of e-payment and e-commerce systems, especially smart device based applications.

Matthew Mecke recused himself in all votes by the Company board of directors on the JV Agreement and KTSI proposal.

Any joint venture by the Company in the IP Business or e-commerce or e-payment systems faces daunting challenges in achieving revenues and then profitability because: (1) the superior resources, both technical, research and development, financial, brand recognition and established market share of many competitors; (2) evolving nature of e-commerce, blockchain and e-payment technologies and services and existing technology challenges to produce a commercially viable system with profitable market demand; (3) significant computing power that may be required for a e-payment/e-commerce/blockchain system; (4) limited or lack of adequate, affordable funding for a start-up concern like KTSI; (5) impact of potential, future regulation and existing regulatory burdens (such as anti-money laundering laws, securities compliance laws, international financial transaction reporting burdens, banking laws, foreign currency regulation and privacy law burdens); (6) threat of evolving cloud technology and smart device e-pay technology undermining the probably technology and market approach of a KTSI e-payment or e-commerce system; and (7) the need for ongoing capital infusions to sustain operations prior to achieving self-sustaining cash flow from operations.

Smart Baggage Tags.  Through a cooperative effort with another company, Company has the ability to market a smart baggage tag that allows consumers to track the location of their baggage through a smart phone or device using the smart baggage tag and related application.  In December 2018 and January 2019, Company made an in-person presentation to the airport authority for the Washington, D.C. region to sell the smart baggage tag in the airport authority’s airports.  No decision on the presentation has been made as of the date of the filing of this Annual Report on Form 10-K.  The smart baggage tag has not yet produced any significant revenues.  Nonetheless, smart baggage device represents an effort by the Company to expand its markets and product line.  The Company intends to solicit interest in the smart baggage tag in first half of 2019 from two to four targeted U.S. airport authorities for major metropolitan areas.  It is uncertain if these efforts will occur or will, if undertaken, will result in any acceptance of Company proposal to allow the sale of the smart baggage tags in U.S. airports.  The smart baggage tags can be sold by vending machine or from retail counters in the airport terminals.   If sold at retail counters, the smart baggage tags would be sold by established vendors at the airport terminal.

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

VEI CHN is an investment holding company with two subsidiaries established in Hong Kong SAR, namely TAP Services (HK) Limited which was incorporated on August 25, 2003 and acquired by VEI CHN on September 25, 2008, and subsequently changed to its current name as Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 13, 2013, and Cucumbuy.com Limited (“CUCUMBUY”), which was incorporated on May 14, 2013 and disposed on May 21, 2018 with consideration of HK$1.  VEI CHN also set up a Wholly-owned Foreign Enterprise (WOFE) in Shanghai, PRC, in September 2, 2008 in the name of Value Exchange Int’l (Shanghai) Limited (“VEI SHG”). In January 2017, VEI CHN acquired TapServices, Inc., a corporation organized under the laws of the Republic of the Philippines (the “TSI”).  Prior to acquisition of TSI, the Company provided extensive consulting services to TSI and, from such relationship, the Company was familiar with TSI operations.

Principal business of VEI and its Subsidiaries

VEII is a holding company for its operating subsidiaries.  VEI CHN operations are the primary operations of the Company. The principal business of VEI CHN for more than 15 years is to provide the IT Business (consisting of select services and solutions in computer software programming and integration,  and computer systems, Internet and information technology systems engineering, consulting, administration and maintenance, including e-commerce and payment processing) to the Retail Sector, primarily to leading retailers in Hong Kong SAR, Macau SAR and PRC and as more fully described below.  As is customary in the industry, such services and solutions are provided by both company employees, contractors and consultants.  The primary services and products of the IT Business are:

a)Systems maintenance and related service

VEI CHN Group provides development, customization of software and hardware, enhancements thereto and maintenance services for installed POS system. VEI CHN Group markets, sells and maintains its own brand POS software – edgePOS as well as third party brands (e.g. NCR/Retalix), which is one of the leading POS software programs in the market. These software enhancements and programming can integrate with different IP systems.

Systems maintenance services consist of: i) software maintenance service, including software patches and software code revisions; ii) installing, testing and implementing software; iii) training of customer personnel for the use of software; and iv) technical support for software systems.

Other services include system installation and implementation, including i) project planning; ii) analysis of customer information and business needs from a IT perspective (“System Analysis”); iii) design of the entire system; iv) hardware and consumables selection advice and sales; and v) system hardware maintenance. These services typically consist of customer projects for New Store Opening (“NSO”) and Install, Move, Add and Change (“IMAC”) for retail, and ad-hoc custom system projects for other business sectors. Our primary focus is the retail sector in Hong Kong SAR, PRC and Philippine.

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

With respect to the IP Business, the Company will seek to implement its IP Business and related credit card and debit card processing systems as part of and as an supplement and enhancement for the IT Business to the Retail Sector. There has been no significant integration of the businesses in fiscal year 2017 and 2018 and there is no deadline for such integration, which will occur as and when, if ever, that the Company can afford to and deems it propitious to integrate operations.

We will evaluate the merits of this business and growth strategy from time to time and may elect in the future to continue to pursue an IP Business, IT Business or focus more on one segment than the other, including seek business opportunities in the applications of digital technology which can raise our customers’ competitive edge leading to increase in market share and profitability in their business sectors. Any change in business focus will be based on current economic conditions, competitive environment, our available cash and infrastructure resources, current customer demand trends and financial results of each segment of our post-Share Exchange business plan.  See “New Developments” for a description of current Company efforts to develop a revenue generating IP Business. As of the date of the filing of this Annual Report on Form 10-K, we are pursuing our emphasis on IT Business in our core Hong Kong SAR and PRC market while also exploring expansion opportunities in adjacent Asia Pacific markets.  Our ability to exploit adjacent market opportunities for expansion will be limited and governed by available, affordable funding and cash flow.

Marketing Efforts in U.S. AS disclosed under “New Developments” above, the Company has no North American generated revenues or operations.   As reported in “New Developments” above: We have made an effort to pitch the Smart Tag to Washington, D.C. Airport Authority as a vending machine offering to consumers using the airports under that authority’s management.  A decision on the pitch has not been received as of the date of the filing of this Report on Form 10-K.  This effort represents the first organized effort to establish a revenue source in North America.  The Company may or may seek to pitch the Smart Tag to one to three other airports serving major metropolitan areas in the U.S.  These efforts may fail to produce any airport approval to sell the Smart Tags in these airports or any revenues or significant revenues even if the Smart Tag gains entry into a U.S. airport.

As of the date of the filing of this Annual Report on Form 10-K, it is uncertain about the Smart Tag’s prospects in North America or any other new market.

Health and Cosmetic Retailer Agreement.  On February 16, 2018, VEI SHG, signed a January 24, 2018 stores equipment support agreement (“Agreement”) with the largest health care and beauty retailer (“Retailer”) in China.   Under the Agreement, the Retailer has contracted for site and preventive maintenance and support for computer and point of sale systems (“Systems”) as well as new store and store renovation install and migration services for Systems from the VEI SHG. The Agreement is non-exclusive, covers Retailer’s stores in the northern and eastern region of China and runs through December 2019.

In fiscal year 2018, VEI SHG realized $1,577,682 in gross revenues from the work under the Agreement.

CORPORATE STRUCTURE

Our corporate organizational chart, as of December 31, 2018, is as follows:

Value Exchange International, Inc.
- a Nevada Company
100%
Value Exchange Int'l (China) Limited
- a Hong Kong Company
100%
100%
100%
Value Exchange Int'l
(Shanghai) Limited
- a PRC Company
Value Exchange Int'l
(Hong Kong) Limited
- a Hong Kong Company
TapServices, Inc.
- a Philippines Company

Acquisition of Philippines IT Business.  On 26 January 2017, nine Company stockholders who have in the aggregate had more than fifty percent (50%) of the voting power of the issued and outstanding shares of the Common Stock as of the record date approved the Stock Purchase Agreement, dated 23 January 2017, (“TSI SPA”). The TSI SPA is by and among VEI CHN; the Company; TSI; and the sole shareholder of TSI (“TSI shareholder”). Under the TSI SPA: (a) the TSI shareholder who owned One Thousand Two Hundred and Fifty (1,250) shares of TSI Common Stock (the “TSI Shares”), constituting One Hundred Percent (100%) of the issued and outstanding shares of capital stock of TSI, sold all of those TSI Shares to VEI; and (b) TSI issued Eighty-Eight Thousand and Forty-four (88,044) shares of TSI Common Stock to VEI under the TSI SPA (“TSI C-Shares”). The aggregate purchase price for all of the TSI Shares (the “Purchase Price”) was Two Thousand Six Hundred and Thirty-Six United States Dollars (US$2,636.00). The aggregate subscription price for all of the TSI C-Shares (the “C-Share Purchase Price”) was Two Hundred Thousand United States Dollars (US$200,000.00), which amount was deposited with TSI by the Company as a good faith earnest money deposit in January 2015. The TSI SPA was unanimously approved by VEI CHN’s Board of Directors and by the Company’s Board of Directors at a combined board of directors meeting held on 23 January 2017 in Hong Kong SAR. VEI and Company signed the TSI SPA on 25 January 2017 in Hong Kong SAR. As of 26 January 2017, the Company had received written consents from nine Stockholders approving the corporate action, which written consents represent 16,095,324 shares of Common or 54.27% of the issued and outstanding shares of Common Stock as of the record date – there being 29,656,130 shares of Common Stock issued and outstanding as of the record date. TSI’s board of directors approved and signed the TSI SPA on 23 January 2017. The Seller signed the TSI SPA on 26 January 2017.  With the consummation of the TSI SPA, TSI is being operated as a wholly owned subsidiary of VEI CHN.  For U.S. federal securities law purposes, the consummation of the stock purchase under the TSI SPA occurred with the mailing of a definitive information statement by the Company, which occurred on or about March 15, 2017 TSI is being operated as a subsidiary and VEI’s IT Business operation in greater Manila, Philippines region.

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

VEI CHN Group has been serving in IT Business sectors for over 15 years, focusing on POS maintenance and support to retail sector. The VEI CHN Group will continue its key business and seek to expand its client base to gain more market share in PRC, Hong Kong SAR, and certain other areas of Asia Pacific.  VEII may consider acquiring companies in the Asia Pacific region with similar business, subject to financial wherewithal to do so and subject to a suitable and affordable acquisition opportunity. The perceived cost of market penetration will also be a factor in deciding whether to pursue any acquisition opportunities.  The Company and its subsidiaries do not currently have ready access to funding for acquisitions and would have to locate sufficient, affordable funding to pursue any acquisition or merger with a significant cash consideration requirement.  The Company and its subsidiaries may be unable to locate the funding needed to consummate a merger or acquisition, especially since the Company is a small reporting company with a penny stock common stock.

We use strategic partnerships as another way of marketing and selling our IT Business.  The operating subsidiaries will also cooperate with strategic partners in the local markets to secure and provide maintenance services to major retail customers and as a basis for attempting to expand our business in our markets.  In fiscal year 2018, we had over 10 strategic partner arrangements engaged in providing our services to customers in our China/Hong Kong markets.

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

There can be no assurance that our efforts to protect our computer systems, networks and other information systems will prevent any of the problems identified as cyber security attacks or problems.  The problem of this type might be caused by events such as computer hacking, computer viruses, worms and other destructive or disruptive software, “cyber-attacks” and other malicious activity, defects in the hardware and software comprising our network and information systems, as well as natural disasters, power outages, terrorist attacks and similar events. Such events could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to help centers and damage to our or customers’ equipment and data. Operational or business delays for our operations or customer operations may result from the disruption of computer systems, network or information systems and the subsequent remediation activities. These events may create negative publicity resulting in reputation or brand damage with customers and our results of operations could suffer.  Since we provide computer, software and system services and products to customers, cyber security attacks on our computer systems, networks and other information systems may affect our customers’ computer systems, networks and other information systems and produce liabilities on our part to such customers.

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

The Company has not developed a succession plan in the event of the retirement, disability or death of key personnel.  IN the event of the loss of the services of any key personnel, the Company would in all likelihood be forced to recruit an outside person to fill a key personnel position.  The Company may lack sufficient cash and benefits to attract qualified personnel for key personnel positions.

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

Insurance

Except the Company’s subsidiaries in (i) PRC are required to cover its employees with medical, retirement and unemployment insurance programs, and (ii) Hong Kong are required to cover its employees with labor insurance programs under the prevailing laws and regulations of the PRC and in Hong Kong, we do not maintain other insurance. Because we may not have sufficient insurance, if we are made a party to a liability legal action, we may not have sufficient funds to defend the litigation or may suffer another liability. If that occurs a judgment or liability that is not covered by any insurance or covered by available cash or funding, could cause us to cease or reduce operations.  We did not experience any significant claims against our insurance in fiscal year 2018.

Government Regulation

We are not currently subject to direct Chinese, United States federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to our IT Business and the U.S. securities laws applicable to the Company. However, the Internet is increasingly popular and essential on a global basis. As a result, it is possible that a number of international and local laws and regulations may be adopted with respect to the Internet applications and transactions, including ones used in or serviced by our service. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Existing and future laws and regulations governing the privacy of end users or their customers’ information is or may become part of the regulatory burden of conducting our business lines.  We do not provide our services in the U.S. as of the date of this Annual Report on Form 10-K, but the global nature of the Internet and e-commerce and financial transactions means that any company may become subject from time to time to U.S. or foreign laws on privacy, financial regulation, business regulation or tax law.

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

Employees

We have more than 290 full time employees as of December 31, 2018, including officers of the Company and including employees and officers of VEI CHN and its subsidiaries.

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

While VEI CHN has been in business for several years, the Company has been in the IT Business for relatively short period. Further, the Company has been unable so far to develop its IP Business.  Additionally, our operating income and assets are not significant, especially in light of the numerous competitors in our industry and the fact that many of those competitors have substantially greater technical and financial resources, market share, broader geographical market reach, brand recognition, customer loyalty and strategic alliances than our company.  We are vulnerable to larger competitors targeting our services, and the ability of our competitors to undercut our pricing for sustained periods.  With limited resources and funding, our company cannot afford to engage in any pricing competition because we require profits in order to sustain our business. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of our services and the extremely competitive environment in which we will operate. Our performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing profitability in the evolving, highly competitive IT industries. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations. We have the added burden of managing the recently acquired IT Business and our traditional IP Business and seeking to integrate them.

If we do not maintain a stable, competent management team in our service, our company may fail or fail to achieve profitability. Our management team has been stable for fiscal year 2018.

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

Our performance to date has been and will continue to be largely dependent on the talents, efforts and performance of our senior management and key technical personnel, who generally have, in our opinion, significant experience with our company and substantial relationships and reputations within the industry of our services. Certain of our executive officers and top technical personnel may enter into employment and noncompetition agreements. However, while it is customary in the industry to use employment agreements as a method of retaining the services of key executive personnel, these agreements do not guarantee us the continued services of such employees. We do not currently have an employment agreement with our key personnel, or with most of our key technical and engineering personnel. The loss of our executive officers or our other key personnel, particularly with little or no notice, could cause delays on business developments and projects and could have an adverse impact on our customers and industry relationships, our business, operating results or financial condition.  While we may rely on independent contractors or consultants for technical needs, we may also experience an inability to hire such expertise in the future.  The job market for experienced IT personnel is competitive in PRC and Hong Kong SAR, our primary markets, as well as globally. We also lack the resources or funding to match more established competitors’ compensation packages for the kind of personnel that is critical to our company’s survival and success.

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

The Company has not developed a succession plan for key personnel and does not have key man life insurance.

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

The Company has made a minor effort at marketing its smart baggage tag in the United States to the Washington, D.C. metropolitan area, but the Company has not developed any significant resources to further marketing in the U.S.  The Company has no revenues from or operations in the U.S. The Company may devote resources to more marketing efforts in the U.S.  Such efforts may divert marketing resources from IT Business in key markets.

Our successful pursuit of profitable business faces various risks and challenges, including:

•the success of our business will be primarily dependent on customer acceptance of our services and products, which is extremely difficult to predict;

•achieving sustainable operating revenues sufficient to support our business;

•the business can be capital-intensive in terms of labor costs and our capacity to generate cash from our operations may be insufficient to meet our anticipated capital requirements, especially the capital needs of penetrating new markets and developing our services to meet customer demands;

•technological developments could render obsolete our technologies, services and products and undermine our services and products in the industry, especially IP Business;

•the need to access expertise and technical resources in each market in which we may operate presents high capital costs that may be beyond our ability to fund – as such, we may be unable to bid for highly profitable, but high labor cost, projects or contract opportunities, which inability can limit our growth and profitability potential;

•we may be unable to compete for or afford key personnel in our industry that pays a premium for talent, especially since our common stock has a limited market price and limited liquidity;

•a shortage of qualified personnel, could delay or halt our business operations;

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

As part of our growth strategy, and if we attain funding, stability and profitability in our core business, we may selectively pursue strategic acquisitions in our industry and related industries. We may not be able to consummate such acquisitions, or efficiently integrate new businesses into our existing business, which could adversely impact our growth. If we do consummate acquisitions, integrating an acquired company, business or technology may result in unforeseen operating difficulties and expenditures, including:

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

Our future success is significantly dependent on our ability to provide services and deliverables that consistently meet our customers’ needs. We may rely on contractors and their software applications, hardware and other information technology and communications systems for the development and provision of our services and deliverables to customers. This reliance may present problems in effectively performing services in a profitable manner.

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

Our industry is rapidly evolving, primarily due to technological developments. The rapid growth of technology may prevent us from being able to accurately predict the overall effect that technological growth may have on our potential revenue and profitability. This requires us to either develop these capabilities by acquiring or developing our own intellectual property rights, which can result in substantial research and development costs and substantial capital expenditures or to purchase third-party licenses, which can result in significant expenditures. In the event we seek to obtain third-party licenses, we cannot guarantee that they will be available or, once obtained, will continue to be available on commercially reasonable terms, or at all. If we are unable to develop and effectively market new technologies that adequately or competitively address the needs of changes in our industry, it could have an adverse effect on our business and growth prospects.

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

In addition, we may be required to litigate in the future to enforce any technologies or any intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. This is especially a risk in the IP Business, which has not actively competed against other e-pay technologies. Any such litigation could result in substantial costs and diversion of resources and could have an adverse effect on our business and/or our operating results. We do not have reserves for litigation and may be unable to afford to litigate, which could mean the loss of the value of any intellectual property rights.

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

We may need additional and ongoing financing to fund our operations or to find new operations or business lines, which we may not be able to obtain on acceptable terms or at all, especially as a microcap, smaller company. Additional capital raising efforts in future periods will be dilutive to our then current stockholders or result in increased interest expense and debt load in future periods.

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

If we experience growth in the number of employees and the scope of our operations, then such growth will result in increased responsibilities for our management. The risk is heightened by our reliance on a relatively small group of executives. If our management is unable to successfully manage expenses in a manner that allows us to both improve operations and at the same time pursue potential market opportunities, the growth of our business could be adversely impacted, which may, in turn, negatively affect our operating results or financial condition. In addition, we believe that a critical contributor to any success will be a creative culture. As we attempt to grow and alter our business to focus increasingly on the creation, production and marketing of services and products, and as we experience change in response to the requirements of being a public company, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our future success.

We may not be able to adequately finance the significant costs associated with the development of new product lines and new services.

Any technology business is subject to a demand to have the newest product and services to match changes in technology and customer purchasing habits.  This technological cycle will require us to purchase new products and develop or license new services to match changes in the technologies used by our customers.

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

We are dependent on Hong Kong SAR and, to a lesser extent, PRC for our customers and revenues.  We lack extensive diversification into new geographical markets, which is a goal of our company, but we also believe there is sufficient business in Hong Kong SAR and PRC to support our short-term business and financial goals and to support our foreseeable operating overhead.  The acquisition of TapServices, Inc. is an effort to expand the reach of geographical markets beyond PRC and Hong Kong SAR, but we remain committed to expanding our business in PRC and Hong Kong SAR as our core geographical market.  TapServices, Inc. will need to be self-supporting in terms of revenues and meeting working capital needs in order to allow the other operating subsidiaries to dedicate funds to developing and supporting operations in the key China and Hong Kong markets.

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

We have derived a significant portion of our revenue from a limited number of customers. For the year ended December 31, 2018, our revenue was concentrated in our largest customer that accounted for approximately 26.4% of annual revenues. As of December 31, 2018, $76,540 or 13.3% of our accounts receivable, was due from our largest customer. We do not have long term contractual arrangements or regular negotiation with most of these customers. The loss of one or more of these customers could damage our business, financial condition and results of operations.   We are endeavoring but may not succeed expanding our customer base in order to reduce reliance on major customers.

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

Risks Related to Our Common Stock

While our common stock is quoted on The OTC Markets Group, Inc. QB Venture Market Tier, there is not now, and there may not ever be, a sustained active, liquid public market for our common stock and we cannot assure you that the Common Stock will become liquid or that it will be listed on a national securities exchange (other than OTC). There currently is only a minimal public market for our Common Stock. Failure to develop or maintain a liquid public trading market could negatively affect the value of our Common Stock and make it difficult or impossible for stockholders to sell their shares.

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

The penny stock status of the Company makes very difficult to attract institutional investor or market maker support.

The market price for our Common Stock can be volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history of our services and lack of sustained profits which could lead to wide fluctuations in our share price.

The market for our Common Stock can be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be potentially more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our Common Stock are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our Common Stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operations and lack of sustained profits to date, and uncertainty of future market acceptance for our existing and potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.  Brokers may also have internal rules against trading, supporting as a market maker or otherwise handling “penny stock” in general.

A limited number of our shareholders own a large percentage of our Common Stock, which will allow them to exercise significant influence over matters subject to shareholder approval.

Our executive officers, directors and their affiliated entities will beneficially own or control approximately 41.38% if the outstanding shares of our Common Stock. Accordingly, these executive officers, directors and their affiliated entities, acting as a group, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, dissolution, or any other significant corporate transaction. These shareholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other shareholders. This significant concentration of Common Stock ownership may adversely affect the trading price of our Common Stock due to investors’ perception that conflicts of interest may exist or arise.

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

The JOBS Act provides scaled disclosure provisions for an eligible Emerging Growth Company,  including, among other things: (a) permitting an Emerging Growth Company to include only two years of audited financial statements in a registration statement filed under the Securities Act for an initial public offering of common equity securities; (b) allowing an Emerging Growth Company to comply with the smaller reporting company version of Item 402 of Regulation S-K (Executive Compensation); and (c) removing the requirement that our independent registered public accounting firm attest to the effectiveness of Emerging Growth Company’s internal control over financial reporting in accordance with Section 404(b) of the Sarbanes-Oxley Act of 2002. The JOBS Act also exempts an Emerging Growth Company  from the following additional compensation-related disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act: the advisory “say-on-pay” vote on executive compensation required under Section 14A(a) of the Exchange Act; the Section 14A(b) requirements relating to shareholder advisory votes on golden parachute compensation; the Section 14(i) requirements for disclosure relating to the relationship between executive compensation and financial performance of the issuer; and the requirement of Dodd-Frank Act Section 953(b)(1), which will require disclosure as to the relationship between Chief Executive Officer and median employee pay. Under Section 102(b)(1) of the JOBS Act, “Emerging Growth Companies” can also delay adopting new or revised accounting standards until such time as those standards apply to private companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Currently, there are no unresolved Commission staff comments.

ITEM 2. PROPERTIES.

We own no real property. Our company and subsidiary operations leases the following office spaces:

1)7/F, Darton Tower, 142 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong

2)Room 04, 23/F, Newpoly Tower, No. 2 Zhong Shan Liu Road, Guangzhou, China 510180

3)Room 705, 7/F, Cai Wu Wei Jing Long Building, No. 139 Hong Bao Road, Luo Hu District, Shen Zhen, China 518001

4)Room 201, Block A7, No. 700 Yi Shan Road, Xuhui District, Shanghai, China 200233

5)Room 1107, 2/F, No.15 West Majiapu Road, Fengtai District, Beijing, China 100068

6)Unit 1702-1703 Robinsons Equitable Tower, ADB Avenue cor. P. Poveda Rd., Ortigas, Pasig City, Philippines 1605

We believe that the above space is sufficient for our current operations. We paid $437,162 in aggregate lease payments in fiscal year 2018 for the above spaces.

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

	Closing Prices (1)
	High	Low
Fiscal Quarter

2018
First Quarter (ending March 31, 2018)	$0.070	$0.030
Second Quarter (ending June 30, 2018)	$0.057	$0.014
Third Quarter (ending September 30, 2018)	$0.035	$0.035
Fourth Quarter (ending December 31, 2018)	$0.048	$0.048
2017
First Quarter (ending March 31, 2017)	$0.115	$0.060
Second Quarter (ending June 30, 2017)	$0.090	$0.040
Third Quarter (ending September 30, 2017)	$0.100	$0.080
Fourth Quarter (ending December 31, 2017)	$0.070	$0.060

(1) The above table sets forth the range of high and low closing prices per share of our Common Stock as reported by www.quotemedia.com for the periods indicated.

Holders

As of December 31, 2018, there were approximately 76 stockholders of record of our Common Stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Dividend Policy

We have not paid any cash dividends on our Common Stock for the years ended December 31, 2018 and 2017. While we have declared and paid dividends in the past, and we intend to do so in the future, our financial condition may require us to retain future earnings for overhead and business development costs. As such, investors should not invest in our Common Stock on the assumption that it will pay a regular or periodic dividend.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2018 that went undisclosed in a quarterly report on Form 10-K, Form 10-Q or a current report on Form 8-K that was filed during the period.

The recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to any resale or distribution thereof and appropriate legends were affixed to the share certificates as “Restricted Stock” under Rule 144 of the Securities Act.

Purchases of Equity Securities

No repurchases of our Common Stock were made during the fiscal year 2018.

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

Overview of our Business

Value Exchange International, Inc.

Our initial proposed business was to operate a credit card processing and merchant-acquiring services company that provides POS - credit card clearing services to merchants and financial institutions in PRC and Hong Kong SAR. Since inception, we have strived to implement our business plan, including the key step of creating our Global Processing Platform (“SinoPay GPP”) and establishing our website, www.sinopayments.com.

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

As of the date of this Annual Report on Form 10-K, we still have not sold or implemented any IP Business to any customer.  Our current focus is on growing the IT Business because of our judgment that IT Business presents a more promising segment for growing our revenues and attaining sustained profitability.  While we will continue our efforts to sell the IP Business products and services, the IP Business will be more in the order of an optional product and service line, or a lead sales enticement for the IT Business, until we have sufficient funds or revenues to aggressively market and sell IP Business products and services.  Since we are focused on the retail sector, the offering of IT Business with an IP Business complementary offering makes sense in terms of fully leveraging all of our capabilities. Our hope is that the dual business lines may prove complementary in that each may lead to business opportunities for the other. IT Business and IP Business are presented as separate customer offerings and we made no progress in integrating IT Business and IP Business beyond offering them as menu of available services and products.  We do not view the IP Business as essential to our future operations.

Enhancements to the functions of the IP Business products may be required to make them more attractive to the market. When and if we can attain sufficient revenues and/or funding, and subject to then current market demand, we may seek to offer a package of integrated IP Business and IT Business products and services as well as enhanced functionality for our IP Business products.

One factor affecting our IP Business is that POS customers tend to be sensitive to whether a POS provider is a long term provider of systems, services and maintenance.  In light of our lack of any presence or financial performance in the IP Business, and the public availability of our financial information,  as well as our lack of a prominent brand presence in our markets, we will probably have to significantly improve our financial and business performance to reassure prospective IP Business customers of our staying power as a provider of POS products, systems, and services and to fund the sort of sustained marketing and sales campaigns to increase the end users’ awareness of IP Business brand and capabilities.  Such campaigns have been beyond our financial wherewithal and may not be possible in fiscal year 2018.  “New Developments” in this Annual Report on Form 10-K describes a new strategic focus in the Company’s efforts to develop a revenue generating IP Business.

Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry.  A general trend affecting our IT Business is the trend of increasing competition for skilled labor.  With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets.  We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail.  We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2017 or 2018.

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

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing.  We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2017 or fiscal year 2018, but we perceive that the expansion of cloud computing could allow foreign customers to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core market.  We may find it more difficult to compete for IT Business in Hong Kong and China if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems.  The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets.

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

During January 2017, VEI CHN acquired 100% common stock of TapServices, Inc. (“TSI”) for total consideration being $202,636. TSI is a limited liability corporation organized under the laws of the Philippines on March 24, 2009. TSI operations have been managed by Mr. Benny Lee, a director of VEI SHG. TSI commenced revenue generating operations in 2010 and focused on software and computer hardware maintenance on point of sale or “POS” systems for local Manila, Philippines businesses. TSI business model in 2017 and 2018 has been to engage in the business of providing information, data, and communications technology services, to supply and deal in all related products, including computer hardware, software and application products, and to own, design, install, maintain, operate, integrate, sell, lease or otherwise deal in such systems, facilities, gateways, equipment, devices and POS terminals in the retail business. TSI’s business line is essentially similar to the business line of VEI CHN Group in information technology and computer system consulting services and related products’ sales. The customer base of TSI includes Robinson Retails Group (“RRG”), Ministop Convenience Stores, and Watson’s Personal Health and Care (Phil.) Inc. in the Philippines. In 2017, TSI achieved of $0.85 million in gross revenues. TSI customarily combines maintenance contracts with hardware sales. TSI geographical market is the greater Manila, Philippines region and adjacent areas.

Throughout fiscal year 2018, we are focusing and will focus its business in IT Business, and seek to expand its services to commercial customers in PRC and Asia Pacific Region. This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer order in our core markets of Hong Kong SAR and China than the IP Business.  This judgment was a factor in deciding to pursue the new strategic focus described in “New Development” section of this Annual Report on Form 10-K.

Any expansion is subject to and limited by our then current funding and cash flow, commitment of our manpower, ability to handle additional work and availability of sufficient strategic partner or contractor assistance. Beyond a $25,000 loan, the Company does not intend to fund KTSI or guarantee any debt funding by KTSI, and KTSI will have to independently raise its working capital.

Financial Performance Highlights

The following are some financial highlights for the 2018:

•Net revenue: Our net revenues were $7,973,031 for the year ended December 31, 2018, as compared to $6,455,700 for the year ended December 31, 2017, an increase of $1,517,331 or 23.5%.

•Gross profit: Gross profit for the year ended December 31, 2018 was $1,428,023 or 17.9% of net revenues, as compared to $1,442,285 or 22.3% of net revenues, for the year ended December 31, 2017, a decrease of $14,262 or 1.0%.

•Loss (income) from operations: Our loss from operations totaled $11,670 for the year ended December 31, 2018, as compared to income from operations $61,487 for year ended December 31, 2017, a change of $73,157. The change was mainly attributable to the increase in our gross profit offset by decrease in operating expenses.

•Net income: Our net income of $205,158 for the year ended December 31, 2018, compared to $70,934 for the year ended December 31, 2017, an increase of $134,224 or 189.2%.

•Basic and diluted net income per share was $0.01 for the year ended December 31, 2018.

Results of Operations

Year Ended December 31, 2018 compared to the year ended December 31, 2017

The following table summarizes the results of our operations during the years ended December 31, 2018 and 2017 and provides information regarding the dollar and percentage increase or (decrease) from the 2017 year to the 2018 year.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2018 and 2017

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	2018	2017	Change
	US$	US$	US$	%
NET REVENUES
Service income	7,973,031	6,455,700	1,517,331	23.5
COST OF SERVICES
Cost of service income	(6,545,008)	(5,013,415)	(1,531,593)	30.5
GROSS PROFIT	1,428,023	1,442,285	(14,262)	(1.0)
Operating expenses:
General and administrative expenses	(1,481,242)	(1,332,218)	(149,024)	11.2
Foreign exchange gain (loss)	41,549	(48,580)	90,129	(185.5)
(LOSS) INCOME FROM OPERATIONS	(11,670)	61,487	(58,895)	(119.0)
OTHER INCOME (EXPENSES)	206,207	1,650	204,557	12,397.4
INCOME BEFORE PROVISION FOR INCOME TAXES	194,537	63,137	131,400	208.1
INCOME TAXES (EXPENSES) / CREDIT	10,621	7,797	2,824	36.2
NET INCOME	205,158	70,934	134,224	189.2

Net revenues. Net revenues were $7,973,031 for the year ended December 31, 2018, as compared to $6,455,700 for the fiscal year ended December 31, 2017, an increase of $1,517,331 or 23.5%. This increase was primarily attributable to the increase in our revenue from 1) systems maintenance with revenue increasing from $4,470,838 for the year ended December 31, 2017 to $5,006,680 for the year ended December 31, 2018, and 2) sales of hardware and consumables with revenue increasing from $1,731,210 for the year ended December 31, 2017 to $2,730,633 for the year ended December 31, 2018; offset by the decrease in our revenue from 3) systems development and integration with revenue decreasing from $253,652 for the year ended December 31, 2017 to $235,718 for the year ended December 31, 2018.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff and general overhead. Our cost of services increased to $6,545,008 or 82.1% of net revenues, for the year ended December 31, 2018, as compared to $5,013,415 or 77.7% of net revenues, for the year ended December 31, 2017, an increase of $1,531,593 or 30.5%. The increase in cost of services was mainly attributable to the increase in our contracting fees to suppliers, and the cost of technical staff, since we are expanding our technical team for the growing demand of our service.

Gross profit. Gross profit for the year ended December 31, 2018 was $1,428,023 or 17.9% of net revenues, as compared to 1,442,285 or 22.3% of net revenues, for the year ended December 31, 2017. The decrease of gross profit was largely due to increase in cost of services; and off-set by increase in net revenues in 2018, as compared with 2017.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses slightly increased to $1,481,242 or 18.6% of net revenues, for the year ended December 31, 2018, as compared to $1,332,218 or 20.6% of net revenues, for the year ended December 31, 2017, an increase of $149,024 or 11.2%. The primary reason for the increase was attributable to an increase in staff cost, consultancy and professional fee and depreciation and amortization expenses since we incurred more in these area in 2017.

Loss (income) from operations. As a result of the above analysis, our loss from operations totaled $11,670 for the year ended December 31, 2018, as compared to income from operations totaled $61,487 for year ended December 31, 2017, a change of $73,157. The change was mainly attributable to the increase in operating expenses; and off-set by an increase in our gross profit.

Income taxes. The Company is subject to United States federal income tax at a tax rate of 21% in 2018 (2017: 35%) on any revenues subject to U.S. taxation. No provision for income taxes in the United States has been made as the Company had no U.S. source income taxable in the United States for the fiscal years ended December 31, 2018 and 2017.

VEI CHN, VEI HKG and CUCUMBUY were formed in Hong Kong and subject to Hong Kong income tax at a tax rate of 16.5% for the year ended December 31, 2018. TSI was formed in Philippines and subject to an income tax rate of 30% for the year ended December 31, 2018. Our VEI SHG was formed in China and subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the “New EIT Law,” and its implementing regulations, both of which became effective on January 1, 2008. VEI SHG subject to an income tax rate of 25% for the year ended December 31, 2018.

Income taxes credit amounted to $10,621 or 0.1% of net revenues for the year ended December 31, 2018, as compared to Income taxes credit $7,797 or 0.1% of net revenues for the year ended December 31, 2017. The increase was primarily attributable to the utilization of tax loss brought forward and recognition of deferred tax asset attributable for tax loss for the year ended December 31, 2018.

Net income. As a result of the foregoing, we had a net income of $205,158 for the year ended December 31, 2018, compared to net income $70,934 for the year ended December 31, 2017, as a result of the factors described above concerning higher revenue, operating expenses and other income.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $729,069.  The following table provides detailed information about our net cash flow for all financial years presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Year Ended
	December 31,
	2018	2017
	US$	US$
Net cash provided by (used in) operating activities	1,010,669	(361,240)
Net cash used in investing activities	(208,921)	(100,952)
Net cash used in financing activities	(87,999)	(4,379)
Effect of exchange rate changes on cash and cash equivalents	(7,742)	41,580
Net increase in cash and cash equivalents	706,007	(424,991)
Cash and cash equivalents at the beginning of year	23,062	448,053
Cash and cash equivalents at the end of year	729,069	23,062

Operating Activities

Net cash provided by operating activities was $1,010,669 for the year ended December 31, 2018, which was a change of $1,371,909 from net cash used in operating activities of $361,240 for the year ended December 31, 2017. The change was primarily attributable to the following:

1)Net income of $205,158 for the year ended December 31, 2018, compared to $70,934 for the year ended December 31, 2017; and

2)A change of Accounts receivable, Other receivables, deposit and prepayments, Deferred income and Amounts due to related parties increased our operating cash balances by $723,348, $344,372, $859,773 and $299,421 respectively; offset by

3)A change of Amounts due from related parties and Inventories decreased our operating cash balances by $746,592 and $116,320 respectively.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Total Due	Due in Less than 1 year	Due in 1-3 Years	Due in 4-5 years	Due in more than 5 years
Obligations
Operating Lease Obligations	738,581	344,177	394,404	-	-
Debt Obligations	2,705	2,705	-	-	-

Investing Activities

Net cash used in investing activities decreased to $208,921 in the year ended December 31, 2018, which was an increase of $107,969 from $100,952 for the year ended December 31, 2017. The increase in net cash used in investing activities was attributable to the purchase of plant and equipment by $219,092; offset by cash provided by the proceed of Disposal of fixed assets and Interest received by $9,807 and $364 respectively for the year ended December 31, 2018.

Financing Activities

Net cash used in financing activities was $87,999 in the year ended December 31, 2018, which was an increase of $83,620 from net cash used in financing activities of $ 4,379 for the year ended December 31, 2017. The increase was attributable to the repayment of bank loan, interest paid and loan from a director amounts to $31,882, $4,835 and $51,282 respectively for the year ended December 31, 2018.

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

On February 16, 2018, VEI SHG signed a January 24, 2018 stores equipment support agreement (“Agreement”) with the largest health care and beauty retailer (“Retailer”) in People’s Republic of China (“China”). Under the Agreement, the Retailer has contracted for site and preventive maintenance and support for computer and point of sale systems (“Systems”) as well as new store and store renovation install and migration services for Systems from the VEI SHG. The Agreement is non-exclusive, covers Retailer’s stores in the northern and eastern region of China and runs through December 2019.  Gross revenue and net profit potential, if any, as well as the full extent of services by VEI SHG under the Agreement are uncertain at this time due to lack of sufficient operational experience as a service provider under the Agreement.  The Agreement may require the Company to seek additional equity and/or debt funding to provide the capital needed to staff and purchase product under the Agreement.  The amount and availability of such funding is not certain as of the date of this Form 10-K Annual Report. Adequate and affordable funding, required by, if any, the Agreement is essential to the ability of VEI SHG to perform its obligations under the Agreement. While the Company does not currently anticipate any problems in obtaining the necessary funding, if any is required, and has not experienced in funding this contract in fiscal year 2018, the Company makes no assurances about its ability to timely, affordably obtain the necessary funding for the Agreement.

During fiscal year 2018, VEI SHG had $1,577,682 in gross revenues from the work under the Agreement.

Since part of the Company’s strategic plan is to seek to expand its revenue generating operations by expanding into new markets and/or acquiring new businesses, as well as developing new services and products, all of which shall be as permitted by the limited resources of the Company and available, affordable funding, the Company may require funding in the future for such expansion. The ability of the Company to fund such expansion is not certain and the impact of any such funding on the Company’s liabilities and cash flow is uncertain until an expansion opportunity is identified and pursued.  Expansion efforts of the Company, which the Company views as critical to sustained profitability, may be undermined by the Company’s limited cash flow from operations and from the lack of affordable, adequate funding from outside sources. The ability of the Company to raise funding is also severely hampered by its penny stock status and lack of an active public stock market in its Common Stock.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in note 2 of the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

The consolidated financial statements include the accounts of Value Exchange International, Inc. and the following subsidiaries:

1.Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on November 16, 2001;

2.Value Exchange Int’l (Shanghai) Limited, a wholly-owned subsidiary of the Company incorporated in Shanghai as a private company on September 2, 2008;

3.Value Exchange Int’l (Hong Kong) Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on August 25, 2003 and acquired by VEI CHN on September 25, 2008;

4.Cucumbuy.com Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on May 14, 2013; and disposed by VEI CHN on May 21, 2018 with consideration of HK$1; and

5.TapServices, Inc., a wholly-owned subsidiary of the Company incorporated under the laws of the Republic of the Philippines as a private company on March 24, 2009 and acquired by VEI CHN on January 23, 2017.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2018:

	Place of incorporation	Ownership percentage
		2018	2017
Value Exchange International, Inc.	USA	Parent Company	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	100%
Cucumbuy.com Limited	Hong Kong	-	100%
TapServices, Inc.	Philippines	100%	-

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

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2018 and 2017, there was no allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

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

Estimated Useful Life
Lesser of lease term or the estimated useful lives of
Leasehold improvements	5 years
Computer equipment	5 years
Computer software	5 years
Office furniture and equipment	5 years
Motor Vehicle	3 years
Building	5 years

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

Multiple-deliverable arrangements

The Company derives revenue from fixed-price sale contracts with customers that may provide for the Company to procure hardware and software licenses with varied performance specifications specific to each customer and provide the technical services for systems development and integration of the hardware and software licenses. In instances where the contract price is inclusive of the technical services, the sale contracts include multiple deliverables. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are me:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2018 and 2017.

	2018	2017
	US$	US$
NET REVENUES
Service income
- systems development and integration	235,718	253,652
- systems maintenance	5,006,680	4,470,838
- sales of hardware and consumables	2,731,048	1,731,210
	7,973,446	6,455,700

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

Year ended	December 31, 2018	December 31, 2017
RMB : USD exchange rate	6.5797	6.7518
Average period ended
HKD : USD exchange rate	7.800	7.800
Average period ended
PESO : USD exchange rate	51.1725	49.8403
Average period ended

Year ended	December 31, 2018	December 31, 2017
RMB : USD exchange rate	6.8505	7.0191
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	51.4851	N/A

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption, or expected adoption and effects of our consolidated financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company, as a “smaller reporting company” (as defined by §229.10(f) (1)), is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2018 and 2017 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 20, 2018, the Board of Directors of the Company approved a resolution to appoint ZHEN HUI Certified Public Accountants (“ZHEN HUI”), with current address Flat A, 13/F., Shun Pont Commercial Building, 5-11 Thomson Road, Wanchai,, Hong Kong, to replace its certifying public auditor, David Yueng, ECOVIS Hong Kong (“ECOVIS”), of Room 1905, 19/Fl., West Tower, Shun Tak Centre, 168-200 Connaught Road Central, Hong Kong.  The engagement of was consummated by July 20, 2018. The Board decided to change certifying public auditor because ECOVIS advised the Board that ECOVIS did not wish to handle future VEII audit work due to the cost and resource demands of auditing the Company.

ZHEN HUI has provided the Company with the required independent letter under Rule 3526 of Public Company Accounting Oversight Board rules.

ZHEN HUI’s report on the financial statements for the fiscal year ended December 31, 2018 and 2017, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting.

During the fiscal year ended December 31, 2018, (i) there were no disagreements with ZHEN HUI on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of ZHEN HUI , would have caused ZHEN HUI to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ECOVIS’s report on the financial statements for the fiscal year ended December 31, 2015, 2016 and 2017, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

During the years ended December 31, 2015, 2016 and 2017 and through July 20, 2018, (i) there were no disagreements with ECOVIS on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of ECOVIS, would have caused ECOVIS to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2018, and as of the date that the evaluation was completed, our disclosure controls and procedures were effective.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2018, our internal control over financial reporting is deemed effective.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company has adopted a code of ethics that applies to the Company’s directors, officers and employees, including the Chief Executive Officer and the Chief Financial Officer and any other persons performing similar functions. The text of our code of ethics, “Code of Ethics,” has been posted on our website at https://www.value-exch.com. The Company will provide a copy of the code of ethics without charge upon request to Corporate Secretary, Value Exchange International, Inc., 7/F., Darton Tower, 142 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong SAR.  Contents of URL’s referenced in this Annual Report on Form 10-K are not incorporated in this Annual Report on Form 10-K.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our current executive officers, directors and significant employees and their ages and titles as of December 31, 2018.

Name	Age	Position with the Company	Director Since
Matthew Mecke	49	Director	11/ 21/08
Kenneth Tan	54	Chief Executive Officer, President and Director	08/26/13
Bella Tsang	54	Secretary, Treasurer, Principal Financial Officer and Director	08/26/13
Johan Pehrson	61	Director	07/07/14
Edmund Yeung	49	Director	06/25/15
Channing Au	40	Chief Financial Officer and Treasurer	Not applicable

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

Audit Committee and Other Board Committees

The VEII Board of Directors had no nominating or compensation committee in fiscal year 2018.  The Company relies on the Board of Directors to perform the functions typically performed by a compensation and nominating committee.  The VEII Board of Directors established an Audit Committee on October 29, 2015 and appointed the following as the Audit Committee’s initial members: Matthew Mecke, Johan Pehrson and Edmund Yeung.

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

The Company’s Board of Directors intends to conduct a bench marking analysis of the following companies in April 2019 as part of determining appropriate compensation for members of Company management.

Companies to be used in that benchmarking are:  (1) PCM, Inc.; (2) JetPay Corporation (based on 2018 information); (3) USA Technologies, Inc.; (4) Purebase Corporation; and (5) Net Element, Inc.

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

Audit Committee and Audit Committee Financial Expert

The Company formed an Audit Committee on October 29, 2015. The Company has been unable to locate a prospective independent director who meets the requirements of a financial expert and is willing to serve as a director of the Company.  None of the current directors qualify as financial experts.

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

All audit and audit-related services performed by our principal accountant during the fiscal year ended December 31, 2018 were approved by our audit committee.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2018, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2018, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2018, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended, December 31, 2018, 2017 and 2016. No other executive officer received compensation greater than $100,000 during any fiscal year.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Tan (1)	2018	33,333	-0-	-0-	-0-	-0-	-0-	-0-	33,333
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	6,410	-0-	-0-	-0-	-0-	-0-	-0-	62,820

Bella Tsang (2)	2018	46,154	-0-	-0-	-0-	-0-	-0-	-0-	46,154
	2017	48,462	-0-	-0-	-0-	-0-	-0-	-0-	48,462
	2016	41,667	-0-	-0-	-0-	-0-	-0-	-0-	41,667

Channing Au (3)	2018	46,154	-0-	-0-	-0-	-0-	-0-	-0-	46,154
	2017	42,308	-0-	-0-	-0-	-0-	-0-	-0-	42,308
	2016	61,410	-0-	-0-	-0-	-0-	-0-	-0-	61,410

Footnotes:

(1)Mr. Kenneth Tan was appointed as Chief Executive Officer and a Director of the Company as of August 26, 2013.

(2)Ms. Bella Tsang was appointed as Secretary and Director of the Company as of August 26, 2013, and was appointed as Treasurer and principal financial officer of the Company as of June 25, 2015; and on October 29, 2015, she resigned as a Treasurer and principal financial officer of the Company.

(3)Channing Au was appointed as Chief Financial Officer and Treasurer of the Company as of November 5, 2015.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or non-exercisable options, as of the years ended December 31, 2018.

Long-Term Incentive Plans

There are no arrangements or plans currently used and in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Director Compensation

None of the directors received compensation for director services during the fiscal year ending December 31, 2018.

Pension Benefits

No named executive officers received or held pension benefits and the Company does not maintain a pension benefit plan during the fiscal year ended December 31, 2018.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of the fiscal year ended December 31, 2018 (i) by each of our directors; (ii) by each of our named executive officers; (iii) by all of our executive officers and directors as a group; and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 22, 2018, there were 29,656,130 shares of our common stock outstanding:

		December 31, 2018
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

(1)The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)Based on 29,656,130 issued and outstanding shares of VEII Common Stock as of December 31, 2018.

(3)Matthew Mecke is a Director of the Company. His beneficial ownership includes 0 common shares as of December 31, 2018.

(4)Kenneth Tan is the Company’s Chief Executive Officer, President and a Director. His beneficial ownership includes 3,063,725 common shares as of December 31, 2018.

(5)Bella Tsang is the Company’s Secretary, and a Director of the Company.  Her beneficial ownership includes 6,905,461 common shares as of December 31, 2018.

(6)Johan Pehrson is a Director of the Company appointed on July 7, 2014.  His beneficial ownership includes 277,101 common shares as of December 31, 2018.

(7)Edmund Yeung is a Director of the Company appointed on June 25, 2015.  His beneficial ownership includes 2,024,400 common shares as of December 31, 2018.

(8)Channing Au is the Company’s Chief Financial Officer and Treasurer appointed on November 5, 2015.  His beneficial ownership includes 0 common shares as of December 31, 2018.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.  The Company has elected not to be governed by the control share provisions or interested shareholder provisions of the laws of State of Nevada, specifically in Nevada Revised Statutes §§78.378 to 78.3793, inclusive, and §§78.411 to 78.444, inclusive.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Our executive officers, directors and their affiliated entities will beneficially own or control approximately 41.38% of the outstanding shares of our Common Stock. Accordingly, these executive officers, directors and their affiliated entities, acting as a group, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, dissolution, or any other significant corporate transaction. Except as set forth in the footnotes of the attached financial statements, and except for the Share Exchange, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

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

Director Independence

For purposes of determining director independence in fiscal year 2018, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). Mr. Matthew Mecke, Mr. Johan Pehrson and Mr. Edmund Yeung are deemed independent directors (as defined under in NASDAQ Rule 5605(a)(2)) by the Company.  If the joint venture with KTSI is consummated, then Mr. Mecke and Mr. Pehrson would cease to be independent directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Audit Fees	$46,000	$42,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$46,000	$42,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by ZHEN HUI Certified Public Accountants for our financial statements as of and for the year ended December 31, 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

ITEM 16. Form 10-K Summary. None.

Exhibit List

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

Exhibit Number	Exhibit Title
3.1	Certificate of Amendment to the Articles of Incorporation of Value Exchange International, Inc., dated Sept. 8, 2016. (1)

10.1	Stock Purchase Agreement, dated 23 January 2017, by and among Value Exchange International, Inc., Value Exchange International (China) Ltd., TapServices, Inc., and the sole shareholder of TSI. (2)

10.2**	Form of Joint Venture Agreement by Value Exchange International, Inc. and Koinon Technology Services, Inc.

14.1	Code of Ethics, dated April 16, 2018 (3)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2* 101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF

Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

XBRL Taxonomy Extension Definition Linkbase

*Filed herewith

**To be filed by Amendment to this Annual Report on Form 10-K for fiscal year ended December 31, 2018.

(1)Incorporated by reference to Exhibit One to the Information Statement, dated October 18, 2016, and filed by Value Exchange International, Inc. with the Commission on October 25, 2016.

(2)Incorporated by reference to Exhibit 2.1 to the Form 8-K, dated January 25, 2017, filed by Value Exchange International, Inc. with the Commission on January 27, 2017.

(3)Filed with the SEC on July 20, 2009 as Ex. 14.1 to Value Exchange International, Inc.’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2009

(4)The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VALUE EXCHANGE INTERNATIONAL, INC.

Dated: April 1, 2019

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

Signature	Title	Date

/s/ Kenneth Tan	President, Chief Executive Officer, and Director (Principal Executive Officer)	April 1, 2019

/s/ Channing Au	Chief Financial Officer and Treasurer (Principal financial and accounting officer)	April 1, 2019

/s/ Bella Tsang	Director and Secretary	April 1, 2019

/s/ Matthew Mecke	Director	April 1, 2019

/s/ Johan Pehrson	Director	April 1, 2019

/s/ Edmund Yeung	Director	April 1, 2019

VALUE EXCHANGE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The board of directors and stockholders of

VALUE EXCHANGE INTERNATIONAL, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Value Exchange International, Inc. (“the Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the two years ended December 31, 2018 and 2017, in conformity with U.S. generally accepted accounting principles.

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

We have served as the Company’s auditor since 2018.

/s/ Zhen Hui Certified Public Accountants

Zhen Hui Certified Public Accountants

Hong Kong, China

March 29, 2019

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS	US$	US$

CURRENT ASSETS
Cash	729,069	23,062
Accounts receivable, less allowance for doubtful accounts	575,040	968,878
Amount due from a related party	607,126	310,418
Other receivables and prepayments	148,783	313,607
Inventories	140,604	21,489
Total current assets	2,200,622	1,637,454

NON-CURRENT ASSETS
Plant and equipment, net	426,273	369,768
Deferred tax assets	40,762	32,668
Goodwill	206,812	206,812
Intangible assets	66,880	133,761
Total non-current assets	740,727	743,009

Total assets	2,941,349	2,380,463

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	704,908	499,884
Other payables and accrued liabilities	637,564	741,209
Deferred income	571,541	200,267
Amounts due to related parties	86,821	141,120
Current portion of long term bank loan and short term bank loan	1,926	31,882
Total current liabilities	2,002,760	1,614,362

NON-CURRENT LIABILITIES
Deferred tax liabilities	20,399	42,604
Long term bank loan	-	1,926
Total non-current liabilities	20,399	44,530

Total liabilities	2,023,159	1,658,892

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Statutory reserves	12,476	-
Retained earnings	232,639	39,957
Accumulated other comprehensive loss	(17,811)	(9,272)
Total shareholders’ equity	918,190	721,571

Total liabilities and shareholders’ equity	2,941,349	2,380,463

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
	US$	US$

NET REVENUES
Service income	7,973,031	6,455,700

COST OF SERVICES
Cost of service income	(6,545,008)	(5,013,415)
GROSS PROFIT	1,428,023	1,442,285

OPERATING EXPENSES:
General and administrative expenses	(1,481,242)	(1,332,218)
Foreign exchange gain / (loss)	41,549	(48,580)
TOTAL OPERATING EXPENSES	(1,439,693)	(1,380,798)

(LOSS) INCOME FROM OPERATIONS	(11,670)	61,487

OTHER INCOME (EXPENSES):
Interest income	364	222
Interest expense	(11,817)	(17,195)
Redundancy cost	-	(70,326)
VAT refund	24,232	10,569
Management fee income	139,369	66,659
Loss on disposal of a subsidiary	(12,820)	-
Others	66,879	11,721
Total other income (expenses), net	206,207	1,650

INCOME BEFORE PROVISION FOR INCOME TAXES	194,537	63,137

INCOME TAXES CREDIT	10,621	7,797
NET INCOME	205,158	70,934

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(8,539)	49,565

COMPREHENSIVE INCOME	196,619	120,499

Net profit per share, basic and diluted	0.01	0.00

Weighted average number of shares outstanding	29,656,130	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Statutory reserves	Accumulated other comprehensive income	Total
	Share	Amount

January 1, 2017	29,656,130	297	690,589	(30,977)	-	(58,837)	601,072
Net income	-	-	-	70,934	-	-	70,934
Foreign currency translation adjustment	-	-	-	-	-	49,565	49,565
December 31, 2017	29,656,130	297	690,589	39,957	-	(9,272)	721,571

January 1, 2018	29,656,130	297	690,589	39,957	-	(9,272)	721,571
Net income	-	-	-	205,158	-	-	205,158
Transfer to statutory reserves	-	-	-	(12,476)	12,476	-	-
Foreign currency translation adjustment	-	-	-	-	-	(8,539)	(8,539)
December 31, 2018	29,656,130	297	690,589	232,639	12,476	(17,811)	918,190

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	205,158	70,934
Adjustments to reconcile net income to cash (used in) provided by operating activities:

Depreciation	132,964	108,208
Amortization	66,881	66,880
Interest income	(364)	(222)
Loss on disposal of plant and equipment	6,199	12,019
Loan interest expenses	11,817	17,195
Deferred income taxes	(30,299)	(54,872)
Loss on disposal of a subsidiary	12,820
Allowance for doubtful accounts	11,737	3,911
Changes in operating assets and liabilities
Accounts receivable	382,101	(341,247)
Other receivables, deposit and prepayments	164,824	(179,548)
Amounts due from related parties	(296,708)	449,884
Inventories	(119,115)	(2,795)
Accounts payable	205,024	229,744
Other payables and accrued liabilities	(110,627)	49,606
Deferred income	371,274	(488,499)
Amounts due to related parties	(3,017)	(302,438)
Net cash provided by (used in) operating activities	1,010,669	(361,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest received	364	222
Purchase of plant and equipment	(219,092)	(186,962)
Proceed from disposal of plant and equipment	9,807	-
Acquisition of a subsidiary	-	85,788
Net cash used in investing activities	(208,921)	(100,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Interest paid	(4,835)	(7,196)
Process of bank loan	-	45,006
Repayment of loan from a director	(51,282)	-
Repayment of bank loan	(31,882)	(42,189)
Net cash used in financing activities	(87,999)	(4,379)

EFFECT OF EXCHANGE RATE ON CASH	(7,742)	41,580
INCREASE (DECREASE) IN CASH	706,007	(424,991)
CASH, beginning of year	23,062	448,053
CASH, end of year	729,069	23,062

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

Cash paid for income taxes	(3,799)	(490)

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

For financial reporting purposes, the transaction represents a “reverse merger” rather than a business combination and VEII is deemed to be the accounting acquiree in the transaction. The transaction is being accounted for as a reverse merger and recapitalization. VEII is the legal acquirer but accounting acquiree for financial reporting purposes and VEI CHN is the acquired company but accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the transaction will be those of VEI CHN and will be recorded at the historical cost basis of VEI CHN, and no goodwill will be recognized in this transaction. The consolidated financial statements after completion of the transaction will include the assets and liabilities of VEI CHN and VEII, and the historical operations of VEII and the combined operations of VEI CHN from the initial closing date of the transaction.

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

On May 14, 2013, VEI CHN further established another operating subsidiary, Ke Dao Solutions Limited in Hong Kong, which subsequently changed its name to Cucumbuy.com Limited (“CUCUMBUY”) on May 26, 2017. CUCUMBUY conducts consultancy services for IT Services and Solutions activities. On May 21, 2018, VEI CHN disposed of CUCUMBUY with consideration of HK$1. CUCUMBUY was not a material operation or asset of VEII and had no operations or revenues.

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

As of December 31, 2018, the Company have four wholly owned subsidiaries.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The consolidated financial statements include the accounts of Value Exchange International, Inc., and the following subsidiaries:

1.Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on November 16, 2001;

2.Value Exchange Int’l (Shanghai) Limited, a wholly-owned subsidiary of the Company incorporated in Shanghai as a private company on September 2, 2008;

3.Value Exchange Int’l (Hong Kong) Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on August 25, 2003 and acquired by VEI CHN on September 25, 2008;

4.TapServices, Inc., a wholly-owned subsidiary of the Company incorporated in Philippines as a private company on March 24, 2009 and acquired by VEI CHN on January 23, 2017.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2018:

	Place of incorporation	Ownership percentage
		2018	2017
Value Exchange International, Inc.	USA	Parent Company	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	100%
Cucumbuy.com Limited	Hong Kong	-	100%
TapServices, Inc.	Philippines	100%	100%

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

Value Exchange International, Inc.
- a Nevada Company
100%
Value Exchange Int'l (China) Limited
- a Hong Kong Company
100%
100%
100%
Value Exchange Int'l
(Shanghai) Limited
- a PRC Company
Value Exchange Int'l
(Hong Kong) Limited
- a Hong Kong Company
TapServices, Inc.
- a Philippines Company

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

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2018 and 2017, there was no allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

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

Estimated Useful Life
Lesser of lease term or the estimated useful lives of
Leasehold improvements	5 years
Computer equipment	5 years
Computer software	5 years
Office furniture and equipment	5 years
Motor Vehicle	3 years
Building	5 years

Impairment of long-lived assets

The Company evaluates long lived assets, including equipment, for impairment at least once per year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired and an impairment loss equal to an amount by which the carrying value exceeds the fair value of the asset is recognized.

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

As of December 31, 2018, the Company’s financial instruments consist principally of cash, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2018.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2018 and 2017.

	2018	2017
	US$	US$
NET REVENUES
Service income
-systems development and integration	235,718	253,652
-systems maintenance	5,006,680	4,470,838
-sales of hardware and consumables	2,730,633	1,731,210
	7,973,031	6,455,700

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

Refer to Note 13 to the consolidated financial statements for further information regarding the components of the Company’s income tax.

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the statements of income on a straight-line basis over the lease periods.

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the years ended December 31, 2018 and 2017 were approximately $523 and $3,014, respectively.

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the years ended December 31, 2018 and 2017 were insignificant.

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the years ended December 31, 2018 and 2017 were insignificant.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Year ended	December 31, 2018	December 31, 2017
RMB : USD exchange rate	6.5797	6.7518
Average period ended
HKD : USD exchange rate	7.800	7.800
Average period ended
PESO : USD exchange rate	51.1725	49.8403
Average period ended

Year ended	December 31, 2018	December 31, 2017
RMB : USD exchange rate	6.8505	6.5060
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	51.4851	49.8403

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Recent accounting pronouncements

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company currently intends to adopt this guidance for the fiscal year beginning January 1, 2020, and does not anticipate that the adoption of this guidance will have a material impact on its financial statements or disclosures because the Company does not currently have any recorded goodwill.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 3 - Accounts receivable

Accounts receivable as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
	US$	US$
Accounts receivable	590,688	972,789
Allowance for doubtful accounts	(15,648)	(3,911)
	575,040	968,878

During the years ended December 31, 2018 and 2017, the Company did not have delinquent accounts receivable to write-off.

All of the Company’s customers are located in the PRC, Hong Kong and Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Note 4 - Other receivables and prepayments

Other receivables and prepayments as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
	US$	US$
Prepaid expense	50,650	62,948
Rental deposits	66,270	85,355
Others	31,863	165,304
	148,783	313,607

Note 5 - Inventories

Inventories as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
	US$	US$
Finished goods	140,604	21,489

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 6 – Plant and equipment, net

Plant and equipment consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	US$	US$
Leasehold improvements	108,542	145,399
Computer equipment	404,448	254,040
Computer software	160,668	162,172
Office furniture and equipment	144,078	92,318
Motor Vehicle	154,159	155,536
Building	64,288	66,212
Total	1,036,183	875,677
Less: accumulated depreciation	(609,910)	(505,909)
Plant and equipment, net	426,273	369,768

Depreciation expense for the years ended December 31, 2018 and 2017 amounted to $132,964 and $108,208, respectively. For the years ended December 31, 2018 and 2017, no interest expense was capitalized into plant and equipment.

As of December 31, 2018 and 2017, the Company’s motor vehicle was under finance lease arrangement with a net carrying amount nil and $26,697 respectively.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 8 – Goodwill

Goodwill consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	US$	US$
Goodwill arising from acquisition of TSI (Note 7)	206,812	206,812

Note 9 – Intangible Assets

Intangible Assets consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	US$	US$
Customer relationship	200,641	200,641
Less: accumulated amortization	(133,761)	(66,880)
	66,880	133,761

Amortization expense for the year ended December 31, 2018 and 2017 amounted to $66,881 and 66,880, respectively. The amortization expense was included in general and administrative expenses.

Note 10 – Bank loan

Bank loan and accruals consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	US$	US$
Long term bank loan	-	24,578
Less: Current portion of long term bank loan	-	(22,652)
	-	1,926
Short term bank loan	1,926	9,230
Current portion of long term bank loan	-	22,652
	1,926	31,882

As of December 31, 2018 and 2017, the above bank loan secured by property and equipment with net carrying amount of nil and $26,697 respectively.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 11 – Other payables and accrued liabilities

Other payables and accruals consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	US$	US$
Accrual	619,300	516,907
Accrued redundancy cost	-	72,980
Income taxes payable	18,264	151,322
	637,564	741,209

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

Note 12 – Deferred income

Deferred income consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	US$	US$
Service fees received in advance	571,541	200,267

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 13 - Income taxes

Income is subject to tax in the various countries in which the company operates.

The Company is subject to United States tax at a tax rate of 21%. No provision for income taxes in the United States has been made as the Company had no income taxable in the United States.

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

The Company’s Philippine subsidiary is subject to Philippine Statutory Corporate Income Tax at 30%.

The Company’s PRC subsidiary in the PRC is subject to PRC Enterprise Income Tax at 25%.

The Income Tax Laws in PRC also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside PRC for distribution of earnings generated after January 1, 2008. Under the Income Tax Laws, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As the Company’s subsidiary located in the PRC that are available for distribution to the Company of approximately $0 at December 31, 2017 are considered to be indefinitely reinvested, and accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company. As of December 31, 2018, the Company’s subsidiary located in the PRC that are available for distribution to the Company of approximately $0.

The Company’s income tax expense consisted of:

	Year ended December 31,
	2018	2017
	US$	US$
Current income tax	11,583	46,368
Deferred income tax	(22,204)	(54,165)
Income tax credit	(10,621)	(7,797)

A reconciliation of the income tax expense / (credit) applicable to income before tax using the applicable statutory rates for the jurisdictions in which the Company and its subsidiaries operated to the tax expense / (credit) at the effective tax rates are as follows:

	Year ended December 31,
	2018	2017
	US$	US$
Pre-tax income	194,537	63,137

U.S. federal corporate income tax rate	34%	34%
Philippine corporate income tax rate	30%	30%
P.R.C. corporate income tax rate	25%	25%
Hong Kong corporate income tax rate	16.5%	16.5%

Current tax computed at various jurisdiction rate	11,583	46,368
Deferred tax computed at various jurisdiction rate	(22,204)	(54,165)
Effective income taxes	(10,621)	(7,797)

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,
	2018	2017
	US$	US$
Deferred income tax assets:
Tax losses	40,762	32,668

Deferred income tax liabilities:
Allowances in excess of the related amortization	20,399	42,604

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

Note 15 – Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	December 31,
	2018	2017
	US$	US$
Due from a related party
Value Exchange International Limited (i)	607,126	310,418

Due to related parties
Mr. Edmund Yeung (ii)	81,821	136,120
Mr. Matthew Mecke (iii)	2,500	2,500
Mr. Johan Pehrson (vi)	2,500	2,500
	86,821	141,120

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Related party transactions:

	Year end December 31,
	2018	2017
	US$	US$
Subcontracting fees paid to
Value Exchange International Limited (i)	(50,526)	(217,949)

Interest expenses payable to
Mr. Edmund Yeung (ii)	(6,982)	(9,999)

Management fees received from
Value Exchange International Limited (i)	139,369	66,659

(i)Mr. Kenneth Tan, a director of the Company, is a shareholder and a director of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)Mr. Edmund Yeung is a director of the Company. The balance included a loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016 amount to US$32,051 as of December 31, 2018 (2017: US$ 83,333). As of the day of this report, no repayment has been made since December 31, 2018.

(iii)Mr. Matthew Mecke is a director of the Company. The balance is unsecured, interest free and repayable on demand.

(iv)Mr. Johan Pehrson is a director of the Company. The balance is unsecured, interest free and repayable on demand.

Note 16 - Commitments

The Company’s contractual obligations primarily consist of operating lease obligations. The following table sets forth a breakdown of the contractual obligations as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	US$	US$
Operating lease commitment
Within 1 year	344,177	311,381
2 – 5 years	394,404	327,913
	738,581	639,294

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The following individual customer accounted for 10% or more of the Company’s revenues for the years ended December 31, 2018 and 2017:

	2018	2017
Aisino Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd. Company	26.4%	26.7%
Wuhan Watson’s Personal Care Stores Co., Limited	24.4%	15.6%
Fujitsu Hong Kong Limited	14.2%	15%
Wincor Nixdorf (Hong Kong) Limited	9.4%	11.4%

Individual customer accounts receivable that represented 10% or more of total accounts receivable as of December 31, 2018 and 2017 were as follows:

	Percentage of accounts receivable as of December 31,
	2018	2017
Wuhan Watson’s Personal Care Stores Co., Limited	18.5%	-
Fujitsu Hong Kong Limited	19.8%	42.8%
Wincor Nixdorf (Hong Kong) Limited	15.2%	9.9%
Aisino Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd. Company	13.3%	10.1%
Robinsons Retail Group	11.6%	8.1%