Form 10-Q
period 2019-03-31
Value Exchange International, Inc.
filed 2019-05-14
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number: 000-53537

Value Exchange International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-3767331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 602, Block B, 6 Floor,
Shatin Industrial Centre, 5-7 Yuen Shun Circuit,
Shatin, N.T., Hong Kong
(Address of principal executive offices) (Zip Code)

(852) 29504288
(Registrant’s telephone number, including area code) None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .[X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, Emerging Growth Company or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	.	[ ]	Accelerated filer
[ ]	Non-accelerated filer		[X]	Smaller reporting company
	(Do not check if a smaller reporting company)		[ ]	Emerging Growth Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of March 31, 2019, there were 29,656,130 shares of common stock issued and outstanding. The registrant’s common stock is quoted on the OTCQB Venture Market of The OTC Markets Group, Inc. under the trading symbol “VEII.”

FORM 10-Q

Value Exchange International, Inc.

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	166,977	729,069
Accounts receivable, less allowance for doubtful accounts	829,637	575,040
Amounts due from a related party	967,494	607,126
Other receivables and prepayments	282,133	148,783
Inventories	142,457	140,604
Total current assets	2,388,698	2,200,622

NON-CURRENT ASSETS
Plant and equipment, net	403,921	426,273
Deferred tax assets	40,762	40,762
Goodwill	206,812	206,812
Intangible assets	50,160	66,880
Total non-current assets	701,655	740,727

Total assets	3,090,353	2,941,349

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	823,888	704,908
Other payables and accrued liabilities	619,155	637,564
Deferred income	343,388	571,541
Amounts due to related parties	87,769	86,821
Short term bank loan	-	1,926
Total current liabilities	1,874,200	2,002,760

NON-CURRENT LIABILITIES
Deferred tax liabilities	14,848	20,399
Total non-current liabilities	14,848	20,399

Total liabilities	1,889,048	2,023,159

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Statutory reserves	12,226	12,476
Retained earnings	540,763	232,639
Accumulated other comprehensive losses	(50,799)	(17,811)
Total shareholders’ equity	1,193,076	918,190
Non-controlling interest	8,229	-
	1,201,305	918,190

Total liabilities and shareholders’ equity	3,090,353	2,941,349

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income	2,276,164	2,166,441

COST OF SERVICES
Cost of service income	(1,646,032)	(1,605,218)

GROSS PROFIT	630,132	561,223

OPERATING EXPENSES:
General and administrative expenses	(365,353)	(340,484)
Foreign exchange loss	(467)	(2,571)
PROFIT FROM OPERATIONS	(365,820)	218,168

OTHER INCOME (EXPENSES):
Interest income	166	39
Interest expense	(1,292)	(5,238)
VAT refund	-	18,946
Management fee income	32,981	18,013
Total other income (expenses), net	31,855	31,760

PROFIT BEFORE PROVISION FOR INCOME TAXES	296,167	249,928

INCOME TAXES CREDIT	5,551	1,850
NET PROFIT	301,718	251,778

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(32,988)	(7,997)

COMPREHENSIVE INCOME	268,730	243,782
ATTRIBUTABLE TO:
Equity holders of the Company	275,136	243,782
Non-controlling interests	(6,406)	-

	268,730	243,782
Earnings per share, basic and diluted	0.01	0.01

Weighted average number of shares outstanding	29,656,130	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	301,718	251,778
Adjustments to reconcile net profit to cash (used in) provided by operating activities:
Depreciation	37,424	33,513
Amortization	16,720	5,573
Interest income	(166)	(39)
Interest expenses	1,292	5,238
Deferred income taxes	(5,551)	(1,225)
Loss on disposal of plant and equipment	-	6,440
Changes in operating assets and liabilities
Accounts receivable	(254,597)	167,790
Other receivables and prepayments	(133,350)	(377,801)
Amounts due from related parties	(360,368)	(221,820)
Inventories	(1,853)	1,302
Accounts payable	118,980	(141,718)
Other payables and accrued liabilities	(18,409)	(36,845)
Deferred income	(228,153)	562,650
Net cash (used in) provided by operating activities	(526,313)	254,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(11,278)	(39,321)
Proceed from disposal of plant and equipment	-	10,530
Interest received	166	39
Net cash used in investing activities	(11,112)	(28,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-controlling interests	14,499	-
Interest paid	(344)	(2,772)
Repayment of bank loan	(1,926)	(9,596)
Net cash provided by (used in) by financing activities	12,229	(12,368)

EFFECT OF EXCHANGE RATE ON CASH	(36,896)	(12,979)
INCREASE (DECREASE) IN CASH	(562,092)	200,737
CASH, beginning of period	729,069	23,062
CASH, end of period	166,977	223,799

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Continuance of Business

Value Exchange International, Inc. (“VEII”, “Company”, “we” or “us”) was incorporated in the State of Nevada on June 26, 2007 under the name “China Soaring, Inc.”. The Company’s principal business, conducted through its operating subsidiaries, is to provide customer-centric solutions for the retail industry in China, Hong Kong SAR and Manila, Philippines. By integrating market-leading Point-of-Sale/Point-of-Interaction (“POS/POI”), Merchandising, Customer Relations Management or “CRM” and related rewards, Locational Based (Global Positing System (“GPS”) and Indoor Positioning System (“IPS”)) Marketing, Customer Analytics and Business Intelligence solutions, VEII provides retailers with the capability to offer a consistent shopping experience across all marketing and sales channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. VEII promotes itself as a single information technology (“IT”) source for retailers who want to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. VEII services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channel. VEII’s retail solutions are installed in an estimated 30%-40% of POS/POI-suitable retailers in Hong Kong and Manila, Philippines, processing tens of millions of transactions a year. Company is headquartered in Hong Kong and with offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; Manila, Philippines; and Kuala Lumpur, Malaysia.

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

In January 2019, VEI SHG established an operating subsidiary, Value Exchange Int’l (Hunan) Limited (“VEI HN”) in Hunan, PRC, under the laws of the PRC. VEI HN engages in IT service call-center activities.

As of March 31, 2019, the Company held four wholly-owned subsidiaries, and one subsidiary with 51% ownership.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2019:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%
Value Exchange Int’l (Hunan) Limited	PRC	51%

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

e)Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of March 31, 2019 and December 31, 2018, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

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

2. Summary of Significant Accounting Policies (Continued)

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

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•Level one - Quoted market prices in active markets for identical assets or liabilities;

•Level two - Inputs other than level one inputs that are either directly or indirectly observable; and

•Level three - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

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

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

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

2. Summary of Significant Accounting Policies (Continued)

Revenues of sale of software, if not bundled with other arrangements, are recognized when shipped and customer acceptance obtained, if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
•systems development and integration	17,350	98,839
•systems maintenance	1,480,340	1,419,913
•sales of hardware and consumables	778,474	647,689
	2,276,164	2,166,441

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

p)Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the three months ended March 31, 2019 and 2018 were insignificant.

q)Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the three months ended March 31, 2019 and 2018 were insignificant.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

r)Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the three months ended March 31, 2019 and 2018 were insignificant.

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

Quarter ended	March 31, 2019	March 31, 2018
RMB : USD exchange rate	6.7138	6.3337
average period ended
HKD : USD exchange rate	7.800	7.800
average period ended
PESO : USD exchange rate	51.4851	49.7431
average period ended

Quarter ended	March 31, 2019	December 31, 2018
RMB : USD exchange rate	6.6827	6.8505
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	51.4851	51.4851

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

2. Summary of Significant Accounting Policies (Continued)

w)Recent accounting pronouncements

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Accounts receivable

Accounts receivable consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	US$	US$
	(unaudited)

Accounts receivable	845,284	590,688
Allowance for doubtful accounts	(15,648)	(15,648)
	829,637	575,040

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. Other receivables and prepayments

Other receivables and prepayments consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	US$	US$
	(unaudited)

Deposits and prepaid expense	239,843	116,920
Others	42,290	31,863
	282,133	148,783

5. Inventories

Inventories as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
	US$	US$
	(unaudited)

Finished goods	142,457	140,604

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Plant and equipment, net

Plant and equipment consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	US$	US$
	(unaudited)

Leasehold improvements	111,179	108,542
Office furniture and equipment	146,200	404,448
Computer equipment	419,690	160,668
Computer software	161,381	144,078
Motor Vehicle	154,159	154,159
Building	64,288	64,288
Total	1,056,897	1,036,183
Less: accumulated depreciation	(652,976)	(609,910)
Plant and equipment, net	403,921	426,273

Depreciation expense for the three months period ended March 31, 2019 and 2018 amounted to $37,424 and $33,513, respectively. For the three months period ended March 31, 2019 and 2018, no interest expense was capitalized into plant and equipment.

As of March 31, 2019 and December 31, 2018, the Company's motor vehicle was under finance lease arrangement with a net carrying amount $0 and $39,010 respectively.

7. Goodwill

Goodwill consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	US$	US$
	(unaudited)

Goodwill arising from acquisition of TSI	206,812	206,812

8. Intangible Assets

Intangible Assets consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	US$	US$
	(unaudited)

Customer relationship	200,641	200,641
Less: accumulated depreciation	(150,481)	(133,761)
	50,160	66,880

Amortization expense for the three months period ended March 31, 2019 and 2018 amounted to $16,720 and $5,573, respectively. The amortization expense was included in general and administrative expenses.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Bank loan

Bank loan and accruals consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	US$	US$
	(unaudited)

Short term bank loan	-	1,926

As of March 31, 2019 and December 31, 2018, the Company's bank loan secured by plant and equipment with net carrying amount of $0 and $39,010 respectively.

10. Other payables and accrued liabilities

Other payables and accruals consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	US$	US$
	(unaudited)

Accrual	571,350	619,300
Income taxes payable	47,805	18,264
	619,155	637,564

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

11. Deferred income

Deferred income consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	US$	US$
	(unaudited)

Service fees received in advance	343,388	571,541

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances:
	March 31, 2019	December 31, 2018
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	967,494	607,126

Due to related parties
Mr. Edmund Yeung (ii)	82,769	81,821
Mr. Matthew Mecke (iii)	2,500	2,500
Mr. Johan Pehrson (iv)	2,500	2,500
	87,769	86,821

Related party transactions:
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	US$	US$
	(unaudited)	(unaudited)
Subcontracting fees paid to Value Exchange International Limited (i)	(64,780)	-

Interest expenses payable to Mr. Edmund Yeung (ii)	(948)	(2,466)

Management fees received from
Value Exchange International Limited (i)	32,981	-

(i)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)Mr. Edmund Yeung, a director of the Company. The balance included a loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016 amount to US$32,051 as of March 31, 2019. As of the day of this report, no repayment has been made since March 31, 2019.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains “forward-looking statements”. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of business development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us and effects as well as our ability to fund, and integrate and grow acquired business lines. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the U.S. Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

CORPORATE OVERVIEW

History of Value Exchange International, Inc.

Organization.

We were incorporated in the State of Nevada on June 26, 2007 under the name “China Soaring Inc.” We changed the Company's name to “Sino Payments, Inc.” on November 26, 2008 and then further changed to the current name as “Value Exchange International, Inc.” in October 2016. Our Common Stock’s trading symbol changed at the same time from “SNPY” to “VEII.” Our common stock is quoted on the OTCQB Venture Market.

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

We intend to seek expansion of our current geographical markets to other parts of Southeast Asia by seeking new businesses and by possible acquisitions of existing businesses. Seeking new business and expanding our markets will require adequate and affordable funding or working capital and beating competition for the new business. Acquisitions will require finding suitable acquisitions that will agree to terms and conditions acceptable to us and the successful integration of new businesses into our operations. We may be unable to win new business or acquire any new businesses and, consequently, we may be unable to expand our geographical markets. Other than as stated in “New Developments” below, we have not expanded into any new markets by acquisition or otherwise during the fiscal quarter ended March 31, 2019.

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

New Developments: SinoPay GPP and related IP Business. As previously reported, and since the Company has been unable to develop a revenue generating business for the IP Business, and the Company is focusing its resources on the more lucrative IT Business, the Company has decided to explore an alternative approach to the effort to develop a revenue generating IP Business. The Company believes that the emphasis on the IT Business and Company’s limited cash flow and funding resources requires any future promotion and development of the IP Business must be conducted as a joint venture with a third party willing to raise the capital necessary to produce a commercially viable e-commerce system for the IP Business.  The Company lacks the strategic focus and current, available capital (as well as funding sources) to engage in the internal development of a viable modern e-commerce system for a commercially viable IP Business.

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

Mr. Mecke has proposed a joint venture effort based on KTSI operating as majority owned subsidiary of the Company, the Company transferring its rights to the SinoPay GPP concept and know-how to KTSI in exchange, and Mr. Mecke undertaking the responsibility for funding KTSI’s effort to develop a updated, modern e-commerce system based on the SinoPay GPP concept or a derivative IP Business platform. As of the filing date of this Quarterly Report on Form 10-Q, neither KTSI nor Mr. Mecke has raised any funds or received any funding commitments for KTSI or any development effort for a new e-commerce system. Under this proposal, the Company would provide only limited funding to KTSI and KTSI would be expected to raise the necessary working capital for KTSI through third party investors or lenders. Under the proposed joint venture agreement with KTSI, the Company would make an initial working capital loan to KTSI of $25,000 for KTSI and the loan would be based on commercially reasonable terms and conditions.

It is uncertain if KTSI and Mr. Mecke can raise the working capital necessary to develop and market a commercially viable, modern e-commerce system derived from the SinoPay GPP concept or some derivative technological e-commerce concept (“New System”).

At a March 28, 2019 meeting of the Company’s Board of Directors, a majority of the directors approved the pursuit of a final, definitive JV Agreement based on the proposed joint venture with KTSI. The Company and KTSI are working to finalize and close a draft JV Agreement. The Company and KTSI is are in the process of finalizing a definitive joint venture agreement (“JV Agreement”) based on the above proposal from Mr. Mecke, but have not yet finalized and closed on a definitive JV Agreement. The Company originally expected that a definitive JV Agreement would be finalized and agreed by Company and KTSI by May 15, 2019. Based on progress to date, which has been delayed by KTSI’s progress in organzing its operations, the Company expects to finalize a definitive JV Agreement on or before June 30, 2019. Until a definitive written JV Agreement is signed, the parties have not reached a legally binding agreement on the terms and conditions of that agreement and relationship and the final terms and conditions of a JV Agreement may varying from the general relationship described in this Quarterly Report on Form 10Q.

The pursuit of the proposed joint venture with KTSI is, at this time, merely a change in the strategic plan for developing a revenue generating IP Business. KTSI has not raised the funding for developing a modern e-commerce system for the IP Business and KTSI has not developed a specific design for a new e-commerce system (other than the need for the new e-commerce system with digital currency capabilities and related blockchain technology functionality). If and when the JV Agreement is finalized, KTSI may be unable to fund the development or a commercially viable IP Business or any IP Business developed by KTSI ay also fail to achieve revenue generating status or profitability. The Company believes that development of a new e-commerce system is necessary for a commercially viable IP Business because the SinoPay GPP concept, developed years ago, has limited functionality compared to current, modern e-commerce and e-payment systems. The IP Business industry is very competitive and marked by rapid changes in technology and advances in functionality of e-payment and e-commerce systems, especially smart device based applications. Even if funded, KTSI may fail to create a profitable or sustainable IP Business. The requirements or effects of funding KTSI may also require KTSI to substantially dilute or reduce Company’s ownership of KTSI.

New Developments: Smart Tag. Through a cooperative effort with another company, Company has the ability to market a smart baggage tag that allows consumers to track the location of their baggage through a smart phone or device using the smart baggage tag and related application. In December 2018 and January 2019, Company made an in-person presentation to the airport authority for the Washington, D.C. region to sell the smart baggage tag in the airport authority’s airports. No decision on the presentation has been made as of the date of the filing of this Quarterly Report on Form 10-Q. The smart baggage tag has not yet produced any significant revenues. Nonetheless, smart baggage device represents an initial, though limited, effort by the Company to expand its markets and product line. The Company intends to solicit interest in the smart baggage tag in first half of 2019 from two to four targeted U.S. airport authorities for major metropolitan areas through U.S. outside legal counsel and an independent agent consultant. It is uncertain if these efforts will occur or will, if undertaken, will result in any acceptance of Company proposal to allow the sale of the smart baggage tags in U.S. airports. The smart baggage tags can be sold by vending machine or from retail counters in the airport terminals. If sold at retail counters, the smart baggage tags would be sold by established vendors at the airport terminal. Even if successful in obtaining a presence in U.S. airports, the smart tag would represent a minor deviation in our primary business line in terms of potential revenues and operating expenses.

Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry. A general trend affecting our IT Business is the trend of increasing competition for skilled labor. With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets. We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong, Philippines and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail. We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2018 or 2019 to date.

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

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing. We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2018 or fiscal year 2019 to date, but we perceive that the expansion of cloud computing coupled with IT services and products could allow foreign companies to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core markets as well as in the Philippines. We may find it more difficult to compete for IT Business in Hong Kong and China, and perhaps the Philippines, if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems. The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets as well as the Philippines.

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

In order for us to attain sustained success in the near term, we must continue to maintain and grow our customer base, provide high-quality service and satisfy our existing clients, and take advantage of cross-selling opportunities between the IT Business and IP Business. In the current economic environment, we must provide our customers with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced more demand for our IT Business products and services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins in fiscal year 2019 or over the longer term.

The increasing need for cybersecurity products and technologies may be a future weakness of our business plan. We do not have a current cybersecurity product and service line beyond consultants engaged to provide cybersecurity services to customers and we have not current plans to develop a cybersecurity business line. Cybersecurity companies may have an advantage over our business model in the future in that cybersecurity companies could leverage their cybersecurity offerings to also sell IT Business services and products that compete with our IT Business products and services.

We also face a possible competitive threat from Cloud computing services, which we do not provide to customers (except through third party providers). Cloud computing services can and do offer additional services to customers, which services can include the same IT Business services as our company. Cloud computing companies could leverage their relationship with customers to persuade them to use the Cloud computing service for IT Business needs. This leverage could pose a competitive threat to our IT Business. We lack the current financial and technical resources to compete in the Cloud computing business.

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

VEI CHN is an investment holding company with two subsidiaries established in Hong Kong SAR, namely TAP Services (HK) Limited which was incorporated on August 25, 2003 and acquired by VEI CHN on September 25, 2008, and subsequently changed to its current name as Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 13, 2013, and Cucumbuy.com Limited (“CUCUMBUY”), which was incorporated on May 14, 2013 and disposed on May 21, 2018. VEI CHN set up a wholly-owned Foreign Enterprise (WOFE) in Shanghai, PRC, in September 2, 2008 in the name of Value Exchange Int’l (Shanghai) Limited (“VEI SHG”). In January 2019, VEI SHG set up a wholly-owned Foreign Enterprise (WOFE) in Hunan, PRC, in the name of Value Exchange Int’l (Hunan) Limited (“VEI HN”).

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

Financial Performance Highlights

The following are some financial highlights for the first quarter of 2019:

•Net revenue: Our net revenues were $2,276,164 for the three months ended March 31, 2019, as compared to $2,166,441 for the same period in 2018, an increase of $109,723 or 5.1%.

•Gross profit: Gross profit for the three months ended March 31, 2019 was $630,132 or 27.7% of net revenues, as compared to $561,223 or 25.9% of net revenues for the same period in 2018, an increase of $68,909 or 12.3%.

•Income from operations: Our income from operations totaled $264,312 for the three months ended March 31, 2019, as compared to $218,168 for the same period in 2018, an increase of $46,144 or 21.2%.

•Net income: We had a net income of $301,718 for the three months ended March 31, 2019, compared to $251,778 for the same period in 2018, an increase of $49,940 of 19.8%.

•Basic and diluted net income per share was $0.01 for the three months ended March 31, 2019.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2019 and 2018

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three months ended March 31,		Change
	2019	2018
	US$	US$	US$	%

NET REVENUES
Service income	2,276,164	2,166,441	109,723	5.1%
COST OF SERVICES
Cost of service income	(1,646,032)	(1,605,218)	(40,814)	2.5%
GROSS PROFIT	630,132	561,223	68,909	12.3%
Operating expenses:
General and administrative expenses	(365,353)	(340,484)	(24,869)	7.3%
Foreign exchange loss	(467)	(2,571)	2,104	(81.8%)
INCOME FROM OPERATIONS	264,312	218,168	46,144	21.2%
OTHER INCOME (EXPENSES)	31,855	31,760	95	0.3%
INCOME BEFORE PROVISION FOR INCOME TAXES	296,167	249,928	46,239	18.5%
INCOME TAXES CREDIT	5,551	1,850	3,701	200.1%
NET INCOME	301,718	251,778	49,940	19.8%

Net revenues. Net revenues were $2,276,164 for the three months ended March 31, 2019, as compared to $2,166,441 for the same period in 2018, an increase of $109,723 or 5.1%. This increase was primarily attributable to the increase in our revenue from i) systems maintenance with revenue increasing from $1,419,913 for the three months ended March 31, 2018 to $1,480,340 for the three months ended March 31, 2019; and ii) sales of hardware and consumables with revenue increasing from $647,689 for the three months ended March 31, 2018 to $778,474 for the three months ended March 31, 2019; offset by iii) systems development and integration with revenue decreasing from $98,839 for the three months ended March 31, 2018 to $17,350 for the three months ended March 31, 2019.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $1,646,032 or 72.3% of net revenues, for the three months ended March 31, 2019, as compared to $1,605,218 or 74.1% of net revenues, for the same period in 2018, an increase of $40,814 or 2.5%. The increase in cost of services was mainly attributable to the increase in our cost of technical staff and overhead, and offset by decrease in contracting fees to suppliers.

Gross profit. Gross profit for the three months ended March 31, 2019 was $630,132 or 27.7% of net revenues, as compared to $561,223 or 25.9% of net revenues, for the same period in 2018, an increase of $68,909 or 12.3%. The increase of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services compare to the same period of 2018.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $365,353 or 16.1% of net revenues, for the three months ended March 31, 2019, as compared to $340,484 or 15.7% of net revenues, for the same period in 2018, an increase of $24,868 or 7.3%. The primary reason for the increase was attributable to an increase in staff cost, and consultancy and professional fee.

Profit from operations. As a result of the above, our profit from operations totaled $264,312 for the three months ended March 31, 2019, as compared to $218,168 for the same period in 2018, an increase of $46,144 or 21.2%.

Income taxes credit. Income taxes credit increased to $5,551 or 0.2% of net revenues for the three months ended March 31, 2019, as compared to $1,850 or 0.1% for the same period in 2018, an increase of $3,701 or 200.1%. The increase was primarily attributable to the movement in deferred tax liabilities for the three months ended March 31, 2019.

Net income. As a result of the foregoing, we had a net income of $301,718 for the three months ended March 31, 2019, compared to $251,778 for the same period in 2018, an increase of $49,940 or 19.8%, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $166,977. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Three Months Ended
	March 31,
	2019	2018
	US$	US$

Net cash (used in) provided by operating activities	(526,313)	254,836
Net cash used in investing activities	(11,112)	(28,752)
Net cash provided by (used in) financing activities	12,229	(12,368)
Effect of exchange rate changes on cash and cash equivalents	(36,896)	(12,979)
Net (decrease) increase in cash and cash equivalents	(562,092)	200,737
Cash and cash equivalents at the beginning of period	729,069	23,062
Cash and cash equivalents at the end of period	166,977	223,799

Operating Activities

Net cash used in operating activities was $526,313 for the three months ended March 31, 2019, which was a change of $781,149 or 306.5% from net cash provided by operating activities $254,836 for the same period of 2018. The increase in net cash provided by operating activities was mainly attributable to the following:

1)A change of Accounts receivable, Deferred income and Amounts due from related parties decreased our operating cash balances by $422,387, $790,803 and $138,548 respectively; offset by;

2)Net income of $301,718 for the three months ended March 31, 2019, compared to $251,778 for the same period in 2018; and

3)A change of Other receivables and prepayments, and Accounts payable increased our operating cash balances by $244,451 and $260,698.

Investing Activities

Net cash used in investing activities was $11,112 for the three months ended March 31, 2019, which was a decrease of $17,640 or 61.4% from $28,752 in the same period in 2018. The decrease in net cash used in investing activities was attributable to cash used in the purchase of plant and equipment by $11,278 ; offset by interest received by $166, during the three months ended March 31, 2019.

Financing Activities

Net cash provided by financing activities was $12,229 for the three months ended March 31, 2019, which was a change of $24,597 from net cash used in financing activities $12,368 in the same period in 2018. The change in net cash provided by financing activities was attributable to the proceeds from non-controlling interests by $14,499; offset by repayment of bank loan by $1,926, and interest paid by $344 during the three months ended March 31, 2019.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2019:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%
Value Exchange Int’l (Hunan) Limited	PRC	51%

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
•systems development and integration	17,350	98,839
•systems maintenance	1,480,340	1,419,913
•sales of hardware and consumables	778,474	647,689
	2,276,164	2,166,441

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

Quarter ended	March 31, 2019	March 31, 2018
RMB : USD exchange rate	6.7138	6.3337
average period ended
HKD : USD exchange rate	7.800	7.800
average period ended
PESO : USD exchange rate	51.4851	49.7431
average period ended

Quarter ended	March 31, 2019	December 31, 2018
RMB : USD exchange rate	6.6827	6.8505
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	51.4851	51.4851

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

The active participation of the Audit Committee in the review and improvement in the disclosure controls and procedures was one action taken to endeavor to improve our disclosure controls and procedures. Further, the Company may seek the assistance of outside consultants with experience in internal disclosure controls and disclosures in fiscal year 2019 to enhance disclosure controls and procedures.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. Risk factors for our company are set forth in our Annual Report on Form 10-K for the fiscal year end December 31, 2018 and other filings with the Commission.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

May 14, 2019	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director (Principal Executive Officer)

May 14, 2019	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)