Form 10-Q
period 2019-06-30
Value Exchange International, Inc.
filed 2019-08-13
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

[ ]	Large accelerated filer	.	[ ]	Accelerated filer
[ ]	Non-accelerated filer	(Do not check if a smaller reporting company)	[X]	Smaller reporting company

Emerging Growth Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of June 30, 2019, there were 29,656,130 shares of common stock issued and outstanding. The registrant’s common stock is quoted on the OTCQB Venture Market of The OTC Markets Group, Inc. under the trading symbol “VEII.”

FORM 10-Q

Value Exchange International, Inc.

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	105,669	729,069
Accounts receivable, less allowance for doubtful accounts	1,089,130	575,040
Amounts due from a related party	853,620	607,126
Other receivables and prepayments	229,386	148,783
Inventories	150,514	140,604
Total current assets	2,428,319	2,200,622

NON-CURRENT ASSETS
Plant and equipment, net	387,232	426,273
Deferred tax assets	53,434	40,762
Goodwill	206,812	206,812
Intangible assets	33,440	66,880
Total non-current assets	680,918	740,727

Total assets	3,109,237	2,941,349

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	729,284	704,908
Other payables and accrued liabilities	484,149	637,564
Deferred income	380,966	571,541
Amounts due to related parties	88,728	86,821
Short term bank loan	-	1,926
Total current liabilities	1,683,127	2,002,760

NON-CURRENT LIABILITIES
Deferred tax liabilities	9,297	20,399
Total non-current liabilities	9,297	20,399

Total liabilities	1,692,424	2,023,159

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Statutory reserves	12,066	12,476
Retained earnings	722,278	232,639
Accumulated other comprehensive losses	(22,032)	(17,811)
Total shareholders’ equity	1,403,198	918,190
Non-controlling interest	13,615	-
	1,416,813	918,190

Total liabilities and shareholders’ equity	3,109,237	2,941,349

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income	2,050,556	1,950,011	4,326,720	4,116,452

COST OF SERVICES
Cost of service income	(1,532,446)	(1,424,649)	(3,178,478)	(3,029,867)

GROSS PROFIT	518,110	525,362	1,148,242	1,086,585

OPERATING EXPENSES:
General and administrative expenses	(402,591)	(493,386)	(767,944)	(833,870)
Foreign exchange loss	(1,282)	(1,526)	(1,749)	(4,097)
INCOME FROM OPERATIONS	114,237	30,450	378,549	248,618

OTHER INCOME (EXPENSES):
Interest income	95	112	261	151
Interest expense	(959)	(3,001)	(2,251)	(8,239)
Redundancy cost	-	-	-	-
VAT refund	-	5,696	-	24,642
Management fee income	47,431	18,755	80,412	36,768
Loss on disposal of subsidiaries	-	(12,820)	-	(12,820)
Others	6,344	-	6,344	-
Total other income (expenses), net	52,911	8,742	84,766	40,502

INCOME BEFORE PROVISION FOR INCOME TAXES	167,148	39,192	463,315	289,120
INCOME TAXES CREDIT	5,551	5,307	11,102	7,157
NET INCOME	172,699	44,499	474,417	296,277

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	28,767	33,879	(4,221)	25,882

COMPREHENSIVE INCOME	201,466	78,378	470,196	322,159

ATTRIBUTABLE TO:
Equity holders of the Company	210,283	78,378	485,418	322,159
Non-controlling interests	(8,817)	-	(15,222)	-
	201,466	78,378	470,196	322,159

Net income per share, basic and diluted	0.01	0.01	0.02	0.01

Weighted average number of shares outstanding	29,656,130	29,656,130	29,656,130	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	474,417	296,277
Adjustments to reconcile net profit to cash (used in) provided by operating activities:
Depreciation	76,188	67,697
Amortization	33,440	33,441
Interest income	(261)	(151)
Interest expenses	2,251	8,239
Deferred income taxes	(23,774)	(10,477)
Loss on disposal of plant and equipment	-	6,438
Loss on disposal of a subsidiary	-	(12,820)
Changes in operating assets and liabilities
Accounts receivable	(514,090)	(209,685)
Other receivables and prepayments	(80,603)	128,718
Amounts due from related parties	(246,494)	(278,258)
Inventories	(9,910)	(4,838)
Accounts payable	24,376	(16,381)
Other payables and accrued liabilities	(153,415)	38,409
Deferred income	(190,575)	195,917
Amounts due to related parties	-	(90)
Net cash (used in) provided by operating activities	(608,450)	242,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(27,817)	(69,790)
Proceed from disposal of plant and equipment	-	10,339
Interest received	261	151
Net cash used in investing activities	(27,556)	(59,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-controlling interests	29,143	-
Interest paid	(344)	(581)
Repayment of bank loan	(1,926)	(19,584)
Net cash provided by (used in) by financing activities	26,873	(20,165)

EFFECT OF EXCHANGE RATE ON CASH	(14,267)	43,734
(DECREASE) INCREASE IN CASH	(623,400)	206,705
CASH, beginning of period	729,069	23,062
CASH, end of period	105,669	229,767

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Continuance of Business

Value Exchange International, Inc. (“VEII”, “Company”, “we” or “us”) was incorporated in the State of Nevada on June 26, 2007 under the name “China Soaring, Inc.”. The Company’s principal business, conducted through its operating subsidiaries, is to provide customer-centric solutions for the retail industry in China, Hong Kong SAR and Manila, Philippines. By integrating market-leading Point-of-Sale/Point-of-Interaction (“POS/POI”), Merchandising, Customer Relations Management or “CRM” and related rewards, Locational Based (Global Positing System (“GPS”) and Indoor Positioning System (“IPS”)) Marketing, Customer Analytics and Business Intelligence solutions, VEII provides retailers with the capability to offer a consistent shopping experience across all marketing and sales channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. VEII promotes itself as a single information technology (“IT”) source for retailers who want to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. VEII services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channel. VEII’s retail solutions are installed in an estimated 30%-40% of POS/POI-suitable retailers in Hong Kong and Manila, Philippines, processing tens of millions of transactions a year. Company is headquartered in Hong Kong and with offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; Manila, Philippines; and Kuala Lumpur, Malaysia. The foregoing business line is referred to as “IT Business.”

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

“IP Business” means electronic payment and financial transactions platform or system for commercial uses, whether Internet capable or restricted to a network or intranet. Original proposed business of the Company was an IP Business.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Continuance of Business (Continued)

On January 24, 2019, Koinon Technology Services, Inc. (“KTSI”) was formed by Matthew Mecke on behalf of the Company. Under the initial capitalization of the KTSI, the Company received 51% of the issued shares of KTSI common stock, which made KTSI a majority-owned subsidiary of the Company. Krypto Capital, LLC, a U.S. Virgin Islands limited liability company owned by Mr. Mecke, (“KCAP”) owns 49% of the issued shares of KTSI common stock. KTSI, KCAP and Matthew Mecke are tasked with raising working capital to fund the commencement of KTSI’s proposed business, which proposed business is the development of an electronic payments and financial transaction platform based on block chain technology and capable of providing cryptocurrencies as one of its offerings. Company views KTSI as an effort to develop an IP Business in which the Company or its shareholders or both have an equity interest.

Under a proposed joint venture agreement with KCAP and KTSI, the Company would contribute know-how for the SinoPay GPP system and make a $25,000 principal amount loan to KTSI to cover KTSI’s initial incorporation and organization costs. Under the proposed joint venture agreement, Company would not provide and does not intend to provide any working capital to KTSI for future overhead costs or development of KTSI’s proposed IP business. The SinoPay GPP system concept was developed in 2007-2008, it is a dated technological concept in the rapidly evolving industry of electronic payments and financial transaction systems or platforms. Nonetheless, the know-how for the SinoPay GPP concept might still have value in KTSI efforts to design and develop a commercially viable electronics payment and financial transactions platform.

Company may provide software development and system engineering services to KTSI as a paid vendor, assuming KTSI raises working capital for development of KTSI’s proposed business and platform. The current intent of the Company is that KTSI must raise its working capital from third parties and not rely on or receive any working capital from the Company. This stance is consistent with the Company’s strategic plan for the IP Business to be independently developed by KTSI.

As of the date of the fling of this report, KTSI, Mr. Mecke and KCAP have not raised working capital for commencement of KTSI’s proposed business. No assurances are given that KTSI will raise working capital to commence its proposed business line. If KTSI fails to raise sufficient working capital to commence its proposed business, then the Company will consider alternative means of developing the IP Business htrough a cooperative effort with third parties.

See “New Developments: SinoPay GPP and related IP Business” below for a further description of the proposed use of KTSI in Company efforts to develop a commercially viable IP Business.

As of June 30, 2019, the Company held four wholly-owned subsidiaries, and two subsidiaries with 51% ownership.

2. Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2019:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%
Koinon Technology Services, Inc.	U.S. Virgin Islands, USA	51%
Value Exchange Int’l (Hunan) Limited	PRC	51%

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

e)Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of June 30, 2019 and December 31, 2018, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

Determining which category an asset or liability falls within the hierarchy requires significant analysis and judgment. The Company evaluates its hierarchy disclosures each quarter. The carrying values of the Company’s financial instruments; consisting of cash and cash equivalents, accounts receivable, accounts payable, other receivables and prepayments, other payables and accrued liabilities, balances with a related party, balances with related companies and amounts due to director approximate their fair values due to the short maturities of these instruments.

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2019 and 2018.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	11,870	68,253	29,220	167,092
- systems maintenance	1,459,467	1,319,069	2,939,807	2,738,982
- sales of hardware and consumables	579,219	562,689	1,357,693	1,210,378
	2,050,556	1,950,011	4,326,720	4,116,452

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

p)Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the six months ended June 30, 2019 and 2018 were insignificant.

q)Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the six months ended June 30, 2019 and 2018 were insignificant.

r)Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the six months ended June 30, 2019 and 2018 were insignificant.

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

Quarter ended	June 30, 2019	June 30, 2018
RMB : USD exchange rate	6.7572	6.3360
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	51.4262	50.2767
three months average period ended

Quarter ended	June 30, 2019	June 30, 2018
RMB : USD exchange rate	6.8024	6.3382
six months average period ended
HKD : USD exchange rate	7.800	7.800
six months average period ended
PESO : USD exchange rate	51.3658	50.8143
six months average period ended

Quarter ended	June 30, 2019	December 31, 2018
RMB : USD exchange rate	6.8623	6.8505
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	49.8403	51.4851

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Accounts receivable

Accounts receivable consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	US$	US$
	(unaudited)

Accounts receivable	1,105,294	590,688
Allowance for doubtful accounts	(16,164)	(15,648)
	1,089,130	575,040

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. Other receivables and prepayments

Other receivables and prepayments consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	US$	US$
	(unaudited)

Deposits and prepaid expense	182,572	116,920
Others	46,814	31,863
	229,386	148,783

5. Inventories

Inventories as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	US$	US$
	(unaudited)

Finished goods	150,514	140,604

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Plant and equipment, net

Plant and equipment consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	US$	US$
	(unaudited)
Leasehold improvements	108,484	108,542
Office furniture and equipment	164,466	404,448
Computer equipment	422,558	160,668
Computer software	160,620	144,078
Motor Vehicle	155,536	154,159
Building	66,212	64,288
Total	1,077,876	1,036,183
Less: accumulated depreciation	(690,644)	(609,910)
Plant and equipment, net	387,232	426,273

Depreciation expense for the six months period ended June 30, 2019 and 2018 amounted to $76,188 and $67,697, respectively. For the six months period ended June 30, 2019 and 2018, no interest expense was capitalized into plant and equipment.

As of June 30, 2019 and December 31, 2018, the Company's motor vehicle was under finance lease arrangement with a net carrying amount $0 and $39,010 respectively.

7. Goodwill

Goodwill consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	US$	US$
	(unaudited)

Goodwill arising from acquisition of TSI	206,812	206,812

8. Intangible Assets

Intangible Assets consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	US$	US$
	(unaudited)

Customer relationship	200,641	200,641
Less: accumulated depreciation	(167,201)	(133,761)
	33,440	66,880

Amortization expense for the six months period ended June 30, 2019 and 2018 amounted to $33,440 and $33,441, respectively. The amortization expense was included in general and administrative expenses.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Bank loan

Bank loan and accruals consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	US$	US$
	(unaudited)

Short term bank loan	-	1,926

As of June 30, 2019 and December 31, 2018, the Company's bank loan secured by plant and equipment with net carrying amount of $0 and $39,010 respectively.

10. Other payables and accrued liabilities

Other payables and accruals consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	US$	US$
	(unaudited)

Accrual	426,539	619,300
Income taxes payable	57,610	18,264
	484,149	637,564

Accrual mainly represents salary payables and fringe and social security accruals. According to the prevailing laws and regulations of the PRC, all eligible employees of the Company’s PRC/Hong Kong subsidiaries are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The Company’s subsidiaries are required to accrue for these benefits based on certain percentages of the qualified employees’ salaries. The Company’s subsidiary is required to make contributions to the plans out of the amounts accrued.

The Company’s subsidiaries incorporated in Hong Kong manage a defined contribution Mandatory Provident Fund (the “MPF Scheme”) under the Mandatory Provident Fund Schemes Ordinance, for all of its employees in Hong Kong. The Company is required to contribute 5% of the monthly salaries for all Hong Kong based employees to the MPF Scheme up to a maximum statutory limit.

11. Deferred income

Deferred income consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	US$	US$
	(unaudited)

Service fees received in advance	380,966	571,541

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

13. Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	June 30, 2019	December 31, 2018
	US$	US$
	(unaudited)

Due from related parties
Value Exchange International Limited (i)	853,620	607,126

Related party balances (Continued)

	June 30, 2019	December 31, 2018
	US$	US$
	(unaudited)
Due to related parties
Mr. Edmund Yeung (ii)	83,728	81,821
Mr. Matthew Mecke (iii)	2,500	2,500
Mr. Johan Pehrson (iv)	2,500	2,500
	88,728	86,821

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related party and shareholder transactions (Continued)

Related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest expenses payable to Mr. Edmund Yeung (ii)	(959)	(2,493)	(1,907)	(4,959)

Service income received from
Value Exchange International Limited (i)	19,439	-	19,439	-

Subcontracting fees payable to
Value Exchange International Limited (i)	(192,306)	-	(257,086)	-

Management fees received from
Value Exchange International Limited (i)	47,431	18,755	80,412	36,768

(i)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)Mr. Edmund Yeung, a director of the Company. The balance included a loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016 amount to US$32,051 as of June 30, 2019. As of the day of this report, no repayment has been made since June 30, 2019.

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

Company intends to open offices in Singapore, Thailand and Australia in 2019 in an effort to expand the Company’s business. These proposed offices will be initially and primarily sales offices. The opening of these new offices is subject to growth of business, finding suitable, affordable office space and competent, affordable staff members and promising general economic conditions in each proposed new territory. General economic conditions or changes in financial condition of the Company may cause a delay or cancellation of these proposed office expansion plans.

In general and as part of our strategic plan, we also intend to seek expansion of our current geographical markets to other parts of Southeast Asia by seeking new businesses and by possible acquisitions of existing businesses. Seeking new business and expanding our markets will require adequate and affordable funding or working capital and beating competition for the new business. Acquisitions will require finding suitable acquisitions that will agree to terms and conditions acceptable to us and the successful integration of new businesses into our operations. We may be unable to win new business or acquire any new businesses and, consequently, we may be unable to expand our geographical markets. Other than preliminary efforts described in “New Developments: SinoPay GPP and related IP Business” below, we have not expanded into any new markets by acquisition or otherwise during the fiscal quarter ended June 30, 2019.

The Company, through its operating subsidiaries, is focusing and will focus on its IT Business, and seek to expand its IT Business services to commercial customers in PRC and Asia Pacific Region. This strategy is based upon our operational experience that the IT Business presents more opportunities for potential customer order in our core markets of Hong Kong SAR and China than the “IP Business” (as defined below) and presents an industry segment that better suits our current technical capabilities, marketing capabilities and financial resources.

Initial Business Focus.

Our initial intended, primary business was to operate a credit card processing and merchant-acquiring services company that provided credit card clearing services to merchants and financial institutions in PRC. Since inception, we strived to implement our business plan, including the key step of creating our Global Processing Platform (“SinoPay GPP”). Specifically, the Company’s IP business was to be a provider of Internet Protocol (“IP”) processing services in Asia to bank card-accepting merchants, which was the initial proposed IP Business of the Company in 2008. We marketed our IP Business services to local merchants with regional retail locations across Asia Pacific as potential customers of their IP and related credit card and debit card processing systems. We offered interoperability through what is envisioned as a highly efficient infrastructure and perceived exceptional knowledge of the IP processing market through our SinoPay GPP platform. The SinoPay GPP system was designed to facilitate the processing of all major credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and is was intended to be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. Company efforts to develop SinoPay GPP into a revenue generating business did not succeed.

We are now focused on having the IP Business as the primary business line of a subsidiary dedicated to the commercial exploitation of the IP Business instead of having the IP Business as a supplemental, secondary business line to our IT Business.

New Developments: SinoPay GPP and related IP Business. As previously reported, and since the Company has been unable to develop a revenue generating business for the IP Business, and the Company is focusing its resources on the more lucrative IT Business, the Company has decided to explore an alternative approach to the effort to develop a revenue generating IP Business. The Company believes that the emphasis on the IT Business and Company’s limited cash flow and funding resources requires any future promotion and development efforts for the IP Business be conducted as a cooperative effort with a third party willing to raise the capital necessary to produce a commercially viable e-commerce system for the IP Business.  The Company lacks the strategic focus, available and dedicated personnel and current, available capital (as well as funding sources) to engage in the internal development of a platform or a. system for a commercially viable IP Business. Further, the Company believes that having the IP Business as a secondary business line coupled with the IT Business and within the Company operations weakens the prospects of funding the development of the IP Business by funding sources or investors because: (1) the focus of Company on the IT Business makes IP Business a secondary business line with little foreseeable prospects for improving the Company’s overall financial performance or condition; (2) the Company’s inability to independently develop the IP Business to date provides little confidence of future success of such an enterprise under Company management; (3) the thinly traded Company common stock is not attractive to potential investors for start-up efforts in developing a new business line in the IP industry; (4) the Company lacks the tangible assets to serve as collateral for any significant loan for KTSI working capital; and (5) the Company believes that an enterprise focused solely on developing an electronic payment and financial transaction platform and using block chain technology with cryptocurrency capability is in general more attractive to investors and lenders seeking to fund start-ups in growing, emerging technology endeavors (like block chain technology). The foregoing conclusions are based on operational experience and anecdotal evidence of Company management and not based on any independent analysis or industry study.

In 2018, Matthew Mecke, a director of the Company, proposed forming a majority owned subsidiary of the Company, which subsidiary would focus on commercial exploitation of the IP Business by developing an electronic payment and financial transaction platform using block chain technology with cryptocurrencies capability. This new subsidiary would be focused on developing the IP Business under new management approved by the Company and funded by funding sources investing or lending solely to the new subsidiary, not the Company. On behalf of the Company and in anticipation of the Company pursuing development of. the IP Business through a new subsidiary or company, Mr. Mecke formed a new company, named Koinon Technology Services, Inc. (“KTSI”) and incorporated it in the U.S. Virgin Islands, on January 24, 2019. The formation of KTSI was also a condition to the Company considering a final commitment to Mr. Mecke’s proposal to commercially exploit the SinoPay GPP concept through KTSI.

Mr. Mecke and Mr. Johan Pehrson, a director of the Company, are the initial directors of KTSI. Mr. Mecke has agreed to manage KTSI as its chief executive officer. Mr. Mecke is managing KTSI without compensation from the Company. Neither Mr. Mecke nor Mr. Pehrson will receive any compensation from the Company for service as KTSI directors.

At March 28, 2019 special meeting of the Company’s Board of Directors, a majority of the disinterested directors approved the pursuit by the Company of a final, definitive agreement based on the proposed use of KTSI as the development vehicle for the proposed IP Business. The Company and KTSI is are in the process of negotiating and finalizing a definitive agreement (styled as the “Joint Venture Agreement”) (“JV Agreement”) based on the proposal from Mr. Mecke, but the Company has not yet finalized and closed on a definitive JV Agreement. The Company originally expected that a definitive JV Agreement would be finalized by the Company, KCAP and KTSI by May 15, 2019. Based on progress to date, which has been delayed by KTSI’s progress in its efforts to organize, the Company expects to finalize a definitive JV Agreement on or before August 30, 2019. Until a definitive written JV Agreement is signed, the parties have not reached a legally binding agreement on the terms and conditions of that agreement and relationship and the final terms and conditions of the final JV Agreement may varying from the general relationship described in this Quarterly Report on Form 10-Q. Although the Company is optimistic about the prospects of finalizing the JV Agreement, there is a possibility that the Company does not reach an agreement under the proposed JV Agreement and any finalized JV Agreement may vary from the basic proposal presented by Mr. Mecke.

The Company understands that funding of KTSI will in all likelihood involve issuance of shares of KTSI common stock to investors or funding sources and those issuances are likely to dilute, perhaps substantially dilute, the Company’s ownership percentage of issued shares of KTSI common stock. Further, the Company may decide to distribute a portion of its ownership of shares of KTSI common stock to Company shareholders in order to allow Company shareholders to directly benefit from any future success, if any, of KTSI. The Company Board of Directors has not authorized an issuance of shares of KTSI common stock or any distribution of Company-held shares of KTSI common stock to Company shareholders as of July 31, 2019.

There are no assurances that Mr. Mecke or KCAP, as his ownership vehicle for shares of KTSI common stock, or KTSI will raise sufficient working capital to commence KTSI operations or the development of a commercially viable electronic payment and financial transactions platform using block chain technology with cryptocurrency capabilities. Even if funded, it is uncertain if KTSI can in fact develop and market a commercially viable, modern electronic payment and financial transactions platform with block chain technology and cryptocurrency capabilities.

The Company may also provide technical services and software development services to KTSI as a paid vendor.

The JV Agreement is not forming a joint venture or partnership between Company and other interested KTSI parties under federal or state law. The proposed JV Agreement contemplates only a contractual, cooperative effort between those parties.

The pursuit the IP Business through KTSI is, at this time, merely a change in the strategic plan for developing a revenue generating IP Business. Further, since the Company has decided not to develop its IP Business as an integral part of the Company’s current operations, but to develop the IP Business through a cooperative effort with others and through KTSI, as a majority owned subsidiary seeking independent funding, the Company does not believe that Mr. Mecke’s participation presents any conflicts of interest that have not been approved by disinterested directors of the Company. The development of the IP Business as a wholly owned business of the Company is not a corporate opportunity that the Company is willing to pursue.

The Company recognizes that its position in KTSI will be diluted by KTSI selling shares of its common stock to investors for initial working capital. Company may also effect a distribution of a portion of its shares of KTSI common stock to Company shareholders as a means to allow Company shareholders to directly participate in any success, if any, of KTSI.

As of the date of this filing of this Form 10-Q quarterly report, the JV Agreement has not be signed and the closing thereunder consummated, but the Company and KTSI have proceeded with the preliminary steps mentioned in this Form 10-Q quarterly report to facilitate the JV Agreement in the event of and in anticipation of signing the JV Agreement, or, alternatively, pursuing a separate, but similar strategy in development of the IP Business with others.

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

As of the date of the filing of this Form 10-Q quarterly report, we have not won any business or contracts for the Smart Tag in United States.

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

As noted, we also face a possible competitive threat from Cloud computing services, which we do not provide to customers (except through third party providers). Cloud computing services can and do offer additional services to customers, which services can include the same IT Business services as our company. Cloud computing companies could leverage their relationship with customers to persuade them to use the Cloud computing service for IT Business needs. This leverage could pose a competitive threat to our IT Business. We lack the current financial and technical resources to compete in the Cloud computing business.

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

Financial Performance Highlights

The following are some financial highlights for the second quarter of 2019:

•Net revenue: Our net revenues were $4,326,720 for the six months ended June 30, 2019, as compared to $4,116,452 for the same period in 2018, an increase of $210,268 or 5.1%.

•Gross profit: Gross profit for the six months ended June 30, 2019 was $1,148,242 or 26.5% of net revenues, as compared to $1,086,585 or 26.4% of net revenues for the same period in 2018, an increase of $61,657 or 5.7%.

•Income from operations: Our income from operations totaled $378,549 for the six months ended June 30, 2019, as compared to $248,618 for the same period in 2018, an increase of $129,931 or 52.3%.

•Net income: We had a net income of $474,417 for the six months ended June 30, 2019, compared to $296,277 for the same period in 2018, an increase of $178,140 of 60.1%.

•Basic and diluted net income per share was $0.02 for the six months ended June 30, 2019.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2019 and 2018

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	2,050,556	100%	1,950,011	100%
COST OF SERVICES
Cost of service income	(1,532,446)	(74.7%)	(1,424,649)	(73.1%)
GROSS PROFIT	518,110	25.3%	525,362	26.9%
Operating expenses:
General and administrative expenses	(402,591)	(19.6%)	(493,386)	(25.2%)
Foreign exchange loss	(1,282)	(0.1%)	(1,526)	(0.1%)
INCOME FROM OPERATIONS	114,237	5.6%	30,450	1.6%
OTHER INCOME (EXPENSES)	52,911	2.6%	8,742	0.4%
INCOME BEFORE PROVISION FOR INCOME TAXES	167,148	8.2%	39,192	2.0%
INCOME TAXES CREDIT	5,551	0.3%	5,307	0.3%
NET INCOME	172,699	8.5%	44,499	2.3%

Net revenues. Net revenues were $2,050,556 for the three months ended June 30, 2019, as compared to $1,950,011 for the same period in 2018, an increase of $100,545 or 5.2%. This increase was primarily attributable to the increase in our revenue from i) sales of systems maintenance with revenues increasing from $1,319,069 for the three months ended June 30, 2018 to $1,459,467 for the three months ended June 30, 2019; ii) sales of hardware and consumables with revenue increasing from $562,689 for the three months ended June 30, 2018 to $579,219 for the three months ended June 30, 2019; offset by iii) sales of systems development and integration with revenues decreasing from $68,253 for the three months ended June 30, 2018 to $11,870 for the three months ended June 30, 2019.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and general operating overhead. Our cost of services increased to $1,532,446 or 74.7% of net revenues, for the three months ended June 30, 2019, as compared to $1,424,649 or 73.1% of net revenues, for the same period in 2018, an increase of $107,797 or 7.6%. The increase in cost of services was mainly attributable to the increase in our cost of technical staff, contracting fees to suppliers and general operating overhead.

Gross profit. Gross profit for the three months ended June 30, 2019 was $518,110 or 25.3% of net revenues, as compared to $525,362 or 26.9% of net revenues, for the same period in 2018, a decrease of $7,252 or 1.4%. The decrease of gross profit was largely due to the increase in cost of services, offset by the increase in net revenues in this period, as compared with the same period of 2018.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased to $402,591 or 19.6% of net revenues, for the three months ended June 30, 2019, as compared to $493,386 or 25.3% of net revenues, for the same period in 2018, a decrease of $90,795 or 18.4%. The reasons for the decrease was attributable to the decrease in staff cost, professional fees, and other administrative cost.

Income from operations. As a result of the above, our income from operations totaled $114,237 for the three months ended June 30, 2019, as compared to $30,450 for the same period in 2018, an increase of $83,787 or 275.2%.

Income taxes credit. Income taxes credit totaled $5,551 during the three months ended June 30, 2019, as compared to $5,307 for the same period in 2018, an increase of $244 or 4.6%.

Net income. As a result of the foregoing, we had a net income of $172,699 for the three months ended June 30, 2019, compared to $44,499 for the same period in 2018, an increase of $127,712 or 287.0%, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2019 and 2018

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	4,326,720	100%	4,116,452	100%
COST OF SERVICES
Cost of service income	(3,178,478)	(73.5%)	(3,029,867)	(73.6%)
GROSS PROFIT	1,148,242	26.5%	1,086,585	26.4%
Operating expenses:
General and administrative expenses	(767,944)	(17.7%)	(833,870)	(20.3%)
Foreign exchange loss	(1,749)	(0.1%)	(4,097)	(0.1%)
INCOME FROM OPERATIONS	378,549	8.7%	248,618	6.0%
OTHER INCOME (EXPENSES)	84,766	2.0%	40,502	1.0%
INCOME BEFORE PROVISION FOR INCOME TAXES	463,315	10.7%	289,120	7.0%
INCOME TAXES CREDIT	11,102	0.3%	7,157	0.2%
NET REVENUES	474,417	11.0%	296,277	7.2%

Net revenues. Net revenues were $4,326,720 for the six months ended June 30, 2019, as compared to $4,116,452 for the same period in 2018, an increase of $210,268 or 5.1%. This increase was primarily attributable to the increase in our revenues from i) sales of systems maintenance with revenues increasing from $2,738,982 for the six months ended June 30, 2018 to $2,939,807 for the six months ended June 30, 2019; ii) sales of hardware and consumables with revenues increasing from $1,210,378 for the six months ended June 30, 2018 to $1,357,693 for the six months ended June 30, 2019; offset by iii) sales of systems development and integration with revenue decreasing from $167,092 for the six months ended June 30, 2018 to $29,220 for the six months ended June 30, 2019.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $3,178,478 or 73.5% of net revenues, for the six months ended June 30, 2019, as compared to $3,029,867 or 73.6% of net revenues, for the same period in 2018, an increase of $148,611 or 4.9%. The increase in cost of services was mainly attributable to the increase in our cost of technical staff, depreciation, amortization and overhead.

Gross profit. Gross profit for the six months ended June 30, 2019 was $1,148,242 or 26.5% of net revenues, as compared to $1,086,585 or 26.4% of net revenues, for the same period in 2018, an increase of $61,657 or 5.7%. The increase of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services in this period, as compared with the same period of 2018.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased to $767,944 or 17.7% of net revenues, for the six months ended June 30, 2019, as compared to $833,870 or 20.3% of net revenues, for the same period in 2018, a decrease of $65,926 or 7.9%. The primary reason for the decrease was attributable to the decrease in professional and service fee and other administrative cost.

Income from operations. As a result of the above, our income from operations totaled $378,549 for the six months ended June 30, 2019, as compared to $248,618 for the same period in 2018, an increase of $129,931 or 52.3%.

Income tax credit. Income taxes credit totaled $11,102 during the six months ended June 30, 2019, as compared to $7,157 for the same period in 2018, an increase of $3,945 or 55.1%.

Net income. As a result of the foregoing, we had a net income of $474,417 for the six months ended June 30, 2019, compared to $296,277 for the same period in 2018, an increase of $178,140 or 60.1%, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $105,669. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Six Months Ended
	June 30,
	2019	2018
	US$	US$

Net cash (used in) provided by operating activities	(608,450)	242,436
Net cash used in investing activities	(27,556)	(59,300)
Net cash provided by (used in) financing activities	26,873	(20,165)
Effect of exchange rate changes on cash and cash equivalents	(14,267)	43,734
Net (decrease) increase in cash and cash equivalents	(623,400)	206,705
Cash and cash equivalents at the beginning of period	729,069	23,062
Cash and cash equivalents at the end of period	105,669	229,767

Operating Activities

Net cash used in operating activities was $608,450 for the six months ended June 30, 2019, which was a change of $850,886 from net cash provided by operating activities $242,436 for the same period of 2018. The change in net cash (used in) provided by operating activities was mainly attributable to the following:

1)A change of Accounts receivable, Other receivables and prepayments, Other payables and accrued liabilities, and Deferred income decreased our operating cash balances by $304,405, $209,321, $191,824 and $386,492 respectively; offset by;

2)Net income of $474,417 for the six months ended June 30, 2019, compared to $296,277 for the same period in 2018; and

3)A change of Accounts payable and Amounts due from related parties increased our operating cash balances by $40,757 and $31,764.

Investing Activities

Net cash used in investing activities was $27,556 for the six months ended June 30, 2019, which was a decrease of $31,744 or 53.5% from $59,300 in the same period in 2018. The decrease in net cash used in investing activities was attributable to cash used in the purchase of plant and equipment by $27,817; offset by interest received by $261, during the six months ended June 30, 2019.

Financing Activities

Net cash provided by financing activities was $26,873 for the six months ended June 30, 2019, which was a change of $47,038 from net cash used in financing activities $20,165 in the same period in 2018. The change in net cash provided by financing activities was attributable to the proceeds from non-controlling interests by $29,143; offset by repayment of bank loan by $1,926, and interest paid by $344 during the six months ended June 30, 2019.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2019:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%
Koinon Technology Services, Inc.	U. S. Virgin Islands, USA	51%
Value Exchange Int’l (Hunan) Limited	PRC	51%

Since its incorporation on January 24, 2019, Koinon Technology Services, Inc. has not conducted any operations other than incorporation and initial organizational efforts and has not conducted any revenue generating activities.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	11,870	68,253	29,220	167,092
- systems development and integration	1,459,467	1,319,069	2,939,807	2,738,982
- systems maintenance	579,219	562,689	1,357,693	1,210,378
- sales of hardware and consumables	2,050,556	1,950,011	4,326,720	4,116,452

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

Quarter ended	June 30, 2019	June 30, 2018
RMB : USD exchange rate	6.7572	6.3360
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	51.4262	50.2767
three months average period ended

Quarter ended	June 30, 2019	June 30, 2018
RMB : USD exchange rate	6.8024	6.3382
six months average period ended
HKD : USD exchange rate	7.800	7.800
six months average period ended
PESO : USD exchange rate	51.3658	50.8143
six months average period ended

Quarter ended	June 30, 2019	December 31, 2018
RMB : USD exchange rate	6.8623	6.8505
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	49.8403	51.4851

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

We conduct a periodic evaluation, under the supervision and with the participation of our President and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including Company’s President and Chief Financial Officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Our internal controls over financial reporting are deemed effective by our management.

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

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of internal control are met. Further, the design of internal control must reflect the fact that there are resource constraints, and the benefits of the control must be considered relative to their costs. While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company, have been detected.

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
August 13, 2019
	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director (Principal Executive Officer)
August 13, 2019
	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)