Form 10-Q
period 2019-09-30
Value Exchange International, Inc.
filed 2019-11-14
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X]. No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, Emerging Growth Company or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company
	(Do not check if a smaller reporting company)	[ ]	Emerging Growth Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Securities Registered under Section12(b) of the Exchange Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

As of September 30, 2019, there were 29,656,130 shares of common stock issued and outstanding. The registrant’s common stock is quoted on the OTCQB Venture Market of The OTC Markets Group, Inc. under the trading symbol “VEII.”

FORM 10-Q

Value Exchange International, Inc.

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	164,618	729,069
Accounts receivable, less allowance for doubtful accounts	785,499	575,040
Amounts due from a related party	992,790	607,126
Other receivables and prepayments	224,628	148,783
Inventories	143,957	140,604
Total current assets	2,311,492	2,200,622

NON-CURRENT ASSETS
Plant and equipment, net	375,283	426,273
Deferred tax assets	66,481	40,762
Goodwill	206,812	206,812
Intangible assets	16,720	66,880
Total non-current assets	665,296	740,727

Total assets	2,976,788	2,941,349

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	541,266	704,908
Other payables and accrued liabilities	409,139	637,564
Deferred income	329,062	571,541
Amounts due to related parties	32,909	86,821
Short term bank loan	-	1,926
Total current liabilities	1,312,376	2,002,760

NON-CURRENT LIABILITIES
Deferred tax liabilities	3,745	20,399
Total non-current liabilities	3,745	20,399

Total liabilities	1,316,121	2,023,159

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Statutory reserves	12,003	12,476
Retained earnings	885,545	232,639
Accumulated other comprehensive losses	55,822	(17,811)
Total shareholders’ equity	1,644,256	918,190
Non-controlling interest	16,411	-
	1,660,667	918,190

Total liabilities and shareholders’ equity	2,976,788	2,941,349

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income	2,065,642	1,843,594	6,392,362	5,960,046

COST OF SERVICES
Cost of service income	(1,606,083)	(1,578,839)	(4,784,561)	(4,608,706)

GROSS PROFIT	459,559	264,755	1,607,801	1,351,340

OPERATING EXPENSES:
General and administrative expenses	(376,830)	(310,737)	(1,144,774)	(1,144,607)
Foreign exchange gain (loss)	35,982	(7,721)	34,233	(11,818)
INCOME (LOSS) FROM OPERATIONS	118,711	(53,703)	497,260	194,915

OTHER INCOME (EXPENSES):
Interest income	113	141	374	292
Interest expense	(8,159)	(2,112)	(10,410)	(10,351)
VAT refund	12,068	(549)	12,068	24,093
Management fee income	26,671	38,461	107,083	75,229
Loss on disposal of subsidiaries	-	-	-	(12,820)
Others	6,023	2,133	12,367	2,133
Total other income (expenses), net	36,716	38,074	121,482	78,576

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	155,427	(15,629)	618,742	273,491
INCOME TAXES CREDIT	5,552	5,639	16,654	12,796
NET INCOME (LOSS)	160,979	(9,990)	635,396	286,287

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	77,854	14,721	73,633	40,603

COMPREHENSIVE INCOME	238,833	4,731	709,029	326,890

ATTRIBUTABLE TO:
Equity holders of the Company	251,120	4,731	736,539	326,890
Non-controlling interests	(2,287)	-	(17,510)	-
	248,833	4,731	719,029	326,890

Net income per share, basic and diluted	0.01	0.00	0.02	0.01

Weighted average number of shares outstanding	29,656,130	29,656,130	29,656,130	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	635,396	286,287
Adjustments to reconcile net profit to cash (used in) provided by operating activities:
Depreciation	115,778	100,262
Amortization	50,160	50,161
Interest income	(374)	(292)
Interest expenses	10,410	10,351
Deferred income taxes	(42,373)	(15,610)
Loss on disposal of plant and equipment	-	6,294
Loss on disposal of a subsidiary	-	12,820
Changes in operating assets and liabilities
Accounts receivable	(210,459)	(39,269)
Other receivables and prepayments	(75,845)	106,490
Amounts due from related parties	(385,664)	(194,029)
Inventories	(3,353)	(62,032)
Accounts payable	(163,642)	(22,431)
Other payables and accrued liabilities	(228,425)	(143,413)
Deferred income	(242,479)	121,035
Amounts due to related parties	(24,232)	-
Net cash (used in) provided by operating activities	(565,102)	216,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(78,861)	(82,742)
Proceed from disposal of plant and equipment	-	9,958
Interest received	374	292
Net cash used in investing activities	(78,487)	(72,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-controlling interests	34,851	-
Interest paid	(8,039)	-
Repayment of bank loan	(1,926)	(28,473)
Repayment of loan from a director	(32,051)	(51,282)
Net cash used in by financing activities	(7,165)	(79,755)

EFFECT OF EXCHANGE RATE ON CASH	86,303	37,976
(DECREASE) INCREASE IN CASH	(564,451)	102,353
CASH, beginning of period	729,069	23,062
CASH, end of period	164,618	125,415

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

Under a proposed cooperation agreement with KCAP and KTSI, the Company would contribute know-how for the SinoPay GPP system and make a $25,000 principal amount loan to KTSI to cover KTSI’s initial incorporation and organization costs. Under the proposed cooperation agreement, Company would not provide and does not intend to provide any working capital to KTSI for future overhead costs or development of KTSI’s proposed IP business. The SinoPay GPP system concept was developed in 2007-2008, and it is a dated technological concept in the rapidly evolving industry of electronic payments and financial transaction systems or platforms. Nonetheless, the know-how for the SinoPay GPP concept might still have value in KTSI efforts to design and develop a commercially viable electronics payment and financial transactions platform.

The Company, KCAP and KTSI have not signed and closed the proposed cooperation agreement as of the date of the filing of this Form 10-Q Quarterly Report.

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

As of the date of the fling of this report, KTSI, Mr. Mecke and KCAP have not raised working capital for commencement of KTSI’s proposed business. No assurances are given that KTSI will raise working capital to commence its proposed business line. If KTSI fails to raise sufficient working capital to commence its proposed business, then the Company will consider alternative means of developing the IP Business through a cooperative effort with third parties.

See “New Developments: SinoPay GPP and related IP Business” below for a further description of the proposed use of KTSI in Company efforts to develop a commercially viable IP Business.

As of September 30, 2019, the Company held four wholly-owned subsidiaries, and two subsidiaries with 51% ownership.

2. Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2019:

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

e)Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of September 30, 2019 and December 31, 2018, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

Level one —Quoted market prices in active markets for identical assets or liabilities;

Level two —Inputs other than level one inputs that are either directly or indirectly observable; and

Level three —Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

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

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2019 and 2018.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	23,426	8,053	52,646	175,145
- systems maintenance	1,519,903	1,158,624	4,459,710	3,897,606
- sales of hardware and consumables	522,313	676,917	1,880,006	1,887,295
	2,065,642	1,843,594	6,392,362	5,960,046

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

p)Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the nine months ended September 30, 2019 and 2018 were insignificant.

q)Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the nine months ended September 30, 2019 and 2018 were insignificant.

r)Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the nine months ended September 30, 2019 and 2018 were insignificant.

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

Quarter ended	September 30, 2019	September 30, 2018
RMB : USD exchange rate	6.9962	6.7731
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	50.2405	51.4137
three months average period ended

Quarter ended	September 30, 2019	September 30, 2018
RMB : USD exchange rate	6.8386	6.4798
nine months average period ended
HKD : USD exchange rate	7.800	7.800
nine months average period ended
PESO : USD exchange rate	51.0068	50.6620
nine months average period ended

Quarter ended	September 30, 2019	December 31, 2018
RMB : USD exchange rate	7.0957	6.8514
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	51.1475	51.4851

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Accounts receivable

Accounts receivable consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	US$	US$
	(unaudited)
Accounts receivable	801,251	590,688
Allowance for doubtful accounts	(15,752)	(15,648)
	785,499	575,040

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. Other receivables and prepayments

Other receivables and prepayments consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	US$	US$
	(unaudited)
Deposits and prepaid expense	167,200	116,920
Others	57,428	31,863
	224,628	148,783

5. Inventories

Inventories as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31 ,
	2019	2018
	US$	US$
	(unaudited)

Finished goods	143,957	140604

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Plant and equipment, net

Plant and equipment consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	US$	US$

Leasehold improvements	104,942	108,542
Office furniture and equipment	168,043	404,448
Computer equipment	418,492	160,668
Computer software	184,045	144,078
Motor Vehicle	154,434	154,159
Building	64,673	64,288
Total	1,094,629	1,036,183
Less: accumulated depreciation	(719,346)	(609,910)
Plant and equipment, net	375,283	426,273

Depreciation expense for the nine months period ended September 30, 2019 and 2018 amounted to $115,778 and $100,262, respectively. For the nine months period ended September 30, 2019 and 2018, no interest expense was capitalized into plant and equipment.

As of September 30, 2019 and December 31, 2018, the Company's motor vehicle was under finance lease arrangement with a net carrying amount $0 and $39,010 respectively.

7. Goodwill

Goodwill consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	US$	US$
	(unaudited)
Goodwill arising from acquisition of TSI	206,812	206,812

8. Intangible Assets

Intangible Assets consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	US$	US$
	(unaudited)
Customer relationship	200,641	200,641
Less: accumulated depreciation	(183,921)	(133,761)
	16,720	66,880

Amortization expense for the nine months period ended September 30, 2019 and 2018 amounted to $50,160.26 and $50,161, respectively. The amortization expense was included in general and administrative expenses.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Bank loan

Bank loan and accruals consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	US$	US$
	(unaudited)
Short term bank loan	-	1,926

As of September 30, 2019 and December 31, 2018, the Company's bank loan secured by plant and equipment with net carrying amount of $0 and $39,010 respectively.

10. Other payables and accrued liabilities

Other payables and accruals consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	US$	US$
	(unaudited)
Accrual	349,810	619,300
Income taxes payable	59,329	18,264
	409,139	637,564

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

11. Deferred income

Deferred income consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	US$	US$
	(unaudited)
Service fees received in advance	329,062	571,541

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

13. Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	September 30, 2019	December 31, 2018
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	992,790	607,126

	September 30, 2019	December 31, 2018
	US$	US$
	(unaudited)
Due to related parties
Mr. Edmund Yeung (ii)	32,909	81,821
Mr. Matthew Mecke (iii)	-	2,500
Mr. Johan Pehrson (iv)	-	2,500
	32,909	86,821

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related party and shareholder transactions (Continued)

Related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest expenses payable to Mr. Edmund Yeung (ii)	(1,423)	(1,054)	(2,371)	(6,013)

Service income received from
Value Exchange International Limited (i)	123,716	-	370,410	-
Value E Consultant International (M) Sdn. Bhd (v)	39,000	-	76,359	-

Subcontracting fees payable to
Value Exchange International Limited (i)	(5,056)	-	(16,910)	-

Management fees received from
Value Exchange International Limited (i)	74,102	-	107,083	36,768

(i)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)Mr. Edmund Yeung, a director of the Company. The balance included a loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016 amount to NIL as of September 30, 2019. As of the day of this report, no repayment has been made since September 30, 2019.

The remaining balance is unsecured, interest free and repayable on demand.

(iii)Mr. Matthew Mecke, a director of the Company. The balance is unsecured, interest free and repayable on demand.

(iv)Mr. Johan Pehrson, a director of the Company. The balance is unsecured, interest free and repayable on demand.

(v)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value E Consultant International (M) Sdn. Bhd, a company incorporated in Malaysia. The balance is unsecured, interest free and repayable on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains “forward-looking statements”. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of business development spending, general and administrative spending, levels of capital expenditure,s operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us and effects as well as our ability to fund, and integrate and grow acquired business lines. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the U.S. Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

In general and as part of our strategic plan, we also intend to seek expansion of our current geographical markets to other parts of Southeast Asia by seeking new businesses and by possible acquisitions of existing businesses. Seeking new business and expanding our markets will require adequate and affordable funding or working capital and beating competition for the new business. Acquisitions will require finding suitable acquisitions that will agree to terms and conditions acceptable to us and the successful integration of new businesses into our operations. We may be unable to win new business or acquire any new businesses and, consequently, we may be unable to expand our geographical markets. Other than preliminary efforts described in “New Developments: SinoPay GPP and related IP Business” below, we have not expanded into any new markets by acquisition or otherwise during the fiscal quarter ended September 30, 2019.

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

Business Development Efforts. As part of its strategic development plan, the Company seeks investments, funding, strategic cooperation relationships, possible acquisition opportunities and other similar transactions to support or expand Company’s business or enhance its financial performance. As a smaller reporting company with thinly traded stock in public markets, the Company faces challenges in attracting investments, funding and strategic cooperation relationships, but the effort continues and the Company hopes to have greater success in the future with any improvements in its business and financial performance. The Company receives general expressions of interest from time to time in possible investments, funding, strategic cooperation relationships, acquisitions and similar transactions, but the Company has not, except as disclosed in this report or other filings with the SEC, consummated any such transactions as of the date of the filing of this Form 10-Q Quarterly Report.

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

We are now focused on having the IP Business as the primary business line of a subsidiary, KTSI, dedicated to the commercial exploitation of the IP Business, instead of having the IP Business as a supplemental, secondary business line to our IT Business.

New Developments: SinoPay GPP and related IP Business. As previously reported, and since the Company has been unable to develop a revenue generating business for the IP Business, and with the Company focusing its resources on the more lucrative IT Business, the Company has decided to explore an alternative approach to the effort to develop a revenue generating IP Business. The Company believes that the emphasis on the IT Business and Company’s limited cash flow and funding resources requires any future promotion and development efforts for the IP Business be conducted as a cooperative effort with a third party willing to raise the capital necessary to produce a commercially viable e-commerce system for the IP Business.  The Company lacks the strategic focus, available and dedicated personnel and current, available capital (as well as funding sources) to engage in the internal development of a platform or a. system for a commercially viable IP Business. Further, the Company believes that having the IP Business as a secondary business line coupled with the IT Business and within the Company operations weakens the prospects of funding the development of the IP Business by funding sources or investors because: (1) the focus of Company on the IT Business makes IP Business a secondary business line with little foreseeable prospects for improving the Company’s overall financial performance or condition; (2) the Company’s inability to independently develop the IP Business to date provides little confidence of future success of such an enterprise under Company management; (3) the thinly traded Company common stock is not attractive to potential investors for start-up efforts in developing a new business line in the IP industry; (4) the Company lacks the tangible assets to serve as collateral for any significant loan for KTSI working capital; and (5) the Company believes that an enterprise focused solely on developing an electronic payment and financial transaction platform and using block chain technology with cryptocurrency capability is in general more attractive to investors and lenders seeking to fund start-ups in growing, emerging technology endeavors (like block chain technology). The foregoing conclusions are based on operational experience and anecdotal evidence of Company management and not based on any independent analysis or industry study.

In 2018, Matthew Mecke, a director of the Company, proposed forming a majority owned subsidiary of the Company, which subsidiary would focus on commercial exploitation of the IP Business by developing an electronic payment and financial transaction platform using block chain technology with cryptocurrencies capability. This new subsidiary would be focused on developing the IP Business under new management approved by the Company and funded by funding sources investing or lending solely to the new subsidiary, not the Company. On behalf of the Company and in anticipation of the Company pursuing development of the IP Business through a new subsidiary or company, Mr. Mecke formed a new company, named Koinon Technology Services, Inc. (“KTSI”) and incorporated it in the U.S. Virgin Islands on January 24, 2019. The formation of KTSI was also a condition to the Company considering a final commitment to Mr. Mecke’s proposal to commercially exploit the SinoPay GPP concept through KTSI.

Mr. Mecke and Mr. Johan Pehrson, a director of the Company, are the initial directors of KTSI. Mr. Mecke has agreed to manage KTSI as its chief executive officer. Mr. Mecke is managing KTSI without compensation from the Company. Neither Mr. Mecke nor Mr. Pehrson will receive any compensation from the Company for service as KTSI directors.

At March 28, 2019 special meeting of the Company’s Board of Directors, a majority of the disinterested directors approved the pursuit by the Company of a final, definitive agreement based on the proposed use of KTSI as the development vehicle for the proposed IP Business. The Company and KTSI is are in the process of negotiating and finalizing a definitive agreement (styled as the “Cooperation Agreement”) (“Cooperation Agreement”) based on the proposal from Mr. Mecke, but the Company has not yet finalized and closed on a definitive Cooperation Agreement. The Company originally expected that a definitive Cooperation Agreement would be finalized by the Company, KCAP and KTSI by May 15, 2019. Based on progress to date, which has been delayed by KTSI’s progress in its efforts to organize, the Company expects to finalize a definitive Cooperation Agreement by early 2020 (and not third quarter of 2019 as previously estimated). Until a definitive written Cooperation Agreement is signed, the parties have not reached a legally binding agreement on the terms and conditions of that agreement and relationship and the final terms and conditions of the final Cooperation Agreement may varying from the general relationship described in this Quarterly Report on Form 10-Q. Although the Company is optimistic about the prospects of finalizing the Cooperation Agreement, there is a possibility that the Company does not reach an agreement under the proposed Cooperation Agreement and any finalized Cooperation Agreement may vary from the basic proposal presented by Mr. Mecke.

The Company understands that funding of KTSI will in all likelihood involve issuance of shares of KTSI common stock to investors or funding sources and those issuances are likely to dilute, perhaps substantially dilute, the Company’s ownership percentage of issued shares of KTSI common stock. Further, the Company may decide to distribute a portion of its ownership of shares of KTSI common stock to Company shareholders in order to allow Company shareholders to directly benefit from any future success, if any, of KTSI. The Company Board of Directors has not authorized an issuance of shares of KTSI common stock or any distribution of Company-held shares of KTSI common stock to Company shareholders as of the date of the filing of this Form 10-Q Quarterly Report.

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

The Cooperation Agreement is not forming a joint venture or partnership between Company and other interested KTSI parties under federal or state law. The proposed Cooperation Agreement contemplates only a contractual, cooperative effort between those parties.

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

As of the date of this filing of this Form 10-Q quarterly report, the Cooperation Agreement has not be signed and the closing thereunder consummated, but the Company and KTSI have proceeded with the preliminary steps mentioned in this Form 10-Q quarterly report to facilitate the Cooperation Agreement in the event of and in anticipation of signing the Cooperation Agreement, or, alternatively, pursuing a separate, but similar strategy in development of the IP Business with others.

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

Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry. Competition comes from established and new companies as well as freelance consultants. A general trend affecting our IT Business is the trend of increasing competition for skilled labor. With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets. We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong, Philippines and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail. We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2018 or in 2019 to date of this filing of the Form 10-Q Quarterly Report.

A common problem in the IT Business is also retaining skilled workers throughout the duration of a project. Due to the global nature of the IT Business and the growing demand for skilled IT Business workers, a skilled IT business worker can often readily find higher paying positions with competitors, whether local or foreign. While we have not experienced retention problems due primarily to our focus on smaller, shorter term IT business projects, we may experience retention of skilled worker problems if we grow our IT Business and undertake longer term, more complex IT business projects for customers.

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

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing. We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2018 or fiscal year 2019 to date of the filing of this Form 10-Q Quarterly Report, but we perceive that the expansion of cloud computing coupled with IT services and products could allow foreign companies to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core markets as well as in the Philippines. We may find it more difficult to compete for IT Business in Hong Kong and China, and perhaps the Philippines, if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems. The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets as well as the Philippines.

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

The increasing need for cybersecurity products and technologies may be a future weakness of our business plan. We do not have a current cybersecurity product and service line beyond consultants engaged to provide cybersecurity services to customers and we have no current plans to develop a cybersecurity business line. Cybersecurity companies may have an advantage over our business model in the future in that cybersecurity companies could leverage their cybersecurity offerings to also sell IT Business services and products that compete with our IT Business products and services.

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

Principal business

Company’s primary operating subsidiary is VEI CHN. The principal business of VEI CHN for more than 15 years is to provide IT, being the Information Technology Services and Solutions (consisting of select services and solutions in computer software programming and integration, and computer systems, Internet and information technology systems engineering, consulting, administration and maintenance, including e-commerce and payment processing) to the Retail Sector, primarily to leading retailers in Hong Kong SAR, Macau SAR and PRC and as more fully described below. As is customary in the industry, such services and solutions are provided by both company employees, contractors and consultants. The primary services and products of the IT Business are:

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

Financial Performance Highlights

The following are some financial highlights for the third quarter of 2019:

•Net revenue: Our net revenues were $6,392,362 for the nine months ended September 30, 2019, as compared to $5,960,046 for the same period in 2018, an increase of $432,316 or 7.3%.

•Gross profit: Gross profit for the nine months ended September 30, 2019 was $1,607,801 or 25.2% of net revenues, as compared to $1,351,340 or 22.7% of net revenues for the same period in 2018, an increase of $256,461 or 19.0%.

•Income from operations: Our income from operations totaled $497,260 for the nine months ended September 30, 2019, as compared to $194,915 for the same period in 2018, an increase of $302,345 or 155.1%.

•Net income: We had a net income of $635,396 for the nine months ended September 30, 2019, compared to $286,287 for the same period in 2018, an increase of $349,109 of 121.9%.

•Basic and diluted net income per share was $0.02 for the nine months ended September 30, 2019.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2019 and 2018

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	2,065,642	100%	1,843,594	100%
COST OF SERVICES
Cost of service income	(1,606,083)	(77.8%)	(1,578,839)	(85.6%)
GROSS PROFIT	459,559	22.2%	264,755	14.4%
Operating expenses:
General and administrative expenses	(376,830)	(18.2%)	(310,737)	(16.9%)
Foreign exchange loss	35,982	(1.7%)	(7,721)	(0.4%)
INCOME (LOSS) FROM OPERATIONS	118,711	5.7%	(53,703)	(2.9%)
OTHER INCOME (EXPENSES)	36,716	1.8%	38,074	2.1%
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	155,427	7.5%	(15,629)	(0.8%)
INCOME TAXES CREDIT	5,552	0.3%	5,639	0.3%
NET INCOME (LOSS)	160,979	7.8%	(9,990)	(0.5%)

Net revenues. Net revenues were $2,065,642 for the three months ended September 30, 2019, as compared to $1,843,594 for the same period in 2018, an increase of $222,048 or 12.0%. This increase was primarily attributable to the increase in our revenue from i) sales of systems maintenance with revenues increasing from $1,158,624 for the three months ended September 30, 2018 to $1,519,903 for the three months ended September 30, 2019; and ii) sales of systems development and integration with revenue increasing from $8,053 for the three months ended September 30, 2018 to $23,426 for the three months ended September 30, 2019; offset by iii) sales of hardware and consumables with revenues decreasing from $676,917 for the three months ended September 30, 2018 to $522,313 for the three months ended September 30, 2019.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and general operating overhead. Our cost of services increased to $1,606,083 or 77.8% of net revenues, for the three months ended September 30, 2019, as compared to $1,578,839 or 85.6% of net revenues, for the same period in 2018, an increase of $27,244 or 1.7%. The increase in cost of services was mainly attributable to the increase in our cost of technical staff and general operating overhead.

Gross profit. Gross profit for the three months ended September 30, 2019 was $459,559 or 22.2% of net revenues, as compared to $264,755 or 14.4% of net revenues, for the same period in 2018, an increase of $194,804 or 73.6%. The increase of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services in this period, as compared with the same period of 2018.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $376,830 or 18.2% of net revenues, for the three months ended September 30, 2019, as compared to $310,737 or 16.9% of net revenues, for the same period in 2018, an increase of $66,093 or 21.3%. The reasons for the increase was attributable to the increase in staff cost, and other administrative cost.

Income (loss) from operations. As a result of the above, our income from operations totaled $118,711 for the three months ended September 30, 2019, as compared to loss from operations totaled $53,703 for the same period in 2018, a change of $172,414.

Income taxes credit. Income taxes credit totaled $5,552 during the three months ended September 30, 2019, as compared to $5,639 for the same period in 2018, a decrease of $87 or 1.5%.

Net income (loss). As a result of the foregoing, we had a net income of $160,979 for the three months ended September 30, 2019, compared to a net loss $9,990 for the same period in 2018, a change of $170,969, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2019 and 2018

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	6,392,362	100%	5,960,046	100%
COST OF SERVICES
Cost of service income	(4,784,561)	(74.8%)	(4,608,706)	(77.3%)
GROSS PROFIT	1,607,801	25.2%	1,351,340	22.7%
Operating expenses:
General and administrative expenses	(1,144,774)	(17.9%)	(1,144,607)	(19.2%)
Foreign exchange loss	34,233	0.5%	(11,818)	(0.2%)
INCOME FROM OPERATIONS	497,260	7.8%	194,915	3.3%
OTHER INCOME (EXPENSES)	121,482	1.9%	78,576	1.3%
INCOME BEFORE PROVISION FOR INCOME TAXES	618,742	9.7%	273,491	4.6%
INCOME TAXES CREDIT	16,654	0.3%	12,796	0.2%
NET INCOME	635,396	10.0%	286,287	4.8%

Net revenues. Net revenues were $6,392,362 for the nine months ended September 30, 2019, as compared to $5,960,046 for the same period in 2018, an increase of $432,316 or 7.3%. This increase was primarily attributable to the increase in our revenues from i) sales of systems maintenance with revenues increasing from $3,897,606 for the nine months ended September 30, 2018 to $4,459,710 for the nine months ended September 30, 2019; offset by ii) sales of hardware and consumables with revenues decreasing from $1,887,295 for the nine months ended September 30, 2018 to $1,880,006 for the nine months ended September 30, 2019; and iii) sales of systems development and integration with revenue decreasing from $175,145 for the nine months ended September 30, 2018 to $52,646 for the nine months ended September 30, 2019.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $4,784,561 or 74.8% of net revenues, for the nine months ended September 30, 2019, as compared to $4,608,706 or 77.3% of net revenues, for the same period in 2018, an increase of $175,855 or 3.8%. The increase in cost of services was mainly attributable to the increase in our cost of technical staff, depreciation and overhead.

Gross profit. Gross profit for the nine months ended September 30, 2019 was $1,607,801 or 25.2% of net revenues, as compared to $1,351,340 or 22.7% of net revenues, for the same period in 2018, an increase of $256,461 or 19.0%. The increase of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services in this period, as compared with the same period of 2018.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $1,144,774 or 17.9% of net revenues, for the nine months ended September 30, 2019, as compared to $1,144,607 or 19.2% of net revenues, for the same period in 2018, an increase of $167 or 0.0%. The primary reason for the decrease was attributable to the increase in staff cost and other administrative cost.

Income from operations. As a result of the above, our income from operations totaled $497,260 for the nine months ended September 30, 2019, as compared to $194,915 for the same period in 2018, an increase of $302,345 or 155.1%.

Income tax credit. Income taxes credit totaled $16,654 during the nine months ended September 30, 2019, as compared to $12,796 for the same period in 2018, an increase of $3,858 or 30.2%.

Net income. As a result of the foregoing, we had a net income of $635,396 for the nine months ended September 30, 2019, compared to $286,287 for the same period in 2018, an increase of $349,109 or 121.9%, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $164,618. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Nine Months
	Ended September 30,
	2019	2018
	US$	US$
Net cash (used in) provided by operating activities	(565,102)	216,624
Net cash used in investing activities	(78,487)	(72,492)
Net cash used in financing activities	(7,165)	(79,755)
Effect of exchange rate changes on cash and cash equivalents	86,303	37,976
Net (decrease) increase in cash and cash equivalents	(564,451)	102,353
Cash and cash equivalents at the beginning of period	729,069	23,062
Cash and cash equivalents at the end of period	164,618	125,415

Operating Activities

Net cash used in operating activities was $565,102 for the nine months ended September 30, 2019, which was a change of $781,726 from net cash provided by operating activities $216,624 for the same period of 2018. The change in net cash (used in) provided by operating activities was mainly attributable to the following:

1)A change of Accounts receivable, Other receivables and prepayments, Amounts due from related parties, Accounts payable, and Deferred income decreased our operating cash balances by $171,190, $182,335, $191,635, $141,211 and $363,514 respectively; offset by;

2)Net income of $635,396 for the nine months ended September 30, 2019, compared to $286,287 for the same period in 2018.

Investing Activities

Net cash used in investing activities was $78,487 for the nine months ended September 30, 2019, which was an increase of $5,995 or 10.7% from $72,492 in the same period in 2018. The increase in net cash used in investing activities was attributable to cash used in the purchase of plant and equipment by $78,861; offset by interest received by $374, during the nine months ended September 30, 2019.

Financing Activities

Net cash used in financing activities was $7,165 for the nine months ended September 30, 2019, which was a decrease of $72,590 from $79,755 in the same period in 2018. The change in net cash provided by financing activities was attributable to the proceeds from non-controlling interests by $34,851; offset by repayment of bank loan by $1,926, repayment of loan from a director by $32,051 and interest paid by $8,039 during the nine months ended September 30, 2019.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2019:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2019 and 2018.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	23,426	8,053	52,646	175,145
- systems maintenance	1,519,903	1,158,624	4,459,710	3,897,606
- sales of hardware and consumables	522,313	676,917	1,880,006	1,887,295
	2,065,642	1,843,594	6,392,362	5,960,046

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

Quarter ended	September 30, 2019	September 30, 2018
RMB : USD exchange rate	6.9962	6.7731
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	50.2405	51.4137
three months average period ended

Quarter ended	September 30, 2019	September 30, 2018
RMB : USD exchange rate	6.8386	6.4798
nine months average period ended
HKD : USD exchange rate	7.800	7.800
nine months average period ended
PESO : USD exchange rate	51.0068	50.6620
nine months average period ended

Quarter ended	September 30, 2019	December 31, 2018
RMB : USD exchange rate	7.0957	6.8514
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	51.1475	51.4851

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

As previously reported in a Form 8-K Current Report filed with the Commission on July 9, 2019, as amended on August 26, 2019: on July 3, 2019 and in August 21, 2019, Company received an emailed letters from The OTC Markets Group (“OTC”) Compliance department notifying the Company of third party promotional activity for Company’s common stock and a corresponding increase in trading volume of that stock. Until receipt of the OTC Compliance letter of 3 July 2019, the Company was not aware of the third party promotional activity and corresponding increase in trading volume of Company common stock. The Company has no relationship with or control over the third party promotional activity for Company common stock or the sources of that promotional activity. The example of the third party promotional activity provided to the Company by the OTC Compliance department contained false and misleading statements and forecasts about the Company and its common stock. The investing public is urged to ignore the third party promotional activity and materials about the Company and its common stock and rely on the Company’s filings with Commission and public disclosures of the Company made on the OTC website. As of the date of the filing of this Form 10-Q Quarterly Report, the Company has not engaged any or authorized any third party to conduct promotional activity for the Company common stock. The Company issued two press releases disavowing the third party stock promotion, sent a cease and desist demand to the third party stock promoter and filed a complaint with the State of New Jersey against the third party stock promoter as well as noticing the Commission.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

November 13, 2019		/s/ Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director

November 13, 2019		/s/ Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer