Form 10-K
period 2019-12-31
Value Exchange International, Inc.
filed 2020-05-15
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Unit 02-03, 6/F. Block B,

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

Yes [X] No [   ]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Exchange on which registered
NONE	----	----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer (Do not check if a smaller reporting company)	[X]	Smaller reporting company
[ ]	Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[   ] No [X]

As of December 31, 2019, (the last business day of the registrant’s most recently completed fiscal year), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $712,803. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be “affiliates” of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 8, 2020, there were 29,656,130 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K

For the Year Ended December 31, 2019

Special Note Regarding Forward Looking Statements

As used below, “you” refers to any person reading this Annual Report on Form 10-K (“Form 10-K”), which Form 10-K contains forward-looking statements that are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “hopes,” “could,” “estimates,” “expects,” “intends,” “may,” “hopes,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions and variants thereof that are intended to identify forward-looking statements. Forward-looking statements reflect Value Exchange International, Inc.’s (also referred to as “Company,” “VEII,” “we,” “us” and “our”) current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

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

Certain numerical figures included in this Form 10-K may be subject to rounding adjustments. Accordingly, such numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-K. You should read this Form 10-K and the documents that we reference and filed as exhibits to the Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this Form 10-K to:

“We,” “us,” “our company,” “Company,” “our” and “VEII” refer to Value Exchange International, Inc., a Nevada corporation and the Reporting Company of this Form 10-K.

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

“SEC” or “Commission” means the U.S. Securities and Exchange Commission.

PART I

EXPLANATORY NOTE

Value Exchange International, Inc. (the “Company”) is filing this Form 10-K Annual Report after the March 30, 2020 deadline applicable to the Company for the filing of the Form 10-K in reliance on the 45-day extension provided by an order issued by the Securities and Exchange Commission (the “SEC”) pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Release Nos. 34-88318 dated March 4, 2020 and Release Nos. 34-88465 dated March 25, 2020) (the “Order”).

On March 30, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Form 10-K prior to the prescribed March 30, 2020 filing date because the Company’s operations and business have experienced significant disruptions due to the new coronavirus ("COVID-19") pandemic. Specifically, COVID-19 adversely impacted the ability of our TapServices, Inc. subsidiary ("TSI") personnel in Manila, Philippines to work with local auditors to timely complete the TSI annual audit for inclusion in our annual financial results. TSI and Company personnel are working remotely and are subject to travel restrictions imposed by government authorities or the company in question for the locations TSI’s and Company’s respective offices. As a result, the necessary and immediate access of records and information and ability of personnel to meet, work and travel in the conduct of the audit of TSI was adversely affected and caused a delay in preparation and completion of the TSI’s signed audit report for December 31, 2019 fiscal year end financial results.

Further, from late January 2020 until recently, the Company’s employees were asked to work remotely. As a result, the Company’s books and records were not easily accessible, resulting in delay in preparation and completion of its financial statements. The Company relied on the Order because it could not cope with the aforementioned challenges in finalizing the Form 10-K Annual Report by the prescribed filing date without incurring unreasonable effort or expenses.

By late December 2019, China advised the World Health Organization (“WHO”) that COVID-19 had arisen in Wuhan, China and spread throughout China. From China, COVID-19 has spread by March 2020 to almost all other parts of the developed world, including Hong Kong SAR and the Manila region of the Philippines. On January 30, 2020, WHO declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and then, on March 11, 2020, declared the COVID-19 outbreak as a “pandemic”.

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

Current Business Focus. We are a provider of customer-centric technology solutions for the retail industry in Hong Kong SAR and certain regions of China and Philippines. We intend to seek expansion of that territory to other parts of Southeast Asia. We have not made any significant progress in expanding our markets in fiscal year 2019 (excepting the operation of TapServices, Inc. in the Manilla, Philippines market). “New Developments” below discusses efforts to expand our markets.

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

Initial Business Focus. Our initial intended, primary business was to operate a credit card processing and merchant-acquiring services company that provide credit card clearing services to merchants and financial institutions in PRC. From inception, we strove unsuccessfully to create and establish a proposed Global Processing Platform concept to support the credit card processing services (“SinoPay GPP”). Specifically, the Company’s IP business was to be a provider of Internet Protocol (“IP”) processing services in Asia to bank card-accepting merchants (“IP Business”). We market our services to local merchants with regional retail locations in our existing markets of China, Hong Kong and Philippines while seeking business from retailers with market presence across Asia Pacific (as potential customers of their IP and related credit card and debit card processing systems). We offer interoperability through what is envisioned as a highly efficient infrastructure and perceived exceptional knowledge of the IP processing market through our SinoPay GPP platform. The SinoPay GPP system was designed to facilitate the processing of all major credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and will be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. The prior Company efforts to establish an IP Business failed despite years of effort.

With the acquisition of VEI CHN in 2014 shifted the primary business focus on our IT Business because IT Business provided a revenue generating business line and because of our strategic decision that IT Business presented a greater growth and profit potential than IP Business. Further, we believe that the SinoGPP system will require ongoing and potentially expensive marketing and sales effort due to the highly competitive market for Point Of Sale (“POS”) systems and longer sales cycle for POS systems than IT Business project and consulting sales.

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

Efforts to Establish a New E-Pay Platform. In 2019, Matthew Mecke, then a director of the Company, raised the proposal of forming a viable IP Business as a new subsidiary of Company, but, in light of the lack of access to affordable, adequate funding by the Company, funded by outside investors. Since the proposal would not require cash flow from the IT Business and would be an independently funded venture, the Company agreed in 2019 to consider the proposal for an independent development of a new IP Business.

The following describes efforts in 2019 and early 2020 to establish a new, modern e-payment platform through a new subsidiary, Koinon Technology Services, Inc., a U.S. Virgin Islands corporation and majority owned subsidiary of the Company, (“KTSI”) which effort was intended to create a viable IP Business that would be partially owned by the Company but funded by outside investors. With the resignation of Matthew Mecke as a director of the Company on February 18, 2020, the efforts to establish a new e-payment platform and an independent IP Business operated by KTSI has been suspended until the Company has an opportunity to re-evaluate the effort from a strategic standpoint, ascertain the availability of adequate, affordable funding to develop a new e-payment platform and determine if Mr. Mecke will continue any future efforts to establish an IP Business through KTSI. As of the date of the filing of this Form 10-K, the efforts to establish an independently funded subsidiary to develop an e-pay platform as the basis of a viable IP Business has not made any substantive progress beyond formation of KTSI, initial but unsuccessful efforts to obtain funding for KTSI and development of a basic strategic plan for KTSI. Company has suspended its efforts to develop a standalone IP Business in KTSI due to resignation of Matthew Mecke as a director of the Company and impact of Coronavirus/COVID-19 pandemic. Mr. Mecke was the key person in leading the effort to develop KTSI as a standalone IP Business. While Mr. Mecke may return to the effort to develop KTSI, his efforts in this regard is uncertain and any development of KTSI as a standalone IP Business will have to be funded by outside investors, not the Company.

Matthew Mecke, a director of the Company, proposed forming a joint venture with the Company to be operated as a majority owned subsidiary of the Company and to be funded by yet-to-be-identified third party investors to be located by Mr. Mecke. Mr. Mecke has formed a new company, being KTSI and incorporated in the U.S. Virgin Islands, as part of his proposal to operate the e-payment concept of SinoPay GPP as a subsidiary of the Company. KTSI’s incorporation and formation was completed as of January 24, 2019 by Mr. Mecke. The formation of KTSI was a condition to the Company considering Mr. Mecke’s proposal to commercially exploit the SinoPay GPP concept as a joint venture between the Company and KTSI. Mr. Mecke and Mr. Johan Pehrson, a director of the Company, are the initial directors of KTSI.

Mr. Mecke ~~has~~ proposed the joint venture effort based on KTSI operating as majority owned subsidiary of the Company, the Company transferring its rights to the SinoPay GPP concept and know-how to KTSI in exchange for Mr. Mecke undertaking the responsibility for funding KTSI’s effort through outside investors to develop a updated, modern e-commerce system based on the SinoPay GPP concept or a derivative IP Business platform. As of the filing date of this Form 10-K, neither KTSI nor Mr. Mecke has raised any funds or received any funding commitments for KTSI or any development effort for a new e-commerce system.

SinoPay GPP is an outdated technological concept in comparison to 2020 e-pay technology. The value of SinoPay GPP and its know how to KTSI and any IP Business would be limited to the understanding of the design and development of an e-pay platform and any internal know how in IP Business in the Company. Any KTSI e-pay platform would have to be based on 2020 e-pay technology to be competitive.

As of the date of the filing of this Form 10-K, it is uncertain if the Company will continue any effort to establish KTSI as a viable operating subsidiary in the IP Business or develop a new e-payment platform through KTSI. The SinoPay GPP concept of the Company is an outdated technological concept for IP Business of 2020. With the impact of the Coronavirus/COVID-19 pandemic in late 2019 and into 2020 in China and Hong Kong and in Philippines in 2020, the position of the Company in respect of developing any new IP Business is that the full attention and resources of the Company needs to be devoted to its revenue generating and primary business line, being the IT Business. Once the full impact of Coronavirus/COVID-19 pandemic on the Company IT Business and economies of China, Hong Kong and Philippines are better understood and have subsided, then the Company will re-evaluate the KTSI IP Business proposal and make a final determination on whether to pursue the proposal to pursue developing an IP Business operated by KTSI and based on a new e-pay platform to be developed by KTSI with outside investor funding. Company believes that protecting and maintaining the core IT Business is critical to maintaining the Company as a going concern and new business lines that do not support or promote the core business line would be ill advised until the impact of Coronavirus/COVID-19 has abated in the key markets for the IT Business.

Smart Baggage Tags. Through a cooperative effort with another company, Company has the ability to market a smart baggage tag that allows consumers to track the location of their baggage through a smart phone or device using the smart baggage tag and related application. In December 2018 and January 2019, Company made an in-person presentation to the airport authority for the Washington, D.C. region to sell the smart baggage tag in the airport authority’s airports. The effort has not produced a commitment by the airport authority for the Washington, D.C. region to allow the sale of the smart luggage tag in their airports. The smart baggage tag has not yet produced any significant revenues. Nonetheless, smart baggage device represents an effort by the Company to expand its markets and product line. The Company intends to solicit interest in the smart baggage tag in first half of 2019 from two to four targeted U.S. airport authorities for major metropolitan areas. It is uncertain if these efforts will occur or will, if undertaken, will result in any acceptance of Company proposal to allow the sale of the smart baggage tags in U.S. airports. The smart baggage tags can be sold by vending machine or from retail counters in the airport terminals. If sold at retail counters, the smart baggage tags would be sold by established vendors at the airport terminal.

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

VEI CHN is a holding company with two subsidiaries established in Hong Kong SAR, namely TAP Services (HK) Limited which was incorporated on August 25, 2003 and acquired by VEI CHN on September 25, 2008, and subsequently changed to its current name as Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 13, 2013, and Cucumbuy.com Limited (“CUCUMBUY”), which was incorporated on May 14, 2013 and disposed on May 21, 2018 with consideration of HK$1. VEI CHN also set up a Wholly-owned Foreign Enterprise (WOFE) in Shanghai, PRC, in September 2, 2008 in the name of Value Exchange Int’l (Shanghai) Limited (“VEI SHG”). In January 2017, VEI CHN acquired TapServices, Inc., a corporation organized under the laws of the Republic of the Philippines (the “TSI”). Prior to acquisition of TSI, the Company provided extensive consulting services to TSI and, from such relationship, the Company was familiar with TSI operations. In January 2019, VEI SHG completed the setup procedures of a wholly-owned subsidiary in Hunan, PRC, in the name of Value Exchange Int’l (Hunan) Limited (“VEI HN”)

Principal business of VEI and its Subsidiaries

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

We will evaluate the merits of this business and growth strategy from time to time and may elect in the future to continue to pursue an IP Business, IT Business or focus more on one segment than the other, including seek business opportunities in the applications of digital technology which can raise our customers’ competitive edge leading to increase in market share and profitability in their business sectors. Any change in business focus will be based on current economic conditions, competitive environment, our available cash and infrastructure resources, current customer demand trends and financial results of each segment of our post-Share Exchange business plan As of the date of the filing of this Form 10-K, we are pursuing our emphasis on IT Business in our core Hong Kong SAR and PRC market while also exploring expansion opportunities in adjacent Asia Pacific markets. Our ability to exploit adjacent market opportunities for expansion will be limited and governed by available, affordable funding and cash flow.

Marketing Efforts in U.S. AS disclosed under “New Developments” above, the Company has no North American generated revenues or operations. As reported in “New Developments” above: We have made an effort to pitch the Smart Tag to Washington, D.C. Airport Authority as a vending machine offering to consumers using the airports under that authority’s management. We have not received any commitment to sell our Smart Tag in airports managed by the Washington, D.C. Airport Authority Due to the impact of Coronavirus/COVID-19 on U.S. airplane travel, the Company will not actively pitch the smart luggage tag to U.S. airports until airplane travel resumes to prior levels, which will not occur until Coronavirus/COVID-19 pandemic ends or substantially subsides. Any marketing effort in the U.S. for Smart Tag will be conducted by agents of the Company.

As of the date of the filing of this Form 10-K, it is uncertain about the Smart Tag’s prospects in North America or any other new market.

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

In fiscal year 2019, VEI SHG realized $2,321,942 in gross revenues from the work under the Agreement.

CORPORATE STRUCTURE

Our corporate organizational chart, as of December 31, 2019, is as follows:

	Value Exchange International, Inc. - a Nevada Company

	100%	51%

	Value Exchange Int’l (China) Limited - a Hong Kong Company	Koinon Technology Services, Inc. - a US Virgin Islands Company

100%	100%	100%

Value Exchange Int’l (Shanghai) Limited - a PRC Company	Value Exchange Int’l (Hong Kong) Limited - a Hong Kong Company	TapServices, Inc. - a Philippines Company

51%

Value Exchange Int’l (Hunan) Limited - a PRC Company

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

The TSI SPA is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 25, 2017, and filed with the Commission on January 27, 2017. The foregoing summary of the TSI SPA is qualified in its entirety by reference to the actual TSI SPA.

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

We use strategic partnerships as another way of marketing and selling our IT Business. The operating subsidiaries will also cooperate with strategic partners in the local markets to secure and provide maintenance services to major retail customers and as a basis for attempting to expand our business in our markets. In fiscal year 2019, we had over 10 strategic partner arrangements engaged in providing our services to customers in our China/Hong Kong markets.

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

Preservation and growth of our business depends on maintaining sufficient, competent staff and attractive pricing.

Some of our competitors in our industry have substantially greater capital and technical resources than we have and, operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. Since they are affiliated with financial institutions or banks, these competitors do not incur the costs associated with being sponsored by a bank for registration with card networks and they can settle transactions quickly for their own merchants. We do not, however, currently contemplate pursuing an acquisition or strategic relationship with a financial institution in order to increase our competitiveness and such an acquisition or strategic relationship is not prominent in our current business and growth strategy. Our current operational focus is to improve the efficiency and profitability of existing IT Business. As of the date of the filing of this Form 10-K, VEII has not pursued or identified such a financial institution and there can be no assurance that we could consummate a merger or strategic relationship with any financial institution.

Cybersecurity and Security of Computer Networks

We maintain certain computer networks, computer systems and databases in connection with our business operations and services. We use readily available third party security programs to protect these systems and databases and we periodically review security measures. Any security system or program may be vulnerable to hacking or security breaches, especially since hacking and malicious programs are constantly evolving to overcome new security measures. Like any company’s computer and network systems and databases, our systems and databases could be vulnerable to security hacking or malicious programs. We may also be vulnerable to security leaks and violations by employees and contractors, which is a threat faced by all IT Business companies. We have not experienced any significant security breaches or problems as of the date of filing of this Form 10-K. VEII technical staff typically evaluates cybersecurity and security measures from time to time as new threats become known to us.

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

Insurance

Except the Company’s subsidiaries in (i) PRC are required to cover its employees with medical, retirement and unemployment insurance programs, and (ii) Hong Kong are required to cover its employees with labor insurance programs under the prevailing laws and regulations of the PRC and in Hong Kong, we do not maintain other insurance. Because we may not have sufficient insurance, if we are made a party to a liability legal action, we may not have sufficient funds to defend the litigation or may suffer another liability. If that occurs a judgment or liability that is not covered by any insurance or covered by available cash or funding, could cause us to cease or reduce operations. We did not experience any significant claims against our insurance in fiscal year 2019.

Government Regulation

We are not currently subject to direct Chinese, United States federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to our IT Business and the U.S. securities laws applicable to the Company. However, the Internet is increasingly popular and essential on a global basis. As a result, it is possible that a number of international and local laws and regulations may be adopted with respect to the Internet applications and transactions, including ones used in or serviced by our service. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Existing and future laws and regulations governing the privacy of end users or their customers’ information is or may become part of the regulatory burden of conducting our business lines. We do not provide our services in the U.S. as of the date of this Form 10-K, but the global nature of the Internet and e-commerce and financial transactions means that any company may become subject from time to time to U.S. or foreign laws on privacy, financial regulation, business regulation or tax law.

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

We are subject to the Foreign Corrupt Practice Act, or “FCPA,” and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. Our activities in Asia create the risk of unauthorized payments or offers of payments by consultants or agents of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and consultants, sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. The U.S. government may seek to hold our Company liable for successor liability for any FCPA violations committed by companies in which we invest or that we acquire.

Employees

We have more than 300 full time employees as of December 31, 2019, including officers of the Company and including employees and officers of VEI CHN and its subsidiaries. There is no labor dispute affecting our operations and Company believes it has good relationship with its work force.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. Any investor should carefully consider the risks described below, together with all of the other information included in this Form 10-K, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer or be undermined. In that case, the trading price of our common stock could decline, and any investor may lose all or part of the investor’s investment. You should read the section entitled “Special Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Annual Report on Form 10-K.

Risks Related to Our Business

Impact of Coronavirus/COVID-19. By late December 2019, China advised the World Health Organization (“WHO”) of a new strain of the coronavirus had arisen in Wuhan, China and spread throughout China. From China, Coronavirus/COVID-19 has spread by March 2020 to almost all other parts of the developed world, including Hong Kong SAR, the Philippines and the United States. On January 30, 2020, WHO declared the outbreak of Coronavirus/COVID-19 a “Public Health Emergency of International Concern,” and then, on March 11, 2020, declared the Coronavirus/COVID-19 outbreak as a “pandemic”.

Due to the outbreak and impact of the Coronavirus/COVID-19” on the conduct of the 31 December 2019 fiscal year end annual audit of TapServices, Inc. the Company filed a Form 8-K on March 30, 2020 with the SEC in order to obtain an extension to file this Form 10-K, which was originally due for filing with the SEC on March 30, 2020, under an order issued by the SEC on March 4, 2020 pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (SEC Release No. 34-88318) regarding exemptions granted to certain public companies affected by Coronavirus/COVID-19.

As of the date of the filing of this Form 10-K, it is uncertain what the full short-term and long-term impact of COVID-19 on the future business of the Company and the impact on the demand for IT services in the Company’s key markets of Hong Kong, China and Philippines. Due to the general economic disruption caused by Coronavirus/COVID-19 in China, Hong Kong and Philippines in the first calendar quarter of 2020, Company anticipates a possible downturn in demand for its IT Business services in 2020. The extent of that possible impact is uncertain as of the date of the filing of this Form 10-K, but the impact could be significant. The uncertainty of the impact of Coronavirus/COVID-19 on the Company and the economies of Company’s key markets is a significant risk factor for the Company.

While we have not experienced a significant loss of personnel from Coronavirus/Covid-19 as of the date of the filing of this Form 10-K, this pandemic, which may impact areas in waves and not in a single occurrence, may cause a shortage of qualified personnel. Adequacy of qualified staffing is key to maintenance and growth of our IT Business. While performing work by staffs in parts of the world outside of our key markets is a possible solution to any shortages of qualified staff in our key markets, we have not yet developed a contingency plan for remote personnel support of our IT Business.

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

If we do not maintain a stable, competent management team in our service, our company may fail or fail to achieve profitability. Our management team has been stable for fiscal year 2019. The age of our senior management members makes them especially vulnerable to the Coronavirus/COVID-19 pandemic. The Company is assessing possible key personnel to provide senior management in the event any of senior management members are incapacitated by Coronavirus/COVID-19 pandemic.

Our industry is highly competitive and if we are unable to compete successfully, our business will be harmed or fail.

The industry of our services in the IT Business is global as well as local and with numerous competitors in every market and region. Further, many customers have or may develop or acquire the capability to provide our services and products in house, especially with the development of software and other technologies that eliminate or reduce the need for customers to use outside services like our company. Moreover, we believe foreign competitors and competitors with operations or subcontractors in countries such as South Korea and India may become an increasing source of competition, due largely to their access to low-cost, high-skilled labor and low cost software and technological development resources. If we are unable to compete successfully against current or future competitors in the industry, our expected revenues, margins and market share could be adversely affected, any of which could significantly harm our business or even our survival. We do not possess the resources to withstand any sustained downturn in business or extensive competition aimed at our customer base.

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

Our successful pursuit of profitable business faces various risks and challenges, including:

•A lessing of the impact on Coronavirus/COVID-19 pandemic on China, Hong Kong and Philippines economies and mitigation of any possible loss of or shortage of qualified personnel due to illness from Coronavirus/COVID-19,

•the success of our business will be primarily dependent on customer acceptance of our services and products, which is extremely difficult to predict;

•achieving sustainable operating revenues sufficient to support our business;

•the business can be capital-intensive in terms of labor costs and our capacity to generate cash from our operations may be insufficient to meet our anticipated capital requirements, especially the capital needs of penetrating new markets and developing our services to meet customer demands;

•technological developments could render obsolete our technologies, services and products and undermine our services and products in the industry;

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

We have derived a significant portion of our revenue from a limited number of customers. For the year ended December 31, 2019, our revenue was concentrated in our largest customer that accounted for approximately 29.1% of annual revenues. As of December 31, 2019, $115,742 or 19.0% of our accounts receivable, was due from our largest customer. We do not have long term contractual arrangements or regular negotiation with most of these customers. The loss of one or more of these customers could damage our business, financial condition and results of operations. We are endeavoring but may not succeed expanding our customer base in order to reduce reliance on major customers.

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

ITEM 2. PROPERTIES.

We own no real property. Our company and subsidiary operations leases the following office spaces:

1)Unit 02-03, 6/F. Block B, Shatin Industrial Centre, 5-7 Yuen Shun Circuit, Shatin, N.T., Hong Kong

2)Room 04, 23/F, Newpoly Tower, No. 2 Zhong Shan Liu Road, Guangzhou, China 510180

3)Room 705, 7/F, Cai Wu Wei Jing Long Building, No. 139 Hong Bao Road, Luo Hu District, Shen Zhen, China 518001

4)Room 201, Block A7, No. 700 Yi Shan Road, Xuhui District, Shanghai, China 200233

5)Room 1107, 2/F, No.15 West Majiapu Road, Fengtai District, Beijing, China 100068

6)Unit 1702-1703 Robinsons Equitable Tower, ADB Avenue cor. P. Poveda Rd., Ortigas, Pasig City, Philippines 1605

7)Room T1-806, Greenland Center, No. 319, Section 1, Furong Middle Road, Kaifu District, Changsha, China

We believe that the above space is sufficient for our current operations. We paid $378,960 in aggregate lease payments in fiscal year 2019 for the above spaces.

ITEM 3. LEGAL PROCEEDINGS

Except as disclosed in this Form 10-K, and as of the filing of this Form 10-K, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

Holders

As of December 31, 2019, there were approximately 76 stockholders of record of our Common Stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Dividend Policy

We have not paid any cash dividends on our Common Stock for the years ended December 31, 2019 and 2018. While we have declared and paid dividends in the past, and we intend to do so in the future, our financial condition may require us to retain future earnings for overhead and business development costs. As such, investors should not invest in our Common Stock on the assumption that it will pay a regular or periodic dividend.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2019 that went undisclosed in a quarterly report on Form 10-K, Form 10-Q or a current report on Form 8-K that was filed during the period.

The recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to any resale or distribution thereof and appropriate legends were affixed to the share certificates as “Restricted Stock” under Rule 144 of the Securities Act.

Purchases of Equity Securities

No repurchases of our Common Stock were made during the fiscal year 2019.

ITEM 6. FINANCIAL DATA.

Not Applicable. The Company, as a “smaller reporting company” (as defined by 17 C.F.R. §229.10(f) (1)), is not required to provide the information required by this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

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

As of the date of this Form 10-K, we still have not sold or implemented any IP Business to any customer. Our current focus is on growing the IT Business because of our judgment that IT Business presents a more promising segment for growing our revenues and attaining sustained profitability. Until the Coronavirus/COVID-19 pandemic abates in our key markets and until we have sufficient funds or revenues to aggressively develop, market and sell IP Business products and services, we have suspended efforts to develop a new IP Business through KTSI or otherwise, excepting IP Business that is integral or a component of our existing IT Business. Since we are focused on the retail sector, the offering of IT Business with an IP Business complementary offering makes sense in terms of fully leveraging all of our capabilities. Eventually, and assuming we are able to revive our interest in developing a viable IP Business, our hope is that the dual business lines may prove complementary in that each may lead to business opportunities for the other. IT Business and IP Business are presented as separate customer offerings and we made no progress in integrating IT Business and IP Business beyond offering them as menu of available services and products. Under current circumstances in the key markets for our IT Business, we do not view the standalone IP Business as essential to our future operations~~.~~

One factor affecting any future development of a standalone IP Business is that POS customers tend to be sensitive to whether a POS provider is a long term provider of systems, services and maintenance. In light of our lack of any presence or financial performance in the IP Business, and the public availability of our financial information, as well as our lack of a prominent brand presence in our markets, we will probably have to significantly improve our financial and business performance to reassure prospective IP Business customers of our staying power as a provider of POS products, systems, and services and to fund the sort of sustained marketing and sales campaigns to increase the end users’ awareness of IP Business brand and capabilities. Such campaigns have been beyond our financial wherewithal and may not be possible in fiscal year 2020.

Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry. A general trend affecting our IT Business is the trend of increasing competition for skilled labor. With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets. We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail. We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2018 or 2019.

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

IT Business is often affected by general economic conditions in our markets and any decline in those conditions could adversely impact our business and financial performance. During periods of economic growth, customers general spend more for IT Business products and services. During periods of economic contraction or uncertainty, such spending generally decreases or is deferred. As such, the prospective business for our IT Business is generally greater during periods of economic growth or stability in Hong Kong or China and decreases during periods of economic decline or uncertainty in Hong Kong and China. In our global economy, and with PRC being still a principal export economy, adverse economic conditions globally or in other regions can adversely impact economic conditions in Hong Kong SAR and PRC. PRC has experienced a less dynamic growth in gross national product in the past year and this may reduce the willingness of customers to spend on IT Business The impact of Coronavirus/COVID-19 pandemic in late 2019 and into 2020 has introduced a risk factor that cannot be fully evaluated as of the date of the filing of this Form 10-K due to a number of uncertainties about reoccurrence of the pandemic in the near future in our key markets and the time frame for developing a vaccine and viral remedial medicines that will allow the economies in our key markets to return to normal state of operation and function. The assumption by Company is that Coronavirus/COVID-19 pandemic will depress performance of Company operations in 2020 and possibly into 2021.

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing. We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2018 or fiscal year 2019, but we perceive that the expansion of cloud computing could allow foreign customers to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core market. We may find it more difficult to compete for IT Business in Hong Kong and China if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems. The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets.

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

In order for us to attain sustained success in the near term, we must continue to maintain and grow our customer base, provide high-quality service and satisfaction to our existing clients. In the current economic environment, we must provide our customers with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced a more demand for our IT Business products and services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins in fiscal year 2019 or over the longer term.

The increasing need for cybersecurity products and technologies may be a future weakness of our business plan. We do not have a current cybersecurity product and service line beyond consultants engaged to provide cybersecurity services. Cybersecurity companies may have an advantage over our business model in the future in that cybersecurity companies could leverage their cybersecurity offerings to also sell IT Business services and products that compete with our IT Business products and services. While we may explore enhanced cybersecurity offerings, but we have not identified or commenced launch of any new cybersecurity products as of the date of the filing of this Form 10-K.

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

During January 2017, VEI CHN acquired 100% common stock of TapServices, Inc. (“TSI”) for total consideration being $202,636. TSI is a limited liability corporation organized under the laws of the Philippines on March 24, 2009. TSI operations have been managed by Mr. Benny Lee, a director of VEI SHG. TSI commenced revenue generating operations in 2010 and focused on software and computer hardware maintenance on point of sale or “POS” systems for local Manila, Philippines businesses. TSI business model in 2018 and 2019 has been to engage in the business of providing information, data, and communications technology services, to supply and deal in all related products, including computer hardware, software and application products, and to own, design, install, maintain, operate, integrate, sell, lease or otherwise deal in such systems, facilities, gateways, equipment, devices and POS terminals in the retail business. TSI’s business line is essentially similar to the business line of VEI CHN Group in information technology and computer system consulting services and related products’ sales. The customer base of TSI includes Robinson Retails Group (“RRG”), Ministop Convenience Stores, and Watson’s Personal Health and Care (Phil.) Inc. in the Philippines. In 2019, TSI achieved of $1.3 million in gross revenues. TSI customarily combines maintenance contracts with hardware sales. TSI geographical market is the greater Manila, Philippines region and adjacent areas.

Throughout fiscal year 2019, we are focusing and will focus its business in IT Business, and seek to expand its services to commercial customers in PRC and Asia Pacific Region. This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer order in our core markets of Hong Kong SAR and China than the IP Business as a standalone business based on a new e-pay platform. This judgment was a factor in deciding to pursue the new strategic focus described in “New Development” section of this Form 10-K.

Any expansion is subject to and limited by our then current funding and cash flow, commitment of our manpower, ability to handle additional work and availability of sufficient strategic partner or contractor assistance. Beyond a possible, future $25,000 loan from the Company, the Company does not intend to fund KTSI or guarantee any debt funding by KTSI, and, if there is a renewal of efforts to fund KTSI from outside sources, KTSI will have to independently raise its working capital. Due to resignation of Matthew Mecke as a director of the Company and the impact of the Coronavirus/COVID-19 pandemic, efforts to independently fund KTSI and commence development of a new e-pay platform and standalone IP Business have been suspended.

Financial Performance Highlights

The following are some financial highlights for the 2019:

•Net revenue: Our net revenues were $8,309,129 for the year ended December 31, 2019, as compared to $7,973,031 for the year ended December 31, 2018, an increase of $336,098 or 4.2%.

•Gross profit: Gross profit for the year ended December 31, 2019 was $1,766,722 or 21.3% of net revenues, as compared to $1,428,023 or 17.9% of net revenues, for the year ended December 31, 2018, an increase of $338,699 or 23.7%.

•Loss from operations: Our loss from operations totaled $119,313 for the year ended December 31, 2019, as compared to $11,670 for year ended December 31, 2018, an increase of $107,643 or 922.4%. The increase was mainly attributable to the increase in our gross profit offset by increase in operating expenses.

•Net income: Our net income of $53,435 for the year ended December 31, 2019, compared to $205,158 for the year ended December 31, 2018, a decrease of $151,723 or 74.0%.

•Basic and diluted net income per share was $0.00 for the year ended December 31, 2019.

Results of Operations

Year Ended December 31, 2019 compared to the year ended December 31, 2018

The following table summarizes the results of our operations during the years ended December 31, 2019 and 2018 and provides information regarding the dollar and percentage increase or (decrease) from the 2018 year to the 2019 year.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2019 and 2018

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	2019	2018	Change
	US$	US$	US$	%
NET REVENUES
Service income	8,309,129	7,973,031	336,098	4.2
COST OF SERVICES
Cost of service income	(6,542,407)	(6,545,008)	2,601	0.0
GROSS PROFIT	1,766,722	1,428,023	338,699	23.7
Operating expenses:
General and administrative expenses	(1,894,419)	(1,481,242)	(413,177)	27.9
Foreign exchange gain (loss)	8,384	41,549	(33,165)	(79.8)
LOSS FROM OPERATIONS	(119,313)	(11,670)	(107,643)	922.4
OTHER INCOME (EXPENSES)	184,164	206,207	(22,043)	(10.7)
INCOME BEFORE PROVISION FOR INCOME TAXES	64,851	194,537	(129,686)	(66.7)
INCOME TAXES (EXPENSES) CREDIT	(11,416)	10,621	22,037	207.5
NET INCOME	53,435	205,158	(151,723)	(74.0)

Net revenues. Net revenues were $8,309,129 for the year ended December 31, 2019, as compared to $7,973,031 for the fiscal year ended December 31, 2018, an increase of $336,098 or 4.2%. This increase was primarily attributable to the increase in our revenue from 1) systems maintenance with revenue increasing from $5,006,680 for the year ended December 31, 2018 to $5,856,729 for the year ended December 31, 2019; offset by the decrease in our revenue from 2) sales of hardware and consumables with revenue increasing from $2,730,633 for the year ended December 31, 2018 to $2,380,338 for the year ended December 31, 2019, and 3) systems development and integration with revenue decreasing from $235,718 for the year ended December 31, 2018 to $72,062 for the year ended December 31, 2019.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff and general overhead. Our cost of services increased to $6,542,407 or 78.7% of net revenues, for the year ended December 31, 2019, as compared to $6,545,008 or 82.1% of net revenues, for the year ended December 31, 2018, an increase of $2,601 or 0.04%. The increase in cost of services was mainly attributable to the increase in our cost of technical staff, since we are expanding our technical team for the growing demand of our service.

Gross profit. Gross profit for the year ended December 31, 2019 was $1,766,722 or 21.3% of net revenues, as compared to $1,428,023 or 17.9% of net revenues, for the year ended December 31, 2018. The decrease of gross profit was largely due to increase in net revenues; and off-set by increase in cost of services in 2019, as compared with 2018.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses slightly increased to $1,894,419 or 22.8% of net revenues, for the year ended December 31, 2019, as compared to $1,481,242 or 18.6% of net revenues, for the year ended December 31, 2018, an increase of $413,177 or 27.9%. The primary reason for the increase was attributable to an increase in staff cost, consultancy and professional fee since we incurred more in these area in 2019, as compared with 2018.

Loss from operations. As a result of the above analysis, our loss from operations totaled $119,313 for the year ended December 31, 2019, as compared to $11,670 for year ended December 31, 2018, an increase of $107,643 or 922.4%. The change was mainly attributable to the increase in operating expenses; and off-set by an increase in our gross profit.

Income taxes. The Company is subject to United States federal income tax at a tax rate of 21% in 2019 (2018: 35%) on any revenues subject to U.S. taxation. No provision for income taxes in the United States has been made as the Company had no U.S. source income taxable in the United States for the fiscal years ended December 31, 2019 and 2018.

VEI CHN, VEI HKG and CUCUMBUY were formed in Hong Kong and subject to Hong Kong income tax at a tax rate of 16.5% for the year ended December 31, 2019. TSI was formed in Philippines and subject to an income tax rate of 30% for the year ended December 31, 2019. Our VEI SHG and VEI HN was formed in China and subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the “New EIT Law,” and its implementing regulations, both of which became effective on January 1, 2008. VEI SHG subject to an income tax rate of 25% for the year ended December 31, 2019.

Income taxes expenses amounted to $11,416 or 0.1% of net revenues for the year ended December 31, 2019, as compared to Income taxes credit $10,621 or 0.1% of net revenues for the year ended December 31, 2018. The increase was primarily attributable to the utilization of tax loss brought forward and recognition of deferred tax asset attributable for tax loss for the year ended December 31, 2019.

Net income. As a result of the foregoing, we had a net income of $53,435 for the year ended December 31, 2019, compared to net income $205,158 for the year ended December 31, 2018, as a result of the factors described above concerning higher revenue, operating expenses and other income.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $234,089. The following table provides detailed information about our net cash flow for all financial years presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Year Ended
	December 31,
	2019	2018
	US$	US$
Net cash (used in) provided by operating activities	(505,764)	1,010,669
Net cash used in investing activities	(89,241)	(208,921)
Net cash provided by (used in) financing activities	17,892	(87,999)
Effect of exchange rate changes on cash and cash equivalents	82,133	(7,742)
Net (decrease) increase in cash and cash equivalents	(494,980)	706,007
Cash and cash equivalents at the beginning of year	729,069	23,062
Cash and cash equivalents at the end of year	234,089	729,069

Operating Activities

Net cash used in operating activities was $505,764 for the year ended December 31, 2019, which was a change of $1,516,433 from net cash provided by operating activities of $1,010,669 for the year ended December 31, 2018. The change was primarily attributable to the following:

1)Net income of $53,435 for the year ended December 31, 2019, compared to $205,158 for the year ended December 31, 2018; and

2)A change of Accounts receivable, Other receivables, deposit and prepayments, Deferred income and Accounts payable decreased our operating cash balances by $580,621, $273,214, $687,066 and $224,782 respectively; offset by

3)A change of Amounts due from related parties increased our operating cash balances by $369,028.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

Obligations	Total Due	Due in Less than 1 year	Due in 1-3 Years	Due in 4-5 years	Due in more than 5 years
Operating lease obligations, including imputed interest	881,270	367,668	513,601	-	-

Investing Activities

Net cash used in investing activities decreased to $89,241 in the year ended December 31, 2019, which was a decrease of $119,680 or 57.3% from $208,921 for the year ended December 31, 2018. The decrease in net cash used in investing activities was attributable to the purchase of plant and equipment by $89,746; offset by cash provided by the Interest received by $505 for the year ended December 31, 2019.

Financing Activities

Net cash provided by financing activities was $17,892 in the year ended December 31, 2019, which was a change of $105,891 from Net cash used in financing activities $87,999 for the year ended December 31, 2018. The change was attributable to the repayment of bank loan, interest paid and loan from a director amounts to $1,926, $8,039 and $32,051 respectively; offset by cash provided by Proceeds from non-controlling interests and Process of bank loan and Principal payments on finance leases amounts to $34,851, $13,686 and $11,371 respectively for the year ended December 31, 2019.

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

On February 16, 2018, VEI SHG signed a January 24, 2018 stores equipment support agreement (“Agreement”) with the largest health care and beauty retailer (“Retailer”) in People’s Republic of China (“China”). Under the Agreement, the Retailer has contracted for site and preventive maintenance and support for computer and point of sale systems (“Systems”) as well as new store and store renovation install and migration services for Systems from the VEI SHG. The Agreement is non-exclusive, covers Retailer’s stores in the northern and eastern region of China and runs through December 2019. Gross revenue and net profit potential, if any, as well as the full extent of services by VEI SHG under the Agreement are uncertain at this time due to lack of sufficient operational experience as a service provider under the Agreement. The Agreement may require the Company to seek additional equity and/or debt funding to provide the capital needed to staff and purchase product under the Agreement. The amount and availability of such funding is not certain as of the date of this Form 10-K Adequate and affordable funding, required by, if any, the Agreement is essential to the ability of VEI SHG to perform its obligations under the Agreement. While the Company does not currently anticipate any problems in obtaining the necessary funding, if any is required, and has not experienced in funding this contract in fiscal year 2019, the Company makes no assurances about its ability to timely, affordably obtain the necessary funding for the Agreement.

During fiscal year 2019, VEI SHG had $2,321,942 in gross revenues from the work under the Agreement.

Since part of the Company’s strategic plan is to seek to expand its revenue generating operations by expanding into new markets and/or acquiring new businesses, as well as developing new services and products, all of which shall be as permitted by the limited resources of the Company and available, affordable funding, the Company may require funding in the future for such expansion. The ability of the Company to fund such expansion is not certain and the impact of any such funding on the Company’s liabilities and cash flow is uncertain until an expansion opportunity is identified and pursued. Expansion efforts of the Company, which the Company views as critical to sustained profitability, may be undermined by the Company’s limited cash flow from operations and from the lack of affordable, adequate funding from outside sources. The ability of the Company to raise funding is also severely hampered by its penny stock status and lack of an active public stock market in its Common Stock. The Coronavirus/COVID-19 pandemic will probably reduce the amount of traditional private working capital funding sources and further hamper funding of any growth initiatives of the Company. That said, governmental authorities may offer business funding and grants to compensate for Coronavirus/COVID-19 pandemic’s impact on business, but the extent of any government funding and the ability of the Company to receive that financial assistance is uncertain as of the date of the filing of this Form 10-K.

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

Consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) (i.e. the Company) but as a continuation of the financial statements of the legal subsidiary (accounting acquirer) (i.e. VEI CHN), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).

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

5.TapServices, Inc., a wholly-owned subsidiary of the Company incorporated under the laws of the Republic of the Philippines as a private company on March 24, 2009 and acquired by VEI CHN on January 23, 2017; and

6.Value Exchange Int’l (Hunan) Limited, a 51% subsidiary of the Company incorporated in Hunan as a private company on November 15, 2018.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2019:

	Place of incorporation	Ownership percentage
		2019	2018
Value Exchange International, Inc.	USA	Parent Company	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	100%
TapServices, Inc.	Philippines	100%	-
Value Exchange Int’l (Hunan) Limited	PRC	51%	-
Koinon Technology Services, Inc.	USA Virgin Islands	51%	-

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

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2019 and 2018, there was no allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2019 and 2018.

	2019	2018
	US$	US$
NET REVENUES
Service income
- systems development and integration	72,062	235,718
- systems maintenance	5,856,729	5,006,680
- sales of hardware and consumables	2,380,338	2,730,633
	8,309,129	7,973,031

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

Year ended	December 31, 2019	December 31, 2018
RMB : USD exchange rate	6.8829	6.5797
Average period ended
HKD : USD exchange rate	7.800	7.800
Average period ended
PESO : USD exchange rate	51.0424	51.1725
Average period ended

Year ended	December 31, 2019	December 31, 2018
RMB : USD exchange rate	6.9799	6.8505
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	51.1475	51.4851

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2019 and 2018 begins on page F-1 of this Form 10-K.

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

ZHEN HUI’s report on the financial statements for the fiscal year ended December 31, 2019, 2018 and 2017, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting.

During the fiscal year ended December 31, 2019, (i) there were no disagreements with ZHEN HUI on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of ZHEN HUI , would have caused ZHEN HUI to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2019, and as of the date that the evaluation was completed, our disclosure controls and procedures were effective.

The Coronavirus/COVID-19 pandemic impact on TSI staff and audit personnel in Manila area of the Philippines was sufficient to force the Company to rely on Commission’s order allowing delayed filing of this Form 10-K. Coronavirus/COVID-19 pandemic may adversely impact Company controls and procedures by striking key personnel of Company and its auditor. The Company cannot predict the impact of Coronavirus/COVID-19 on Company controls and procedures as of the date of the filing of this Form 10-K with the SEC.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2019, our internal control over financial reporting is deemed effective.

Changes in Internal Controls over Financial Reporting

Except as noted herein, there have been no further changes in our internal controls over financial reporting during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

Coronavirus/COVID-19 pandemic has introduced a risk factor that may necessitate changes in internmal controls over financial reporting. The Company has not implemented or developed a pandemic plan for adjusting internal controls over financial reporting, but the Audit Committee will study and discuss the issue with Company’s public auditors and may develop a pandemnic plan for adjusting financial controls.

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

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be in an Form 10-K during the year covered by this Form 10-K, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company has adopted a code of ethics that applies to the Company’s directors, officers and employees, including the Chief Executive Officer and the Chief Financial Officer and any other persons performing similar functions. The text of our code of ethics, “Code of Ethics,” has been posted on our website at https://www.value-exch.com. The Company will provide a copy of the code of ethics without charge upon request to Corporate Secretary, Value Exchange International, Inc., Unit 02-03, 6/F. Block B, Shatin Industrial Centre, 5-7 Yuen Shun Circuit, Shatin, N.T., Hong Kong SAR. Contents of URL’s referenced in this Form 10-K are not incorporated in this Form 10-K.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our executive officers, directors and significant employees and their ages and titles as of the date of the filing of this Form 10-K.

Name	Age	Position with the Company	Director Since
Kenneth Tan	55	Chief Executive Officer, President and Director	08/26/13
Bella Tsang	55	Secretary, Treasurer, Principal financial officer and Director	08/26/13
Johan Pehrson	62	Director	07/07/14
Edmund Yeung	50	Director	06/25/15
Calinda Lee	52	Director	02/21/20
Channing Au	41	Chief Financial Officer and Treasurer	Not applicable

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

Calinda Lee joined the Company in 2018 as Group Chief Executive Officer of Company’s operating subsidiaries. She is now in charge of the overall operations and financial management of the Group. Prior to the joining the Company, she worked in a manufacturing company for over 6 years in the position of chief operating officer. Before that, she worked for TAP Investments Group Limited companies (“TAP Group”) for over 15 years before they were acquired by the Company. She held various management positions in TAP Group and possesses over 20 years of experience in the IT industry with in-depth knowledge in Frontend and Backend Retail Solution. Before joining the Company and the TAP Group, she started her career in International/Local certified public accounting firms in the aspect of Auditing, Company Secretarial and Taxation Consultancy. She holds an MBA in Finance and she is an associate member of CPA Australia, a professional association.

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

Former Directors. Matthew Mecke resigned as a director of the Company on February 18, 2020. Mr. Mecke also resigned from the Audit Committee on the same date. His profile is below.

Matthew Mecke, Age 50. Prior to his appointment as Chairman and Chief Executive Officer of VEII, Matthew Mecke was a member of the board of directors of Sino Fibre Communications, Inc. (OTCBB: SFBE) based in China and Hong Kong starting in January 2006. Mr. Mecke also served as president, principal executive officer of Sino Fibre Communications from January 2006 to October 2007 and as chairman of board of directors from January 2006 to December 2007. From October 2003 to January 2006, Mr. Mecke was a founder, vice chairman, president, and Chief Executive Officer of Asia Payment Systems (OTCBB: APYM). From October 1998 to July 1999, Mr. Mecke was a co-founder and served as Senior Vice President, Systems and Product Development for First Ecom.com (NASD: FECC), an international e-commerce payment gateway pioneer based in Hong Kong which linked e-commerce merchants with offshore back-end transaction processing systems. From April 1994 to July 1998, Mr. Mecke was an employee of First Data Corp. (formerly NYSE: FDC) in the United States and Hong Kong. Mr. Mecke was responsible for middle management of retail card system operations. In the late 1990’s, Mr. Mecke was a management executive of First Data Asia in Hong Kong, where his responsibilities included strategic planning, new business development, e-commerce applications and pricing. On August 26, 2013, Mr. Mecke resigned his position as Chief Executive Officer and President of the Company, which resignation did not involve any dispute with the Company. On February 17, 2020, Mr. Mecke resigned from the Board of Directors of the Company effective February 18, 2020.

Audit Committee and Other Board Committees. The VEII Board of Directors had no nominating or compensation committee in fiscal year 2019. The Company relies on the Board of Directors to perform the functions typically performed by a compensation and nominating committee. The VEII Board of Directors established an Audit Committee on October 29, 2015 and appointed the following as the Audit Committee’s initial members: Matthew Mecke, Johan Pehrson and Edmund Yeung. As of the date of the filing of this Form 10-K with the SEC, the Audit Committee member is Johan Pehrson. Company is seeking an independent, qualified director to serve on the Audit Committee, but has not identified a suitable, willing candidate as of the date of the filing of this Form 10-K.

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

The Company’s Board of Directors intends to conduct a bench marking analysis of the following companies in April 2019 as part of determining appropriate compensation for members of Company management. Companies to be used in that benchmarking are: (1) PCM, Inc.; (2) JetPay Corporation (based on 2019 information); (3) USA Technologies, Inc.; (4) Purebase Corporation; and (5) Net Element, Inc.

Company has not conducted a 2020 benchmarking.

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

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence - Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Stockholder Communication with the Board of Directors

Stockholders may communicate with the Board of Directors of VEII by sending a letter to our Board of Directors, c/o Corporate Secretary, Unit 02-03, 6/F. Block B, Shatin Industrial Centre, 5-7 Yuen Shun Circuit, Shatin, N.T., Hong Kong (for submission to the board or committee or to any specific director to whom the correspondence is directed.) Stockholders communicating through this means should include with the correspondence evidence, such as documentation from a brokerage firm, that the sender is a current record or beneficial stockholder of the Company. All communications received as set forth above will be opened by the Corporate Secretary or his designee for the sole purpose of determining whether the contents contain a message to one or more of our directors.

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

All audit and audit-related services performed by our principal accountant during the fiscal year ended December 31, 2019 were approved by our audit committee.

Code of Ethics

We have adopted a written code of ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, or persons performing similar functions, a copy of which is attached as Exhibit 14 to the Quarterly Report on Form 10-Q as filed with the SEC on July 20, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended, December 31, 2019, 2018 and 2017. No other executive officer received compensation greater than $100,000 during any fiscal year.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Tan (1)	2019	76,084	-0-	-0-	-0-	-0-	-0-	-0-	76,084
	2018	33,333	-0-	-0-	-0-	-0-	-0-	-0-	33,333
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Bella Tsang (2)	2019	46,154	-0-	-0-	-0-	-0-	-0-	-0-	46,154
	2018	46,154	-0-	-0-	-0-	-0-	-0-	-0-	46,154
	2017	48,462	-0-	-0-	-0-	-0-	-0-	-0-	48,462

Channing Au (3)	2019	46,154	-0-	-0-	-0-	-0-	-0-	-0-	46,154
	2018	46,154	-0-	-0-	-0-	-0-	-0-	-0-	46,154
	2017	42,308	-0-	-0-	-0-	-0-	-0-	-0-	42,308

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or non-exercisable options, as of the years ended December 31, 2019.

Long-Term Incentive Plans

There are no arrangements or plans currently used and in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Director Compensation

None of the directors received compensation for director services during the fiscal year ending December 31, 2019.

Pension Benefits

No named executive officers received or held pension benefits and the Company does not maintain a pension benefit plan during the fiscal year ended December 31, 2019.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of the fiscal year ended December 31, 2019 (i) by each of our directors; (ii) by each of our named executive officers; (iii) by all of our executive officers and directors as a group; and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of May 10, 2020, there were 29,656,130 shares of our common stock outstanding:

		December 31, 2019
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Matthew Mecke (3) Unit T25, GF Bangkok Bank Building 18 Bonham Strand West Sheung Wan, Hong Kong	Common	-	-
Kenneth Tan (4) Block A1 35h Fl The Beverly Hills 6 Broadwood Hong Kong	Common	3,063,725	10.33%
Bella Tsang (5) Unit 02-03, 6/F. Block B, Shatin Industrial Centre, 5-7 Yuen Shun Circuit, Shatin, N.T., Hong Kong	Common	6,905,461	23.29%
Johan Pehrson (6) 3 Westerbergs Gata Halmstad, Sweden 30226	Common	277,101	0.93%
Edmund Yeung (7) Flat C, 7/F Phase I Kingsford Ind. Bldg 26-32 Kwai Hei St Kwai Chun, N.T. Hong Kong	Common	2,024,400	6.83%
Calinda Lee Unit 02-03, 6/F. Block B, Shatin Industrial Centre, 5-7 Yuen Shun Circuit, Shatin, N.T., Hong Kong	Common	-	-
Channing Au (8) Unit 02-03, 6/F. Block B, Shatin Industrial Centre, 5-7 Yuen Shun Circuit, Shatin, N.T., Hong Kong	Common	-	-
All Officers and Directors as a Group	Common	12,270,687	41.38%

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

(2)Based on 29,656,130 issued and outstanding shares of VEII Common Stock as of December 31, 2019.

(3)Matthew Mecke was a Director of the Company. He resigned from the Board of Directors of the Company effective February 18, 2020. His beneficial ownership includes 0 common shares as of December 31, 2019.

(4)Kenneth Tan is the Company's Chief Executive Officer, President and a Director. His beneficial ownership includes 3,063,725 common shares as of December 31, 2019.

(5)Bella Tsang is the Company's Secretary, and a Director of the Company. Her beneficial ownership includes 6,905,461 common shares as of December 31, 2019.

(6)Johan Pehrson is a Director of the Company appointed on July 7, 2014. His beneficial ownership includes 277,101 common shares as of December 31, 2019.

(7)Edmund Yeung is a Director of the Company appointed on June 25, 2015. His beneficial ownership includes 2,024,400 common shares as of December 31, 2019.

(8)Calinda Lee is a Director of the Company and was appointed on February 21, 2020. Her beneficial ownership includes 0 common shares as of December 31, 2019.

(9)Channing Au is the Company's Chief Financial Officer and Treasurer appointed on November 5, 2015. His beneficial ownership includes 0 common shares as of December 31, 2019.

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

Director Independence

For purposes of determining director independence in fiscal year 2019, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). Mr. Matthew Mecke, Mr. Johan Pehrson and Mr. Edmund Yeung are deemed independent directors (as defined under in NASDAQ Rule 5605(a)(2)) by the Company. If the joint venture with KTSI is consummated, then Mr. Mecke and Mr. Pehrson would cease to be independent directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Audit Fees	$46,000	$46,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$46,000	$46,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by ZHEN HUI Certified Public Accountants for our financial statements as of and for the year ended December 31, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

ITEM 16. FORM 10-K SUMMARY. NONE.

Exhibit List

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

Exhibit Number	Exhibit Title
3.1.	Certificate of Amendment to the Articles of Incorporation of Value Exchange International, Inc., dated Sept. 8, 2016. (1)

10.1	Stock Purchase Agreement, dated 23 January 2017, by and among Value Exchange International, Inc., Value Exchange International (China) Ltd., TapServices, Inc., and the sole shareholder of TSI. (2)

14**	Code of Ethics, dated April 16, 2018

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith

**	Filed with the SEC on July 20, 2009 as Ex. 14.1 to Value Exchange International, Inc.’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2009.

(1)	Incorporated by reference to Exhibit One to the Information Statement, dated October 18, 2016, and filed by Value Exchange International, Inc. with the Commission on October 25, 2016.

(2)

Incorporated by reference to Exhibit 2.1 to the Form 8-K, dated January 25, 2017, filed by Value Exchange International, Inc. with the Commission on January 27, 2017.

The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VALUE EXCHANGE INTERNATIONAL, INC.

Dated: May 14, 2020

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

Signature	Title	Date

/s/ Kenneth Tan	President, Chief Executive Officer, and Director	14-May-20
(Principal Executive Officer)

/s/ Channing Au	Chief Financial Officer and Treasurer	14-May-20
(Principal financial and accounting officer)

/s/ Bella Tsang	Director and Secretary	14-May-20

/s/ Calinda Lee	Director	14-May-20

/s/ Johan Pehrson	Director	14-May-20

/s/ Edmund Yeung	Director	14-May-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The board of directors and stockholders of

VALUE EXCHANGE INTERNATIONAL, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Value Exchange International, Inc. (“the Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the two years ended December 31, 2019 and 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ Zhen Hui Certified Public Accountants

Zhen Hui Certified Public Accountants

Hong Kong, China

May 14, 2020

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

	2019	2018
	US$	US$
ASSETS
CURRENT ASSETS
Cash	234,089	729,069
Accounts receivable, less allowance for doubtful accounts	773,560	575,040
Amount due from a related party	534,806	607,126
Other receivables and prepayments	257,173	148,783
Inventories	219,592	140,604
Total current assets	2,019,220	2,200,622

NON-CURRENT ASSETS
Plant and equipment, net	353,826	426,273
Deferred tax assets	56,045	40,762
Goodwill	206,812	206,812
Operating lease right of use assets, net	824,230	-
Intangible assets	-	66,880
Total non-current assets	1,440,913	740,727

Total assets	3,460,133	2,941,349

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	685,150	704,908
Other payables and accrued liabilities	553,259	637,564
Deferred income	255,749	571,541
Amounts due to related parties	32,909	86,821
Operating lease liabilities, current	356,960	-
Short term bank loan	13,686	1,926
Total current liabilities	1,897,713	2,002,760

NON-CURRENT LIABILITIES
Deferred tax liabilities	-	20,399
Operating lease liabilities, non-current	478,641	-
Total non-current liabilities	478,641	20,399

Total liabilities	2,376,354	2,023,159

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Statutory reserves	11,925	12,476
Retained earnings	308,813	232,639
Accumulated other comprehensive loss	60,742	(17,811)
	1,072,366	918,190
Non-controlling interest	11,413	-
Total shareholders’ equity	1,083,779	918,190

Total liabilities and shareholders’ equity	3,460,133	2,941,349

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
	US$	US$
NET REVENUES
Service income	8,309,129	7,973,031

COST OF SERVICES
Cost of service income	(6,542,407)	(6,545,008)
GROSS PROFIT	1,766,722	1,428,023

OPERATING EXPENSES:
General and administrative expenses	(1,894,419)	(1,481,242)
Foreign exchange gain	8,384	41,549
TOTAL OPERATING EXPENSES	(1,886,035)	(1,439,693)

LOSS FROM OPERATIONS	(119,313)	(11,670)

OTHER INCOME (EXPENSES):
Interest income	505	364
Interest expense	(10,410)	(11,817)
Finances cost	(11,371)	-
VAT refund	20,508	24,232
Management fee income	154,870	139,369
Loss on disposal of a subsidiary	-	(12,820)
Others	30,062	66,879
Total other income (expenses), net	184,164	206,207

INCOME BEFORE PROVISION FOR INCOME TAXES	64,851	194,537

INCOME TAXES (EXPENSES) CREDIT	(11,416)	10,621
NET INCOME	53,435	205,158

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	78,553	(8,539)

COMPREHENSIVE INCOME	131,988	196,619

ATTRIBUTABLE TO:
Equity holders of the Company	154,727	196,619
Non-controlling interests	(22,739)	-
	131,988	196,619

Net profit per share, basic and diluted	0.00	0.01
Weighted average number of shares outstanding	29,656,130	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common stock
	Share	Amount	Additional paid-in capital	Retained Earnings (accumulated deficit)	Statutory reserves	Noncontrolling Interest	Accumulated other comprehensive income	Total

1-Jan-18	29,656,130	297	690,589	39,957	-	-	(9,272)	721,571
Net income	-	-	-	205,158	-	-	-	205,158
Transfer to statutory Reserves	-	-	-	(12,476)	12,476	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(8,539)	(8,539)
December 31, 2018	29,656,130	297	690,589	232,639	12,476	-	(17,811)	918,190

1-Jan-19	29,656,130	297	690,589	232,639	12,476	-	(17,811)	918,190
Net income	-	-	-	76,174	-	(22,739)	-	53,435
Change in noncontrolling Interests	-	-	-	-	-	34,851	-	34,851
Foreign currency translation adjustment	-	-	-	-	(551)	(699)	78,553	77,303
December 31, 2019	29,656,130	297	690,589	308,813	11,925	11,413	60,742	1,083,779

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	53,435	205,158
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	156,563	132,964
Amortization	66,880	66,881
Interest income	(505)	(364)
Loss on disposal of plant and equipment	800	6,199
Loan interest expenses	10,410	11,817
Deferred income taxes	(35,682)	(30,299)
Loss on disposal of a subsidiary	-	12,820
Allowance for doubtful accounts	-	11,737
Changes in operating assets and liabilities
Accounts receivable	(198,520)	382,101
Other receivables, deposit and prepayments	(108,390)	164,824
Amounts due from related parties	72,320	(296,708)
Inventories	(78,988)	(119,115)
Accounts payable	(19,758)	205,024
Other payables and accrued liabilities	(84,305)	(110,627)
Deferred income	(315,792)	371,274
Amounts due to related parties	(24,232)	(3,017)
Net cash (used in) provided by operating activities	(505,764)	1,010,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest received	505	364
Purchase of plant and equipment	(89,746)	(219,092)
Proceed from disposal of plant and equipment	-	9,807
Net cash used in investing activities	(89,241)	(208,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Interest paid	(8,039)	(4,835)
Principal payments on finance leases	11,371	-
Proceeds from non-controlling interests	34,851	-
Proceeds from short term bank loan	13,686	-
Repayment of loan from a director	(32,051)	(51,282)
Repayment of bank loan	(1,926)	(31,882)
Net cash used in financing activities	17,892	(87,999)

EFFECT OF EXCHANGE RATE ON CASH	82,133	(7,742)
INCREASE (DECREASE) IN CASH	(494,980)	706,007
CASH, beginning of year	729,069	23,062
CASH, end of year	234,089	729,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	(33,620)	(3,799)

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

As of December 31, 2019, the Company have four wholly owned subsidiaries.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

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

5.Value Exchange Int’l (Hunan) Limited, a wholly-owned subsidiary of the Company incorporated in Hunan as a private company on November 15, 2018;

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2019:

	Place of incorporation	Ownership percentage
		2019	2018
Value Exchange International, Inc.	USA	Parent Company	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	100%
Cucumbuy.com Limited	Hong Kong	-	100%
Koinon Technology Services, Inc.	US Virgin Islands, US	51%	-
TapServices, Inc.	Philippines	100%	100%
Value Exchange Int’l (Hunan) Limited	PRC	51%	-

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 - Accounting policies (Continued)

	Value Exchange International, Inc. - a Nevada Company

	100%	51%

	Value Exchange Int’l (China) Limited - a Hong Kong Company	Koinon Technology Services, Inc. - a US Virgin Islands Company

100%	100%	100%

Value Exchange Int’l (Shanghai) Limited - a PRC Company	Value Exchange Int’l (Hong Kong) Limited - a Hong Kong Company	TapServices, Inc. - a Philippines Company

51%

Value Exchange Int’l (Hunan) Limited - a PRC Company

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

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2019 and 2018, there was no allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 - Accounting policies (Continued)

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 - Accounting policies (Continued)

As of December 31, 2019, the Company’s financial instruments consist principally of cash, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2019.

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

YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 - Accounting policies (Continued)

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2019 and 2018.

	2019	2018
	US$	US$
NET REVENUES
Service income
•systems development and integration	72,062	235,718
•systems maintenance	5,856,729	5,006,680
•sales of hardware and consumables	2,380,338	2,730,633
	8,309,129	7,973,031

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

YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 - Accounting policies (Continued)

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the statements of income on a straight-line basis over the lease periods.

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the years ended December 31, 2019 and 2018 were approximately $3,690 and $523, respectively.

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the years ended December 31, 2019 and 2018 were insignificant.

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the years ended December 31, 2019 and 2018 were insignificant.

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

Year ended	December 31, 2019	December 31, 2018
RMB : USD exchange rate	6.8829	6.7518
Average period ended
HKD : USD exchange rate	7.800	7.800
Average period ended
PESO : USD exchange rate	51.0424	49.8403
Average period ended

Year ended	December 31, 2019	December 31, 2018
RMB : USD exchange rate	6.9799	6.5060
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	51.1475	49.8403

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 - Accounting policies (Continued)

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

In August 2018, the FASB issued Accounting Standard Update No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820) (ASU 2018-13), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of 2021 on a prospective basis, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2020, the FASB issued Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. This guidance will be effective for us in the first quarter of 2021 on a prospective basis, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 3 - Accounts receivable

Accounts receivable as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
	US$	US$
Accounts receivable	777,348	590,688
Allowance for doubtful accounts	(3,788)	(15,648)
	773,560	575,040

During the years ended December 31, 2019 and 2018, the Company did not have delinquent accounts receivable to write-off.

All of the Company’s customers are located in the PRC, Hong Kong and Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Note 4 - Other receivables and prepayments

Other receivables and prepayments as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
	US$	US$
Prepaid expense	140,635	50,650
Rental deposits	74,506	66,270
Others	42,032	31,863
	257,173	148,783

Note 5 - Inventories

Inventories as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
	US$	US$
Finished goods	219,592	140,604

Note 6 – Plant and equipment, net

Plant and equipment consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	US$	US$
Leasehold improvements	73,322	108,542
Office furniture and equipment	145,002	144,078
Computer equipment	315,332	404,448
Computer software	39,548	160,668
Motor Vehicle	154,434	154,159
Building	64,673	64,288
Total	792,311	1,036,183
Less: accumulated depreciation	(438,485)	(609,910)
Plant and equipment, net	353,826	426,273

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 6 – Plant and equipment, net (Continued)

Depreciation expense for the years ended December 31, 2019 and 2018 amounted to $156,563 and $132,964, respectively. For the years ended December 31, 2019 and 2018, no interest expense was capitalized into plant and equipment.

As of December 31, 2019 and 2018, the Company's motor vehicle was under finance lease arrangement with a net carrying amount nil and $26,697 respectively.

Note 7 – Goodwill

Goodwill consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	US$	US$
Goodwill arising from acquisition of TSI	208,618	206,812

Note 8 – Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices. Our leases have original lease periods expiring between the remainder of 2020 and 2024. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	December 31,
	2019	2018
	US$	US$
Operating lease right-of-use assets, net	824,230	-

The components of lease liabilities are as follows:

	December 31,
	2019	2018
	US$	US$
Lease liabilities, current	356,960	-
Lease liabilities, non-current	478,641	-
Present value of lease liabilities	835,601	-

Total lease cost for the year ended December 31, 2019 amounted to $11,371. Weighted-average remaining lease term is 1.8 years, and weighted-average discount rate is 3%.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 8 – Leases (Continued)

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2019:

	December 31,
	2019	2018
	US$	US$
Year one	367,669	-
Year two	344,461	-
Year three	137,839	-
Year four	31,302	-
Thereafter	-	-
Total undiscounted cash flows	881,271	-
Less: Imputed interest	(45,670)	-
Present value of lease liabilities	835,601	-

Note 9 – Intangible Assets

Intangible Assets consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	US$	US$
Customer relationship	200,641	200,641
Less: accumulated amortization	(200,641)	(133,761)
	-	66,880

Amortization expense for the year ended December 31, 2019 and 2018 amounted to $66,880 and 66,881, respectively. The amortization expense was included in general and administrative expenses.

Note 10 – Bank loan

Bank loan and accruals consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	US$	US$
Short term bank loan	13,686	1,926

As of December 31, 2019 and 2018, the above bank loan secured by property and equipment with net carrying amount of nil and nil respectively.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 11 – Other payables and accrued liabilities

Other payables and accruals consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	US$	US$
Accrual	519,853	619,300
Income taxes payable	33,406	18,264
	553,259	637,564

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

Note 12 – Deferred income

Deferred income consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	US$	US$
Service fees received in advance	255,749	571,541

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

The Company’s Philippine subsidiary is subject to Philippine Statutory Corporate Income Tax at 30%.

The Company’s PRC subsidiary in the PRC is subject to PRC Enterprise Income Tax at 25%.

The Income Tax Laws in PRC also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside PRC for distribution of earnings generated after January 1, 2008. Under the Income Tax Laws, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As the Company’s subsidiary located in the PRC that are available for distribution to the Company of approximately $0 at December 31, 2018 are considered to be indefinitely reinvested, and accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company. As of December 31, 2019, the Company’s subsidiary located in the PRC that are available for distribution to the Company of approximately $0.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 13 - Income taxes (Continued)

The Company’s income tax expense consisted of:

	December 31,
	2019	2018
	US$	US$
Current income tax	33,621	11,583
Deferred income tax	(22,205)	(22,204)
Income tax expenses (credit)	11,416	(10,621)

A reconciliation of the income tax expense / (credit) applicable to income before tax using the applicable statutory rates for the jurisdictions in which the Company and its subsidiaries operated to the tax expense / (credit) at the effective tax rates are as follows:

	December 31,
	2019	2018
	US$	US$
Pre-tax income	78,027	194,537

U.S. federal corporate income tax rate	21%	35%
Philippine corporate income tax rate	30%	30%
P.R.C. corporate income tax rate	25%	25%
Hong Kong corporate income tax rate	16.5%	16.5%

Current tax computed at various jurisdiction rate	33,621	11,583
Deferred tax computed at various jurisdiction rate	(22,205)	(22,204)
Effective income taxes	11,416	(10,621)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,
	2019	2018
	US$	US$
Deferred income tax assets:
Tax losses	56,045	40,762

Deferred income tax liabilities:
Allowances in excess of the related amortization	-	20,399

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Note 15 – Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	December 31,
	2019	2018
	US$	US$
Due from a related party
Value Exchange International Limited (i)	534,806	607,126

Due to related parties
Mr. Edmund Yeung (ii)	32,910	81,821
Mr. Matthew Mecke (iii)	-	2,500
Mr. Johan Pehrson (vi)	-	2,500
	32,910	86,821

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 14 – Related party and shareholder transactions (Continued)

Related party transactions:

	December 31,
	2019	2018
	US$	US$
Subcontracting fees paid to
Value Exchange International Limited (i)	(16,910)	(50,526)
ValueX International Pte. Ltd. (v)	(1,769)	-

Service income received from
Value Exchange International Limited (i)	351,903	-
ValueX International Pte. Ltd. (v)	3,035	-
Value E Consultant International (M) Sdn. Bhd (vi)	80,483	-

Service income paid to
TAP Technology (HK) Limited (vii)	(155,696)	-
Cucumbuy.com Limited (viii)	(30,769)	-

Interest expenses payable to
Mr. Edmund Yeung (ii)	(2,371)	(6,982)

Management fees received from
Value Exchange International Limited (i)	154,870	139,369

(i)Mr. Kenneth Tan, a director of the Company, is a shareholder and a director of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)Mr. Edmund Yeung is a director of the Company. The balance included a loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016 amount to nil as of December 31, 2019 (2018: US$ 32,051). As of the day of this report, no repayment has been made since December 31, 2019.

(iii)Mr. Matthew Mecke is a director of the Company. The balance is unsecured, interest free and repayable on demand.

(iv)Mr. Johan Pehrson is a director of the Company. The balance is unsecured, interest free and repayable on demand.

(v)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of ValueX International Pte. Ltd., a company incorporated in Singapore. The balance is unsecured, interest free and repayable on demand.

(vi)Ms. Bella Tsang, a director of the Company, is a shareholder of Value E Consultant International (M) Sdn. Bhd, a company incorporated in Malaysia. The balance is unsecured, interest free and repayable on demand.

(vii)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of TAP Technology (HK) Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(viii)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Cucumbuy.com Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 16 - Concentration of risks

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

The following individual customer accounted for 10% or more of the Company’s revenues for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
	US$	US$
Wuhan Watson's Personal Care Stores Co., Limited	29.1%	24.4%
Aisino Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd. Company	28.8%	26.4%
Fujitsu Hong Kong Limited	11.9%	14.2%

Individual customer accounts receivable that represented 10% or more of total accounts receivable as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
	US$	US$
Wuhan Watson's Personal Care Stores Co., Limited	20.0%	18.5%
Aisino Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd. Company	19.0%	13.3%
Wincor Nixdorf (Hong Kong) Limited	14.8%	15.2%
Robinsons Retail Group	14.0%	11.6%
Fujitsu Hong Kong Limited	4.2%	19.8%