Form 10-Q
period 2020-03-31
Value Exchange International, Inc.
filed 2020-05-18
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(852) 29504288
(Registrant’s telephone number, including area code) None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
None	N/A	N/A

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

[ ]	Large accelerated filer.	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company
	(Do not check if a smaller reporting company)	[ ]	Emerging Growth Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of May 8, 2020, there were 29,656,130 shares of common stock issued and outstanding. The registrant’s common stock is quoted on the OTCQB Venture Market of The OTC Markets Group, Inc. under the trading symbol “VEII.”

FORM 10-Q

Value Exchange International, Inc.

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	480,861	234,089
Accounts receivable, less allowance for doubtful accounts	566,887	773,560
Amounts due from a related party	1,429,246	534,806
Other receivables and prepayments	240,948	257,173
Inventories	222,116	219,592
Total current assets	2,940,058	2,019,220

NON-CURRENT ASSETS
Plant and equipment, net	317,706	353,826
Deferred tax assets	53,909	56,045
Goodwill	206,812	206,812
Operating lease right-of-use assets, net	393,428	824,230
Total non-current assets	971,855	1,440,913

Total assets	3,911,913	3,460,133

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	1,515,340	685,150
Other payables and accrued liabilities	490,643	553,259
Deferred income	246,599	255,749
Amounts due to related parties	32,910	32,909
Operating lease liabilities, current	281,800	356,960
Short term bank loan	13,955	13,686
Total current liabilities	2,581,246	1,897,713

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current	118,731	478,641
Total non-current liabilities	118,731	478,641

Total liabilities	2,699,977	2,376,354

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Statutory reserves	11,704	11,925
Retained earnings	449,080	308,813
Accumulated other comprehensive losses	45,987	60,742
Total shareholders’ equity	1,197,657	1,072,366
Non-controlling interest	14,279	11,413
	1,211,936	1,083,779

Total liabilities and shareholders’ equity	3,911,913	3,460,133

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income	8,202,911	2,276,164

COST OF SERVICES
Cost of service income	(7,714,755)	(1,646,032)

GROSS PROFIT	488,156	630,132

OPERATING EXPENSES:
General and administrative expenses	(438,891	(365,353)
Foreign exchange loss	4,221	(467)
TOTAL OPERATING EXPENSES	(434,670)	(365,820)

LOSS FROM OPERATIONS	53,486	264,312

OTHER INCOME (EXPENSES):
Interest income	115	166
Interest expense	-	(1,292)
Finance cost	(3,505)	-
VAT refund	43,942	-
Management fee income	7,547	32,981
Others	28,745	-
Total other income (expenses), net	76,844	31,855

PROFIT BEFORE PROVISION FOR INCOME TAXES	130,330	296,167

INCOME TAXES CREDIT	6,138	5,551
NET PROFIT	136,468	301,718

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(14,755)	(32,988)

COMPREHENSIVE INCOME	121,713	268,730

ATTRIBUTABLE TO:
Equity holders of the Company	125,512	275,136
Non-controlling interests	(3,799)	(6,406)

	121,713	268,730
	0.00	0.01
Earnings per share, basic and diluted

Weighted average number of shares outstanding	29,656,130	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	136,468	301,718
Adjustments to reconcile net profit to cash (used in) provided by operating activities:
Depreciation	38,770	37,424
Amortization	99,613	16,720
Interest income	(115)	(166)
Interest expenses	-	1,292
Deferred income taxes	2,136	(5,551)
Loss on disposal of plant and equipment	-	-
Changes in operating assets and liabilities
Accounts receivable	206,673	(254,597)
Other receivables and prepayments	16,225	(133,350)
Amounts due from related parties	(894,440)	(360,368)
Inventories	(2,524)	(1,853)
Accounts payable	830,190	118,980
Other payables and accrued liabilities	(62,616)	(18,409)
Deferred income	(9,150)	(228,153)
Net cash provided by (used in) operating activities	361,230	(526,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(1,824)	(11,278)
Proceed from disposal of plant and equipment	-	-
Interest received	115	166
Net cash used in investing activities	(1,709)	(11,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-controlling interests	7,012	14,499
Principal payments on finance leases	(3,505)	-
Interest paid	-	(344)
Repayment of bank loan	-	(1,926)
Net cash provided by financing activities	3,507	12,229

EFFECT OF EXCHANGE RATE ON CASH	(116,256)	(36,896)
INCREASE (DECREASE) IN CASH	246,772	(562,092)
CASH, beginning of period	234,089	729,069
CASH, end of period	480,861	166,977

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash refund for income taxes	6,138	-

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Continuance of Business (Continued)

In February 2020, VEI SHG established an operating subsidiary, Shanghai Zhaonan Hengan Information Technology Co., Limited (“SZH”) n Shanghai, PRC, under the laws of the PRC. SZH engages in IT services.

As of March 31, 2020, the Company held four wholly-owned subsidiaries, and three subsidiaries with 51% ownership.

2. Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2020:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%
Koinon Technology Services, Inc.	US Virgin Islands, US	51%
Value Exchange Int’l (Hunan) Limited	PRC	51%
Shanghai Zhaonan Hengan Information Technology Co., Ltd.	PRC	51%

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

e)Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of March 31, 2020 and December 31, 2019, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	US$	US$
	(unaudited)	(unaudited)
•systems development and integration	6,210,065	17,350
•systems maintenance	1,495,110	1,480,340
•sales of hardware and consumables	497,736	778,474
	8,202,911	2,276,164

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

p)Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the three months ended March 31, 2020 and 2019 were insignificant.

q)Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the three months ended March 31, 2020 and 2019 were insignificant.

r)Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the three months ended March 31, 2020 and 2019 were insignificant.

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

Quarter ended	March 31, 2020	March 31, 2019
RMB : USD exchange rate	7.0131	6.7138
average period ended
HKD : USD exchange rate	7.800	7.800
average period ended
PESO : USD exchange rate	50.3182	51.4851
average period ended

Quarter ended	March 31, 2020	December 31, 2019
RMB : USD exchange rate	7.1451	6.9799
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	50.1608	51.1475

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Accounts receivable

Accounts receivable consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	US$	US$
	(unaudited)
Accounts receivable	582,948	777,348
Allowance for doubtful accounts	(16,061)	(3,788)
	566,887	773,560

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. Other receivables and prepayments

Other receivables and prepayments consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Deposits and prepaid expense	154,864	215,141
Others	86,084	42,032
	240,948	257,173

5. Inventories

Inventories as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Finished goods	222,116	219,592

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Plant and equipment, net

Plant and equipment consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Leasehold improvements	71,782	73,322
Office furniture and equipment	143,892	145,002
Computer equipment	316,962	315,332
Computer software	39,678	39,548
Motor Vehicle	155,260	154,434
Building	65,827	64,673
Total	793,402	792,311
Less: accumulated depreciation	(475,696)	(438,485)
Plant and equipment, net	317,706	353,826

Depreciation expense for the three months period ended March 31, 2020 and 2019 amounted to $38,770 and $37,424, respectively. For the three months period ended March 31, 2020 and 2019, no interest expense was capitalized into plant and equipment.

7. Goodwill

Goodwill consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Goodwill arising from acquisition of TSI	206,812	206,812

8. Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices. Our leases have original lease periods expiring between the remainder of 2020 and 2024. Many leases include option to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	March 31,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Operating lease right of-use assets, net	393,428	824,230

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Leases (Continued)

The components of lease liabilities are as follows:

	March 31,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Lease liabilities, current	281,800	356,960
Lease liabilities, non-current	118,731	478,641
Present value of lease liabilities	400,531	835,601

Total lease cost for the three months period ended March 31, 2020 and 2019 amounted to $3,505 and Nil, respectively. Weighted-average remaining lease term is 1.4 years, and weighted-average discount rate is 3%.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2019:

	March 31,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Year one	289,164	367,669
Year two	110,919	344,461
Year three	9,700	137,839
Year four	-	31,302
Thereafter	-	-
Total undiscounted cash flows	409,783	881,271
Less: Imputed interest	(9,252)	(45,670)
Present value of lease liabilities	400,531	835,601

9. Intangible Assets

Intangible Assets consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Customer relationship	200,641	200,641
Less: accumulated depreciation	(200,641)	(200,641)
	-	-

Amortization expense for the three months period ended March 31, 2020 and 2019 amounted to $0 and $16,720, respectively. The amortization expense was included in general and administrative expenses.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Other payables and accrued liabilities

Other payables and accruals consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Accrual	444,606	519,853
Income taxes payable	46,037	33,406
	490,643	553,259

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

11. Deferred income

Deferred income consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Service fees received in advance	246,599	255,749

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	March 31,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	1,429,246	534,806

Due to related parties
Mr. Edmund Yeung (ii)	32,909	32,909

Related party transactions:

	Three Months Ended	Three Months Ended
	March 31,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Service income received from ValueX International Pte. Ltd. (iii)	145,708	-

Service income received from Smartmyways Co., Limited (iv)	23,204	-

Subcontracting fees paid to Value Exchange International Limited (i)	-	(64,780)

Interest expenses payable to Mr. Edmund Yeung (ii)	-	(948)

Management fees received from
Value Exchange International Limited (i)	7,547	32,981

(i)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)Mr. Edmund Yeung, a director of the Company. The remaining balance is unsecured, interest free and repayable on demand.

(iii)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of ValueX International Pte. Ltd., a company incorporated in Singapore. The balance is unsecured, interest free and repayable on demand.

(iv)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Smartmyways Co., Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains “forward-looking statements”. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of business development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us and effects as well as our ability to fund, and integrate and grow acquired business lines. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the U.S. Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

We intend to seek expansion of our current geographical markets to other parts of Southeast Asia by seeking new businesses and by possible acquisitions of existing businesses. Seeking new business and expanding our markets will require adequate and affordable funding or working capital and beating competition for the new business. Acquisitions will require finding suitable acquisitions that will agree to terms and conditions acceptable to us and the successful integration of new businesses into our operations. We may be unable to win new business or acquire any new businesses and, consequently, we may be unable to expand our geographical markets. Other than as stated in “New Developments” below, we have not expanded into any new markets by acquisition or otherwise during the fiscal quarter ended March 31, 2020.

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

Initial Business Focus.

Our initial intended, primary business was to operate a credit card processing and merchant-acquiring services company that provided credit card clearing services to merchants and financial institutions in PRC. Since inception, we strived to implement our business plan, including the key step of creating our Global Processing Platform (“SinoPay GPP”). Specifically, the Company’s proposed IP business was to be a provider of Internet Protocol (“IP”) processing services in Asia to bank card-accepting merchants (“IP Business”). We marketed our services to local merchants with regional retail locations across Asia Pacific as potential customers of their IP and related credit card and debit card processing systems. We offerred interoperability through what is envisioned as a highly efficient infrastructure and perceived exceptional knowledge of the IP processing market through our SinoPay GPP platform concept. The SinoPay GPP system facilitates the processing of all major credit card types (Visa/MC/AMEX/Diners/Discover/JCB) and was intended to be integrated with China UnionPay to provide processing of UnionPay Debit cards in China. VEII intended to deploy the SinoPay GPP platform throughout Asia with a focus on China, Hong Kong, Thailand, Manila, Philippines, Malaysia, Korea, and Japan.

As of the date of this report, we still have not implemented any IP Business services to any customer. We have yet to sell any SinoPay GPP system concept to a customer as of the date of this report. We may decide in the future to promote the SinoPay GPP system concept, but our primary focus is and has been on growing our IT Business because of our strategic decision that IT Business presents greater growth and profit potential than IP Business in the short term. Further, we believe that the SinoGPP system will require ongoing and potentially expensive marketing and sales effort as well as upgrades in hardware and software due to the highly competitive market for Point Of Sale (“POS”) systems and longer sales cycle for POS systems than IT Business project and consulting sales. The development of online IP systems and enhancements in IP technologies has made SinpPay GPP a dated concept in functionality as of 2020.

New Developments: SinoPay GPP and related IP Business. As previously reported, and since the Company has been unable to develop a revenue generating business for the IP Business, and the Company is focusing its resources on the more lucrative IT Business. The Company has decided to from time to time explore an alternative approach to the past effort to develop a revenue generating IP Business. The Company believes that the emphasis on the IT Business and Company’s limited cash flow and funding resources requires any future promotion and development of the IP Business must be conducted as a joint venture with a third party willing to raise the capital necessary to produce a commercially viable e-commerce system for the IP Business.  The Company lacks the strategic focus and current, available capital (as well as funding sources) to engage in the internal development of a viable modern e-commerce system for a commercially viable IP Business.

As previously disclosed in filings with the Commission, Matthew Mecke, a director of the Company, proposed forming a joint venture with the Company to be operated as a majority owned subsidiary of the Company and to be funded by yet-to-be-identified third party investors to be located by Mr. Mecke. Mr. Mecke has formed a new company, named Koinon Technology Services, Inc. (“KTSI”) and incorporated in the U.S. Virgin Islands, as part of his proposal to operate the e-payment concept of SinoPay GPP as a subsidiary of the Company. KTSI’s incorporation and formation was completed as of January 24, 2019 by Mr. Mecke. The formation of KTSI was a condition to the Company considering Mr. Mecke’s proposal to commercially exploit the SinoPay GPP concept as a joint venture between the Company and KTSI. Mr. Mecke and Mr. Johan Pehrson, a director of the Company, are the initial directors of KTSI.

Mr. Mecke proposed a joint venture effort based on KTSI operating as majority owned subsidiary of the Company, the Company transferring its rights to the SinoPay GPP concept and know-how to KTSI in exchange, and Mr. Mecke undertaking the responsibility for funding KTSI’s effort to develop a updated, modern e-commerce system based on the SinoPay GPP concept or a derivative IP Business platform. As of the filing date of this Quarterly Report on Form 10-Q, neither KTSI nor Mr. Mecke has raised any funds or received any funding commitments for KTSI or any development effort for a new e-commerce system. With the resignation of Mr. Mecke as a director of the Company on February 18, 2020, the pursuit of KTSI as a new launch of the IP Business has been suspended, but will be re-evaluated from time to time by the Company.

The pursuit of the proposed joint venture with KTSI, was merely a change in the strategic plan for developing a revenue generating IP Business. KTSI has not raised the funding for developing a modern e-commerce system for the IP Business and KTSI has not developed a specific design for a new e-commerce system (other than the need for the new e-commerce system with digital currency capabilities and related blockchain technology functionality).

The IP Business industry is very competitive and marked by rapid changes in technology and advances in functionality of e-payment and e-commerce systems, especially smart device based applications. Even if funded and commences operations, KTSI may fail to create a profitable or sustainable IP Business. The Company may pursue alternatives to KTSI for development of a viable IP Business.

Smart Tag. Through a cooperative effort with another company, Company has the ability to market a smart baggage tag that allows consumers to track the location of their baggage through a smart phone or device using the smart baggage tag and related application. In December 2019 and January 2019, Company made an in-person presentation to the airport authority for the Washington, D.C. region to sell the smart baggage tag in the airport authority’s airports. No decision on the presentation has been made as of the date of the filing of this Quarterly Report on Form 10-Q. The smart baggage tag has not yet produced any significant revenues. Nonetheless, smart baggage device represents an initial, though limited in market and revenues, effort by the Company to expand its markets and product line. The smart baggage tags can be sold by vending machine or from retail counters in the airport terminals. If sold at retail counters, the smart baggage tags would be sold by established vendors at the airport terminal. Even if successful in obtaining a presence in U.S. airports, the smart tag would represent a minor deviation in our primary business line in terms of potential revenues and operating expenses.

The prospects of the Smart Tag business as of the date of this Form 10-Q report are uncertain. The Company will have to determine if an expanded or sustained marketing effort for the Smart Tag is possible based on available resources and business priorities.

Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry. A general trend affecting our IT Business is the trend of increasing competition for skilled labor. With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets. We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong, Philippines and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail. We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2019 or 2020 to date.

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

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing. We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2019 or fiscal year 2020 to date, but we perceive that the expansion of cloud computing coupled with IT services and products could allow foreign companies to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core markets as well as in the Philippines. We may find it more difficult to compete for IT Business in Hong Kong and China, and perhaps the Philippines, if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems. The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets as well as the Philippines.

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

In order for us to attain sustained success in the near term, we must continue to maintain and grow our customer base, provide high-quality service and satisfy our existing clients, and take advantage of cross-selling opportunities between the IT Business and IP Business. In the current economic environment, we must provide our customers with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced more demand for our IT Business products and services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins in fiscal year 2020 or over the longer term.

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

Covid 19 Pandemic. Since the beginning of 2020, the worldwide spread of the novel coronavirus (“Covid 19”) has been rapid and unprecedented. On March 11, 2020, the World Health Organization declared Covid 19 a global pandemic. Efforts to control the spread of Covid 19 have led governments and other authorities to impose restrictions which have resulted in business closures and disrupted global supply chains. In addition to reductions in business levels, the altered marketplace environment has negatively impacted our freight mix and shipment profile. The extent of the long term adverse effect of the COVID-19 pandemic on our business results is unknown and depends on future developments, including the severity and duration of the pandemic.

Covid 19 pandemic affected our primary operations in Hong Kong SAR and Manila, Philippines in first fiscal quarter of 2020 by forcing limited business travel, remote work arrangements by personnel, customers suspending or reducing operations and use of third party services and suspension or cancellations of normal business activities by us and customers. While there has been a degree of easing restrictions on businesses, there are still restrictions on our and customers’ business activities. Further, the Covid 19 pandemic may have a second wave of infections in the fall of 2020, which would probably impose a continuation or increase in restrictions of business activities. The full impact of. Covid 19 pandemic on our business may not be fully understood until the end of the second or third fiscal quarter of 2020. Covid 19 pandemic may make funding of new and existing business from third party sources more difficult due to obtain as a result of increased lending and funding demands by businesses that suspended or closed operations and had to rely on funding to cover operating overhead. The contraction of the local economies in our primary markets would indicate a probable downturn in our business in 2020.

Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. Company has not sought any assistance under the CARES Act as of the date of this Form 10-Q report. Our operations and personnel are not based in the U.S.

History of Value Exchange Int’l. (China) Limited

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

VEI CHN is an investment holding company with two subsidiaries established in Hong Kong SAR, namely TAP Services (HK) Limited which was incorporated on August 25, 2003 and acquired by VEI CHN on September 25, 2008, and subsequently changed to its current name as Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 13, 2013, and Cucumbuy.com Limited (“CUCUMBUY”), which was incorporated on May 14, 2013 and disposed on May 21, 2018. VEI CHN set up a wholly-owned Foreign Enterprise (WOFE) in Shanghai, PRC, in September 2, 2008 in the name of Value Exchange Int’l (Shanghai) Limited (“VEI SHG”). In January 2019, VEI SHG set up a 51% subsidiary in Hunan, PRC, in the name of Value Exchange Int’l (Hunan) Limited (“VEI HN”). In February 2020, VEI SHG set up a 51% subsidiary in Shanghai, PRC, in the name of Shanghai Zhaonan Hengan Information Technology Co., Limited (“SZH”).

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

Financial Performance Highlights

The following are some financial highlights for the first quarter of 2020:

•Net revenue: Our net revenues were $8,202,911 for the three months ended March 31, 2020, as compared to $2,276,164 for the same period in 2019, an increase of $5,926,747 or 260.4%.

•Gross profit: Gross profit for the three months ended March 31, 2020 was $488,156 or 6.0% of net revenues, as compared to $630,132 or 27.7% of net revenues for the same period in 2019, a decrease of $141,976 or 22.5%.

•Income from operations: Our income from operations totaled $53,486 for the three months ended March 31, 2020, as compared to $264,312 for the same period in 2019, a decrease of $210,826 or 79.8%.

•Net income: We had a net income of $136,468 for the three months ended March 31, 2020, compared to $301,718 for the same period in 2019, a decrease of $165,250 or 54.8%.

•Basic and diluted net income per share was $0.00 for the three months ended March 31, 2020.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2020 and 2019

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three months ended March 31,		Change
	2020	2019
	US$	US$	US$	%

NET REVENUES
Service income	8,202,911	2,276,164	5,926,747	260.4%
COST OF SERVICES
Cost of service income	(7,714,755)	(1,646,032)	(6,068,723)	368.7%
GROSS PROFIT	488,156	630,132	(141,976)	(22.5%)
Operating expenses:
General and administrative expenses	(438,891)	(365,353)	(73,538)	20.1%
Foreign exchange gain (loss)	4,221	(467)	4,688	(1,003.9%)
INCOME FROM OPERATIONS	53,486	264,312	(210,826)	(79.8%)
OTHER INCOME (EXPENSES)	76,844	31,855	44,989	141.20%
INCOME BEFORE PROVISION	130,330	296,167	(165,837)	(56.0%)

INCOME TAXES CREDIT	6,138	5,551	587	10.6%
NET INCOME	136,468	301,718	(165,250)	(54.8%)

Net revenues. Net revenues were $8,202,911 for the three months ended March 31, 2020, as compared to $2,276,164 for the same period in 2019, an increase of $5,926,747 or 260.4%. This increase was primarily attributable to the increase in our revenue from i) systems development and integration with revenue increasing from $17,350 for the three months ended March 31, 2019 to $6,210,065 for the three months ended March 31, 2020; and ii) systems maintenance with revenue increasing from $1,480,340 for the three months ended March 31, 2019 to $1,495,110 for the three months ended March 31, 2020; offset by iii) sales of hardware and consumables with revenue decreasing from $778,474 for the three months ended March 31, 2019 to $497,736 for the three months ended March 31, 2020.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $7,714,755 or 94.0% of net revenues, for the three months ended March 31, 2020, as compared to $1,646,032 or 72.3% of net revenues, for the same period in 2019, an increase of $6,068,723 or 368.7%. The increase in cost of services was mainly attributable to the increase in our cost of technical staff and contracting fees to suppliers.

Gross profit. Gross profit for the three months ended March 31, 2020 was $488,156 or 6.0% of net revenues, as compared to $630,132 or 27.7% of net revenues, for the same period in 2019, a decrease of $141,976 or 22.5%. The decrease of gross profit was largely due to the increase in cost of services, offset by the increase in net revenues compare to the same period of 2019.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $438,891 or 5.4% of net revenues, for the three months ended March 31, 2020, as compared to $365,353 or 16.1% of net revenues, for the same period in 2019, an increase of $73,538 or 20.1%. The primary reason for the increase was attributable to an increase in staff cost, and consultancy and professional fee.

Profit from operations. As a result of the above, our profit from operations totaled $53,486 for the three months ended March 31, 2020, as compared to $264,312 for the same period in 2019, a decrease of $210,826 or 79.8%.

Income taxes credit. Income taxes credit increased to $6,138 or 0.1% of net revenues for the three months ended March 31, 2020, as compared to $5,551 or 0.2% for the same period in 2019, an increase of $587 or 10.6%. The increase was primarily attributable to the movement in profit tax refund for the three months ended March 31, 2020.

Net income. As a result of the foregoing, we had a net income of $136,468 for the three months ended March 31, 2020, compared to $301,718 for the same period in 2019, a decrease of $165,250 or 54.8%, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $480,861. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Three Months Ended
	March 31,
	2020	2019
	US$	US$
Net cash provided by (used in) operating activities	361,230	(526,313)
Net cash used in investing activities	(1,709)	(11,112)
Net cash provided by financing activities	3,507	12,229
Effect of exchange rate changes on cash and cash equivalents	(116,256)	(36,896)
Net increase (decrease) in cash and cash equivalents	246,772	(562,092)
Cash and cash equivalents at the beginning of period	234,089	729,069
Cash and cash equivalents at the end of period	480,861	166,977

Operating Activities

Net cash provided by operating activities was $361,230 for the three months ended March 31, 2020, which was a change of $887,543 from net cash used in operating activities $526,313 for the same period of 2019. The change in net cash provided by operating activities was mainly attributable to the following:

1)A change of Accounts receivable, Other receivables and prepayments, Accounts payable, and Deferred income increased our operating cash balances by $461,270, $149,575, $711,210 and $219,003 respectively; offset by

2)Net income of $136,468 for the three months ended March 31, 2020, compared to $301,718 for the same period in 2019; and

3)A change of Amounts due from related parties and Other payables and accrued liabilities decreased our operating cash balances by $534,072 and $44,207.

Investing Activities

Net cash used in investing activities was $1,709 for the three months ended March 31, 2020, which was a decrease of $9,403 or 84.6% from $11,112 in the same period in 2019. The decrease in net cash used in investing activities was attributable to cash used in the purchase of plant and equipment by $1,824; offset by interest received by $115, during the three months ended March 31, 2020.

Financing Activities

Net cash provided by financing activities was $3,507 for the three months ended March 31, 2020, which was a decrease of $8,722 or 71.3% from net cash provided by financing activities $12,229 in the same period in 2019. The decrease in net cash provided by financing activities was attributable to the proceeds from non-controlling interests by $7,012; offset by Principal payments on finance leases by $3,505, during the three months ended March 31, 2020.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2020:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%
Koinon Technology Services, Inc.	US Virgin Islands	51%
Value Exchange Int’l (Hunan) Limited	PRC	51%
Shanghai Zhaonan Hengan Information Technology Co., Ltd.	PRC	51%

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	US$	US$
	(unaudited)	(unaudited)
• systems development and integration	6,210,065	17,350
•systems maintenance	1,495,110	1,480,340
•sales of hardware and consumables	497,736	778,474
	8,202,911	2,276,164

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

Quarter ended	March 31, 2020	March 31, 2019
RMB : USD exchange rate	7.0131	6.7138
average period ended
HKD : USD exchange rate	7.800	7.800
average period ended
PESO : USD exchange rate	50.3182	51.4851
average period ended

Quarter ended	March 31, 2020	December 31, 2019
RMB : USD exchange rate	7.1451	6.9799
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	50.1608	51.1475

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

The active participation of the Audit Committee in the review and improvement in the disclosure controls and procedures was one action taken to endeavor to improve our disclosure controls and procedures. Further, the Company may seek the assistance of outside consultants with experience in internal disclosure controls and disclosures in fiscal year 2020 to enhance disclosure controls and procedures.

With the resignation of Matthew Mecke on February 18, 2020, the Company loss one Audit Committee member. The Company is seeking a new independent director to serve on the Audit Committee.

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

With the impact of Covid 19 pandemic on our operations, we intend to re-evaluate internal controls in light of impact on our operations, both short term and possibly long term, in the second fiscal quarter of 2020. Adjustments in internal controls may be necessary if Covid 19 pandemic imposes long term remote working for our personnel or adverse impact on business activities of customers.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. Risk factors for our company are set forth in our Annual Report on Form 10-K for the fiscal year end December 31, 2019 and other filings with the Commission.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

May 18, 2020	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director
(Principal Executive Officer)

May 18, 2020	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)