Form 10-Q
period 2020-06-30
Value Exchange International, Inc.
filed 2020-08-19
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Emerging Growth Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of June 30, 2020, there were 29,656,130 shares of common stock issued and outstanding. The registrant’s common stock is quoted on the OTCQB Venture Market of The OTC Markets Group, Inc. under the trading symbol “VEII.”

FORM 10-Q

Value Exchange International, Inc.

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	796,238	234,089
Accounts receivable, less allowance for doubtful accounts	1,425,701	773,560
Amounts due from a related party	1,104,992	534,806
Other receivables and prepayments	422,699	257,173
Inventories	227,623	219,592
Total current assets	3,977,253	2,019,220

NON-CURRENT ASSETS
Plant and equipment, net	282,087	353,826
Deferred tax assets	53,543	56,045
Goodwill	206,812	206,812
Operating lease right-of-use assets, net	297,256	824,230
Total non-current assets	839,698	1,440,913

Total assets	4,816,951	3,460,133

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	1,812,559	685,150
Other payables and accrued liabilities	705,592	553,259
Deferred income	824,558	255,749
Amounts due to related parties	32,909	32,909
Operating lease liabilities, current	220,586	356,960
Short term bank loan	-	13,686
Total current liabilities	3,596,204	1,897,713

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current	82,748	478,641
Total non-current liabilities	82,748	478,641

Total liabilities	3,678,952	2,376,354

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Statutory reserves	11,600	11,925
Retained earnings	375,116	308,813
Accumulated other comprehensive losses	38,072	60,742
Total shareholders’ equity	1,115,674	1,072,366
Non-controlling interest	22,325	11,413
	1,137,999	1,083,779

Total liabilities and shareholders’ equity	4,816,951	3,460,133

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income	4,233,763	2,050,556	12,436,674	4,326,720

COST OF SERVICES
Cost of service income	(3,994,147)	(1,532,446)	(11,708,902)	(3,178,478)

GROSS PROFIT	239,616	518,110	727,772	1,148,242

OPERATING EXPENSES:
General and administrative expenses	(419,250)	(402,591)	(858,141)	(767,944)
Foreign exchange loss	(845)	(1,282)	3,376	(1,749)
(LOSS) INCOME FROM OPERATIONS	(180,479)	114,237	(126,993)	378,549

OTHER INCOME (EXPENSES):
Interest income	224	95	339	261
Interest expense	(1,967)	(959)	(1,967)	(2,251)
Finance cost	(2,772)	-	(6,277)	-
VAT refund	28,602	-	72,544	-
Management fee income	70,899	47,431	78,446	80,412
Others	5,745	6,344	34,490	6,344
Total other income (expenses), net	100,731	52,911	177,575	84,766

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(79,748)	167,148	50,582	463,315
INCOME TAXES CREDIT	-	5,551	6,138	11,102
NET (LOSS) INCOME	(79,748)	172,699	56,720	474,417

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(7,915)	28,767	(22,670)	(4,221)

COMPREHENSIVE INCOME	(87,663)	201,466	34,050	470,196

ATTRIBUTABLE TO:
Equity holders of the Company	(81,879)	210,282	43,633	485,418
Non-controlling interests	(5,784)	(8,816)	(9,583)	(15,222)
	(87,663)	201,466	34,050	470,196

Net income per share, basic and diluted	0.00	0.01	0.00	0.02

Weighted average number of shares outstanding	29,656,130	29,656,130	29,656,130	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	56,720	474,417
Adjustments to reconcile net profit to cash provided by (used in) operating activities:
Depreciation	76,132	76,188
Amortization	196,894	33,440
Interest income	(339)	(261)
Interest expenses	1,967	2,251
Finance costs on Right-of-use assets	6,277	-
Deferred income taxes	2,502	(23,774)
Changes in operating assets and liabilities
Accounts receivable	9652,141	(514,090)
Other receivables and prepayments	(165,526)	(80,603)
Amounts due from related parties	(570,186)	(246,494)
Inventories	(8,031)	(9,910
Accounts payable	1,127,409	24,376
Other payables and accrued liabilities	152,333	(153,415)
Deferred income	568,809	(190,575)
Net cash provided by (used in) operating activities	792,820	(608,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(1,396)	(27,817)
Interest received	339	261
Net cash used in investing activities	(1,057)	(27,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-controlling interests	7,012	29,143
Interest paid	(1,967)	(344)
Principal payments on finance leases	(213,345)	-
Repayment of short term bank loan	(13,686)	(1,926)
Net cash (used in) provided by financing activities	(221,986)	26,873

EFFECT OF EXCHANGE RATE ON CASH	(7,628)	(14,267)
INCREASE (DECREASE) IN CASH	562,149	(623,400)
CASH, beginning of period	234,089	729,069
CASH, end of period	796,238	105,669

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash refund for income taxes	6,138	11,102

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Continuance of Business

Value Exchange International, Inc. (“VEII”, “Company”, “we” or “us”) was incorporated in the State of Nevada on June 26, 2007 under the name “China Soaring, Inc.” The Company’s principal business, conducted through its operating subsidiaries, is to provide customer-centric solutions for the retail industry in China, Hong Kong SAR and Manila, Philippines. By integrating market-leading Point-of-Sale/Point-of-Interaction (“POS/POI”), Merchandising, Customer Relations Management or “CRM” and related rewards, Locational Based (Global Positing System (“GPS”) and Indoor Positioning System (“IPS”)) Marketing, Customer Analytics and Business Intelligence solutions, VEII provides retailers with the capability to offer a consistent shopping experience across all marketing and sales channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. VEII promotes itself as a single information technology (“IT”) source for retailers who want to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. VEII services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channel. VEII’s retail solutions are installed in an estimated 30%-40% of POS/POI-suitable retailers in Hong Kong and Manila, Philippines, processing tens of millions of transactions a year. Company is headquartered in Hong Kong and with offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; Manila, Philippines, and Kuala Lumpur, Malaysia.

On January 1, 2014, VEII received 100% of the issued and outstanding shares of in Value Exchange Int’l (China) Limited (“VEI CHN”) in exchange for i) newly issued 12,000,000 shares of VEII’s common stock to the majority stockholder of VEI CHN; and ii) 166,667 shares of our common stock held by VEI CHN to be transferred to the majority stockholder of VEI CHN (“Share Exchange”). This transaction resulted in the owners of VEI CHN obtaining a majority voting interest in VEII. The merger of VEI CHN into VEII, which had nominal net assets, resulted in VEI CHN having control of the combined entities.

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

The Company provides IT Business’ services and solutions to the retail sector through three operating subsidiaries located in Hong Kong SAR or People’s Republic of China (“PRC”).

On September 2, 2008, VEI CHN established its first operating subsidiary, Value Exchange Int’l (Shanghai) Limited (“VEI SHG”) in Shanghai, PRC, under the laws of the PRC. VEI SHG engages in software development and trading and servicing of computer hardware and software activities.

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

In January 2017, VEI CHN acquired 100% of the capital stock of TapServices, Inc., a corporation organized under the laws of the Republic of the Philippines (“TSI”). TSI engages in software development, trading and servicing of computer hardware and software activities in Philippines. TSI is operated as a subsidiary of VEI CHN. Prior to and continuing after the acquisition, TSI relied on VEI CHN for provision of IT services.

In January 2019, VEI SHG established an operating subsidiary, Value Exchange Int’l (Hunan) Limited (“VEI HN”) in Hunan, PRC, under the laws of the PRC. VEI HN engages in IT service call-center activities.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Continuance of Business (Continued)

In January 2019, Koinon Technology Services, Inc. (“KTSI”) was formed under the laws of the U.S. Virgin Islands as a joint venture to develop a new point of sale, internet based service. VEII holds 51% of the issued common stock of KTSI. KTSI has conducted no operations as of the date of the filing of this Form 10-Q report and has raised no working capital for its proposed business.

In February 2020, VEI SHG established an operating subsidiary, Shanghai Zhaonan Hengan Information Technology Co., Limited (“SZH”) in Shanghai, PRC, under the laws of the PRC. SZH engages in IT services.

As of June 30, 2020, the Company held four wholly-owned subsidiaries, and three subsidiaries with 51% ownership.

2. Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2020:

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

(b)Use of Estimates

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

(c)Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of six months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with financial institutions or state-owned banks within the PRC and Hong Kong.

(d)Interim Financial Statements

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

(e)Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of June 30, 2020 and December 31, 2019, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

(f)Inventories

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

(g)Plant and equipment

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

(h)Goodwill and intangibles

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

(i)Impairment of long-lived assets

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

(j)Fair value of financial instruments

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

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019.

(k)Comprehensive income

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

(l)Earnings per share

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

(m)Revenue recognition

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2020 and 2019.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income
systems development and integration	2,176,018	11,870	8,386,083	29,220
systems maintenance	1,881,849	1,459,467	3,376,959	2,939,807
sales of hardware and consumables	175,896	579,219	673,632	1,357,693
	4,233,763	2,050,556	12,436,674	4,326,720

Billings in excess of revenues recognized are recorded as deferred revenue.

(n)Income taxes

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

(o)Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the statements of income on a straight-line basis over the lease periods.

(p)Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the six months ended June 30, 2020 and 2019 were insignificant.

(q)Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the six months ended June 30, 2020 and 2019 were insignificant.

(r)Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the six months ended June 30, 2020 and 2019 were insignificant.

(s)Foreign currency translation

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

Quarter ended	June 30, 2020	June 30, 2019
RMB : USD exchange rate	7.1432	6.8024
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	50.1608	51.3658
three months average period ended

Quarter ended	June 30, 2020	June 30, 2019
RMB : USD exchange rate	7.0762	6.7572
six months average period ended
HKD : USD exchange rate	7.800	7.800
six months average period ended
PESO : USD exchange rate	50.241	51.4262
six months average period ended

Quarter ended	June 30, 2020	December 31, 2019
RMB : USD exchange rate	7.1158	6.9799
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	50.1608	51.1475

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

(t)Stock-based Compensation

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

(u)Commitments and contingencies

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

(v)Segment Reporting

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

(w)Recent accounting pronouncements

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

3. Accounts receivable

Accounts receivable consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)

Accounts receivable	1,429,564	777,348
Allowance for doubtful accounts	(3,863)	(3,788)
	1,425,701	773,560

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. Other receivables and prepayments

Other receivables and prepayments consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)

Deposits and prepaid expense	216,097	777,348
Others	206,602	(3,788)
	422,699	773,560

5. Inventories

Inventories as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)

Finished goods	227,623	219,592

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Plant and equipment, net

Plant and equipment consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)

Leasehold improvements	72,063	73,322
Office furniture and equipment	145,383	145,002
Computer equipment	317,587	315,332
Computer software	39,841	39,548
Motor Vehicle	155,261	154,434
Building	65,827	64,673
Total	795,962	792,311
Less: accumulated depreciation	(513,875)	(438,485)
Plant and equipment, net	282,087	353,826

Depreciation expense for the six months period ended June 30, 2020 and 2019 amounted to $76,132 and $76,188, respectively. For the six months period ended June 30, 2020 and 2019, no interest expense was capitalized into plant and equipment.

7. Goodwill

Goodwill consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)

Goodwill arising from acquisition of TSI	206,812	206,812

8. Leases

	June 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)

Operating lease right-of-use assets, net	297,256	824,230

The components of lease liabilities are as follows:

	June 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)

Lease liabilities, current	220,586	356,960
Lease liabilities, non-current	82,748	478,641
Present value of lease liabilities	303,334	835,601

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Leases (Continued)

Total lease cost for the six months period ended June 30, 2020 and 2019 amounted to $6,277 and $0, respectively. Weighted-average remaining lease term is 1.3 years, and weighted-average discount rate is 3%.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2020:

	June 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)

Year one	225,990	367,669
Year two	81,412	344,461
Year three	2,435	137,839
Year four	-	31,302
Thereafter	-	-
Total undiscounted cash flows	309,837	881,271
Less: Imputed interest	(6,503)	(45,670)
Present value of lease liabilities	303,334	835,601

9. Other payables and accrued liabilities

Other payables and accruals consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)

Accrual	650,549	519,853
Income taxes payable	55,043	33,406
	705,592	553,259

Accrual mainly represents salary payables and fringe and social security accruals. According to the prevailing laws and regulations of the PRC, all eligible employees of the Company’s subsidiaries are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The Company’s subsidiaries are required to accrue for these benefits based on certain percentages of the qualified employees’ salaries. The Company’s subsidiary is required to make contributions to the plans out of the amounts accrued.

The Company’s subsidiaries incorporated in Hong Kong manage a defined contribution Mandatory Provident Fund (the “MPF Scheme”) under the Mandatory Provident Fund Schemes Ordinance, for all of its employees in Hong Kong. The Company is required to contribute 5% of the monthly salaries for all Hong Kong based employees to the MPF Scheme up to a maximum statutory limit.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Deferred income

Deferred income consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)

Service fees received in advance	824,558	255,749

11. Statutory reserves

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

12. Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	June 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	1,104,992	534,806

	June 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Due to related parties
Mr. Edmund Yeung (ii)	32,909	32,909

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Related party and shareholder transactions (Continued)

Related party transactions

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest expenses payable to			-	(1,907)
Mr. Edmund Yeung (ii)	-	(959)	-	-

Service income received from
Value Exchange International Limited (i)	-	19,439	-	19,439
Value E Consultant International (M)	-	-	4,015	-
Sdn. Bhd (iii)	4,015	-	-	-
TAP Technology (HK) Limited (iv)	98,718	-	98,718	-
SmartMyWays Co., Limited (v)	45	-	23,249	-
ValueX International Pte. Ltd. (vi)	13,873	-	159,581	-

Subcontracting fees payable to
Value Exchange International Limited (i)	-	(192,306)	-	(257,086)
AppMyWays Co., Limited (vii)	(256,410)	-	(256,410)	-

Management fees received from
Value Exchange International Limited (i)	18,591	47,431	26,138	80,412
TAP Technology (HK) Limited (iv)	15,385	-	15,385	-
SmartMyWays Co., Limited (v)	15,385	-	15,385	-
Cucumbuy.com Limited (viii)	15,385	-	15,385	-
Retail Intelligent Unit Limited (ix)	6,153	-	6,153	-

(i)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)Mr. Edmund Yeung, a director of the Company. The balance included a loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016 amount to US$32,051 as of June 30, 2020. As of the day of this report, no repayment has been made since June 30, 2020.

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

(v)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Smartmyways Co., Limited, a company incorporated in Hong Kong; and Mr. Kenneth Tan, a director of the Company, is a director of Smartmyways Co., Limited. The balance is unsecured, interest free and repayable on demand.

(vi)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of ValueX International Pte. Ltd., a company incorporated in Singapore. The balance is unsecured, interest free and repayable on demand.

(vii)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of AppMyWays Co., Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Related party and shareholder transactions (Continued)

Related party transactions (Continued)

(viii)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Cucumbuy.com Limited, a company incorporated in Hong Kong; and Mr. Kenneth Tan, a director of the Company, is a director of Cucumbuy.com Limited. The balance is unsecured, interest free and repayable on demand.

(ix)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Retail Intelligent Unit Limited, a company incorporated in Hong Kong; and Mr. Kenneth Tan, a director of the Company, is a director of Retail Intelligent Unit Limited. The balance is unsecured, interest free and repayable on demand.

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

As of the date of this report, we still have not implemented any IP Business services to any customer. We have yet to sell any SinoPay GPP system concept to a customer as of the date of this report. We may decide in the future to promote the SinoPay GPP system concept, but our primary focus is and has been on growing our IT Business because of our strategic decision that IT Business presents greater growth and profit potential than IP Business in the short term. Further, we believe that the SinoGPP system will require ongoing and potentially expensive marketing and sales effort as well as upgrades in hardware and software due to the highly competitive market for Point Of Sale (“POS”) systems and longer sales cycle for POS systems than IT Business project and consulting sales. The development of online IP systems and enhancements in IP technologies has made SinoPay GPP a dated concept in functionality as of 2020.

Business Developments: SinoPay GPP and related IP Business. As previously reported, and since the Company has been unable to develop a revenue generating business for the IP Business, and the Company is focusing its resources on the more lucrative IT Business. The Company has decided to from time to time explore an alternative approach to the past effort to develop a revenue generating IP Business. The Company believes that the emphasis on the IT Business and Company’s limited cash flow and funding resources requires any future promotion and development of the IP Business must be conducted as a joint venture with a third party willing to raise the capital necessary to produce a commercially viable e-commerce system for the IP Business.  The Company lacks the strategic focus and current, available capital (as well as funding sources) to engage in the internal development of a viable modern e-commerce system for a commercially viable IP Business.

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

Mr. Mecke proposed a joint venture effort based on KTSI operating as majority owned subsidiary of the Company, the Company transferring its rights to the SinoPay GPP concept and know-how to KTSI in exchange, and Mr. Mecke undertaking the responsibility for funding KTSI’s effort to develop a updated, modern e-commerce system based on the SinoPay GPP concept or a derivative IP Business platform. As of the filing date of this Quarterly Report on Form 10-Q, neither KTSI nor Mr. Mecke has raised any funds or received any funding commitments for KTSI or any development effort for a new e-commerce system. With the resignation of Mr. Mecke as a director of the Company on February 18, 2020, the pursuit of KTSI as a new launch of the IP Business was suspended and is unlikely to be restarted as a business development initiative of VEII, but the idea of developing a new IP Business will be re-evaluated from time to time by the Company. With the disruption caused by the COVID-19 pandemic in 2020 in global economic conditions and inability of KTSI to locate adequate working capital funding for KTSI’s proposed IP business, KTSI is a dormant business development project as of the date of the filing of this Form 10- Q report.

The IP Business industry is very competitive and marked by rapid changes in technology and advances in functionality of e-payment and e-commerce systems, especially smart device based applications. The Company may pursue alternatives to KTSI for development of a viable IP Business.

Smart Tag. Through a cooperative effort with another company, Company has the ability to market a smart baggage tag that allows consumers to track the location of their baggage through a smart phone or device using the smart baggage tag and related application. In December 2019 and January 2019, Company made an in-person presentation to the airport authority for the Washington, D.C. region to sell the smart baggage tag in the airport authority’s airports, but did not receive an offer or approval to sell at the airports. The smart baggage tag has not yet produced any significant revenues. Nonetheless, smart baggage device represents an initial, though limited in market and revenues, effort by the Company to expand its markets and product line. The smart baggage tags can be sold by vending machine or from retail counters in the airport terminals. If sold at retail counters, the smart baggage tags would be sold by established vendors at the airport terminal. Efforts to pitch the smart baggage tag in the United States has not resulted in any offers or approvals to sell the smart baggage tag in a U.S. airport. No marketing effort for the smart baggage tag in the U.S. was made in the quarter ended June 30, 2020. Even if successful in obtaining a presence in airports, the smart tag would represent a minor deviation in our primary business line in terms of potential revenues and operating expenses.

The prospects of the Smart Tag business as of the date of this Form 10-Q report are uncertain. The Company will have to determine if an expanded or sustained marketing effort for the Smart Tag is possible based on available resources and business priorities.

Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry. The IT Business in Manila also faces the same competitive challengers. A general trend affecting our IT Business is the trend of increasing competition for skilled labor. With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets and possibly in Manila. We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong, Philippines and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail or be significantly affected. We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2019 or 2020 to date. Any surge in COVID-19 pandemic in Hong Kong may adversely impact our retention and recruitment of personnel. Until there is an effective, widely available vaccine for COVID-19, the uncertainty as to the impact of COVID-19 pandemic on our companies will continue.

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

In order for us to attain sustained success in the near term, we must continue to maintain and grow our customer base, provide high-quality service and satisfy our existing clients. In the current economic environment, we must provide our customers with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced more demand for our IT Business products and services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins in fiscal year 2020 or over the longer term.

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

Covid 19 Pandemic. Since the beginning of 2020, the worldwide spread of the novel coronavirus (“Covid 19”) has been rapid and unprecedented. On March 11, 2020, the World Health Organization declared Covid 19 a global pandemic. Efforts to control the spread of Covid 19 have led governments and other authorities to impose restrictions which have resulted in business closures and disrupted global supply chains. In addition to reductions in business levels, the altered marketplace environment has negatively impacted our freight mix and shipment profile. The extent of the long term adverse effect of the COVID-19 pandemic on our business results is unknown and depends on future developments, including the severity and duration of the pandemic and whether an effective, widely available vaccine is available.

Covid 19 pandemic affected our primary operations in Hong Kong SAR and Manila, Philippines in first fiscal quarter of 2020 by forcing limited business travel, limited access by non-residents to Hong Kong SAR, quarantine requirements and remote work arrangements by personnel, customers suspending or reducing operations and use of third party services and suspension or cancellations of normal business activities by us and customers. While there has been a degree of easing restrictions on businesses, there are still restrictions on our and customers’ business activities. Further, the Covid 19 pandemic may have a second wave of infections in the fall of 2020, which would probably impose a continuation or increase in restrictions of business activities. The full impact of. Covid 19 pandemic on our business may not be fully understood until the end of the third or fourth fiscal quarter of 2020. Covid 19 pandemic may make funding of new and existing business from third party sources more difficult due to obtain as a result of increased lending and funding demands by businesses that suspended or closed operations and had to rely on funding to cover operating overhead. The contraction of the local economies in our primary markets would indicate a probable downturn in our business in 2020.

As of the date of the filing of this Form 10-Q report, the COVID-19 pandemic has stabilized in Hong Kong SAR and most of China, but there can be no assurance that COVID-19 pandemic will not surge in Hong Kong SAR or China. Hong Kong SAR is still imposing travel restrictions, quarantine requirements and restricted access to the area by non-residents. COVID-19 pandemic has reached Manila area, but the full impact of the COVID-19 pandemic on Manila operations may not be understood or manifested until the third or fourth quarters of 2020. Manila region does not have as developed medical system and committed national mitigation response to COVID-19 pandemic as Hong Kong SAR or China and this inherent weakness makes predicting the impact of COVID-19 pandemic on our Manila operations or Manila area customer base difficult to predict for the remaining quarters of 2020. Any surge of, or lack of effective mitigation measures for, the COVID-19 pandemic in Manila region would likely adversely impact our Manila operations in the future.

Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. Company has not sought any assistance or loans under the CARES Act as of the date of this Form 10-Q report. Our operations and personnel are not based in the U.S.

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

VEI CHN is an investment holding company with two subsidiaries established in Hong Kong SAR, namely TAP Services (HK) Limited which was incorporated on August 25, 2003 and acquired by VEI CHN on September 25, 2008, and subsequently changed to its current name as Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 13, 2013, and Cucumbuy.com Limited (“CUCUMBUY”), which was incorporated on May 14, 2013 and disposed on May 21, 2018. VEI CHN set up a wholly-owned Foreign Enterprise (WOFE) in Shanghai, PRC, in September 2, 2008 in the name of Value Exchange Int’l (Shanghai) Limited (“VEI SHG”). In January 2019, VEI SHG set up a 51% subsidiary in Hunan, PRC, in the name of Value Exchange Int’l (Hunan) Limited (“VEI HN”). In February 2020, VEI SHG set up a 51% subsidiary in Shanghai, PRC, in the name of Shanghai Zhaonan Hengan Information Technology Co., Limited (“SZH”). KTSI was established in February 2019 as a joint business development initiative, but it is a dormant business development project as of second quarter of 2020.

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

(b) Systems development and integration

VEI CHN Group provides value-added software, which integrates with customer owned or licensed software, and ad-hoc software development projects for other business sectors. Besides use of proprietary, custom software code, VEI CHN services may from time to time license standard third party software programs.

Financial Performance Highlights

The following are some financial highlights for the second quarter of 2020:

•Net revenue: Our net revenues were $12,436,674 for the six months ended June 30, 2020, as compared to $4,326,720 for the same period in 2019, an increase of $8,109,954 or 187.4%.

•Gross profit: Gross profit for the six months ended June 30, 2020 was $727,772 or 5.9% of net revenues, as compared to $1,148,242 or 26.5% of net revenues for the same period in 2019, a decrease of $420,470 or 36.6%.

•(Loss) income from operations: Our loss from operations totaled $126,993 for the six months ended June 30, 2020, as compared to income from operations totaled $378,549 for the same period in 2019, a change of $505,542 or 133.5%.

•Net income: We had a net income of $56,720 for the six months ended June 30, 2020, compared to $474,417 for the same period in 2019, a decrease of $417,697 or 88.0%.

•Basic and diluted net income per share was $0.00 for the six months ended June 30, 2020.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2020 and 2019

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	4,233,763	100%	2,050,556	100%
COST OF SERVICES
Cost of service income	(3,994,147)	(94.3%)	(1,532,446)	(74.7%)
GROSS PROFIT	239,616	5.7%	518,110	25.3%
Operating expenses:
General and administrative expenses	(419,250)	(9.9%)	(402,591)	(19.6%)
Foreign exchange loss	(845)	(0.0%)	(1,282)	(0.1%)
INCOME FROM OPERATIONS	(180,479)	(4.3%)	114,237	5.6%
OTHER INCOME (EXPENSES)	100,731	2.4%	52,911	2.6%
LOSS (INCOME) BEFORE PROVISION FOR INCOME TAXES	(79,748)	(1.9%)	167,148	8.2%
INCOME TAXES CREDIT	-	0.0%	5,551	0.30%
NET (LOSS) INCOME	(79,748)	(1.9%)	172,699	8.50%

Net revenues. Net revenues were $4,233,763 for the three months ended June 30, 2020, as compared to $2,050,556 for the same period in 2019, an increase of $2,183,207 or 106.5%. This increase was primarily attributable to the increase in our revenue from i) sales of systems maintenance with revenues increasing from $1,459,467 for the three months ended June 30, 2019 to $1,881,849 for the three months ended June 30, 2020; ii) sales of systems development and integration with revenue increasing from $11,870 for the three months ended June 30, 2019 to $2,176,018 for the three months ended June 30, 2020; offset by iii) sales of hardware and consumables with revenues decreasing from $579,219 for the three months ended June 30, 2019 to $175,896 for the three months ended June 30, 2020.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and general operating overhead. Our cost of services increased to $3,994,147 or 94.3% of net revenues, for the three months ended June 30, 2020, as compared to $1,532,446 or 74.7% of net revenues, for the same period in 2019, an increase of $2,461,701 or 160.6%. The increase in cost of services was mainly attributable to the increase in our cost of technical staff, contracting fees to suppliers and general operating overhead.

Gross profit. Gross profit for the three months ended June 30, 2020 was $ 239,616 or 5.7% of net revenues, as compared to $518,110 or 25.3% of net revenues, for the same period in 2019, a decrease of $278,494 or 53.8%. The decrease of gross profit was largely due to the increase in cost of services, offset by the increase in net revenues in this period, as compared with the same period of 2019.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $419,250 or 9.9% of net revenues, for the three months ended June 30, 2020, as compared to $402,591 or 19.6% of net revenues, for the same period in 2019, an increase of $16,659 or 4.1%. The reasons for the decrease was attributable to the increase in staff cost, amortization, and other administrative cost.

(Loss) income from operations. As a result of the above, our loss from operations totaled $180,479 for the three months ended June 30, 2020, as compared to income from operations totaled $114,237 for the same period in 2019, a change of $294,716 or 258.0%.

Income taxes credit. Income taxes credit totaled Nil during the three months ended June 30, 2020, as compared to $5,551 for the same period in 2019, a decrease of $5,551 or 100%.

Net (loss) income. As a result of the foregoing, we had a net loss of $79,748 for the three months ended June 30, 2020, compared to net income of $172,699 for the same period in 2019, a change of $252,447 or 146.2%, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2020 and 2019

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	12,436,674	100%	4,326,720	100%
COST OF SERVICES
Cost of service income	(11,708,902)	(94.1%)	(3,178,478)	(73.5%)
GROSS PROFIT	727,772	5.9%	1,148,242	26.5%
Operating expenses:
General and administrative expenses	(858,141)	(6.9%)	(767,944)	(17.7%)
Foreign exchange loss	3,376	(0.0%)	(1,749)	(0.1%)
(LOSS) INCOME FROM OPERATIONS	(126,993)	(1.0%)	378,549	8.7%
OTHER INCOME (EXPENSES)	177,575	1.4%	84,766	2.0%
INCOME BEFORE PROVISION FOR INCOME TAXES	50,582	0.4%	463,315	10.7%
INCOME TAXES CREDIT	6,138	0.0%	11,102	0.3%
NET (LOSS) INCOME	56,720	0.4%	474,417	11.0%

Net revenues. Net revenues were $12,436,674 for the six months ended June 30, 2020, as compared to $4,326,720 for the same period in 2019, an increase of $8,109,954 or 187.4%. This increase was primarily attributable to the increase in our revenues from i) sales of systems maintenance with revenues increasing from $2,939,807 for the six months ended June 30, 2019 to $3,376,959 for the six months ended June 30, 2020; ii) sales of systems development and integration with revenues increasing from $29,220 for the six months ended June 30, 2019 to $8,386,083 for the six months ended June 30, 2020; offset by iii) sales of hardware and consumables with revenue decreasing from $1,357,693 for the six months ended June 30, 2019 to $673,632 for the six months ended June 30, 2020.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $11,708,902 or 94.1% of net revenues, for the six months ended June 30, 2020, as compared to $3,178,478 or 73.5% of net revenues, for the same period in 2019, an increase of $8,530,424 or 268.4%. The increase in cost of services was mainly attributable to the increase in our cost of technical staff, contracting fees to suppliers and general operating overhead.

Gross profit. Gross profit for the six months ended June 30, 2020 was $727,772 or 5.9% of net revenues, as compared to $1,148,242 or 26.5% of net revenues, for the same period in 2019, a decrease of $420,470 or 36.6%. The decrease of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services in this period, as compared with the same period of 2019.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $858,141 or 6.9% of net revenues, for the six months ended June 30, 2020, as compared to $767,944 or 17.7% of net revenues, for the same period in 2019, an increase of $90,197 or 11.7%. The primary reason for the increase was attributable to the increase in staff cost and other administrative cost.

(Loss) income from operations. As a result of the above, our loss from operations totaled $126,993 for the six months ended June 30, 2020, as compared to income from operations totaled $378,549 for the same period in 2019, a change of $505,542 or 133.5%.

Income tax credit. Income taxes credit totaled $6,138 during the six months ended June 30, 2020, as compared to $11,102 for the same period in 2019, a decrease of $4,964 or 44.7%.

Net income. As a result of the foregoing, we had a net income of $56,720 for the six months ended June 30, 2020, compared to $474,417 for the same period in 2019, a decrease of $417,697 or 88.0%, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $796,238. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Six Months Ended
	June 30,
	2020	2019
	US$	US$
Net cash provided by (used in) operating activities	792,820	(608,450)
Net cash used in investing activities	(1,057)	(27,556)
Net cash (used in) provided by financing activities	(221,986)	26,873
Effect of exchange rate changes on cash and cash equivalents	(7,628)	(14,267)
Net increase (decrease) in cash and cash equivalents	562,149	(623,400)
Cash and cash equivalents at the beginning of period	234,089	729,069
Cash and cash equivalents at the end of period	796,238	105,669

Operating Activities

Net cash provided by operating activities was $792,820 for the six months ended June 30, 2020, which was a change of $1,401,270 from net cash used in operating activities $608,450 for the same period of 2019. The change in net cash provided by (used in) operating activities was mainly attributable to the following:

1)A change of Accounts payable, Other payables and accrued liabilities, and Deferred income increased our operating cash balances by $1,103,033, $305,748, and $759,384 respectively; offset by;

2)Net income of $56,720 for the six months ended June 30, 2020, compared to $474,417 for the same period in 2019; and

3)A change of Accounts receivable, and Amounts due from related parties decreased our operating cash balances by $138,051 and $323,692.

Investing Activities

Net cash used in investing activities was $1,057 for the six months ended June 30, 2020, which was a decrease of $26,499 or 96.2% from $27,556 in the same period in 2019. The decrease in net cash used in investing activities was attributable to cash used in the purchase of plant and equipment by $1,396; offset by interest received by $339, during the six months ended June 30, 2020.

Financing Activities

Net cash used in financing activities was $221,986 for the six months ended June 30, 2020, which was a change of $248,859 from net cash provided by financing activities $26,873 in the same period in 2019. The change in net cash provided by financing activities was attributable to the proceeds from non-controlling interests by $7,012; offset by repayment of bank loan by $13,686, principal payments on finance leases by $213,345, and interest paid by $1,967 during the six months ended June 30, 2020.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2020:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2020 and 2019.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income
systems development and integration	2,176,018	11,870	8,386,083	29,220
systems maintenance	1,881,849	1,459,467	3,376,959	2,939,807
sales of hardware and consumables	175,896	579,219	673,632	1,357,693
	4,233,763	2,050,556	12,436,674	4,326,720

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

Quarter ended	June 30, 2020	June 30, 2019
RMB : USD exchange rate	7.1432	6.8024
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	50.1608	51.3658
three months average period ended

Quarter ended	June 30, 2020	June 30, 2019
RMB : USD exchange rate	7.0762	6.7572
six months average period ended
HKD : USD exchange rate	7.800	7.800
six months average period ended
PESO : USD exchange rate	50.241	51.4262
six months average period ended

Quarter ended	June 30, 2020	December 31, 2019
RMB : USD exchange rate	7.1158	6.9799
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	50.1608	51.1475

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

With the resignation of Matthew Mecke on February 18, 2020, the Company has only one Audit Committee member. The Company is periodically seeking a new independent director to serve on the Audit Committee, but the Company has not found a replacement independent director as of the date of the filing of this Form 10-Q report.

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

With the impact of Covid 19 pandemic on our operations, we intend to re-evaluate internal controls in light of impact on our operations, both short term and possibly long term, in the third and fourth fiscal quarter of 2020. Adjustments in internal controls may be necessary if Covid 19 pandemic imposes long term remote working for our personnel or adverse impact on business activities of customers.

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

The inability to predict the duration, scope and severity if the COVID-19 pandemic, and the possibility of its reoccurrence or surging in future waves, as well as the lack of an effective, widely available vaccine, creates the possibility of COVID-19 pandemic requiring a re-examination and possible adjustment of internal controls and systems.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

August 19, 2020	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director
(Principal Executive Officer)

August 19, 2020	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)