Form 10-Q
period 2020-09-30
Value Exchange International, Inc.
filed 2020-11-13
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of September 30, 2020, there were 29,656,130 shares of common stock issued and outstanding. The registrant’s common stock is quoted on the OTCQB Venture Market of The OTC Markets Group, Inc. under the trading symbol “VEII.”

FORM 10-Q

Value Exchange International, Inc.

Item 1 Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	808,668	234,089
Accounts receivable, less allowance for doubtful accounts	842,865	773,560
Amounts due from a related party	1,211,836	534,806
Other receivables and prepayments	523,289	257,173
Inventories	229,170	219,592
Total current assets	3,615,828	2,019,220

NON-CURRENT ASSETS
Plant and equipment, net	383,582	353,826
Deferred tax assets	53,870	56,045
Goodwill	206,812	206,812
Operating lease right-of-use assets, net	214,768	824,230
Total non-current assets	859,032	1,440,913

Total assets	4,474,860	3,460,133

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	1,139,484	685,150
Other payables and accrued liabilities	650,823	553,259
Deferred income	895,491	255,749
Amounts due to related parties	40,409	32,909
Operating lease liabilities, current	163,534	356,960
Current portion of long term bank loan and short term bank loan	40,438	13,686
Total current liabilities	2,930,179	1,897,713

NON-CURRENT LIABILITIES
Long term bank loan	71,660
Operating lease liabilities, non-current	56,016	478,641
Total non-current liabilities	127,676	478,641

Total liabilities	3,057,855	2,376,354

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Statutory reserves	11,667	11,925
Retained earnings	617,412	308,813
Accumulated other comprehensive losses	67,512	60,742
Total shareholders’ equity	1,387,477	1,072,366
Non-controlling interest	29,528	11,413
	1,417,005	1,083,779

Total liabilities and shareholders’ equity	4,474,860	3,460,133

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income	4,641,036	2,065,642	17,077,710	6,392,362

COST OF SERVICES
Cost of service income	(4,005,748)	(1,606,083)	(15,714,650)	(4,784,561)

GROSS PROFIT	635,288	459,559	1,363,060	1,607,801

OPERATING EXPENSES:
General and administrative expenses	(437,258)	(376,830)	(1,295,399)	(1,144,774)
Foreign exchange (loss) gain	(24,030)	35,982	(20,654)	34,233
INCOME FROM OPERATIONS	174,000	118,711	47,007	497,260

OTHER INCOME (EXPENSES):
Interest income	207	113	546	374
Interest expense	(7,703)	(8,159)	(9,670)	(10,410)
Finance cost	(2,666)	-	(8,943)	-
VAT refund	38,198	12,068	110,742	12,068
Management fee income	37,856	26,671	116,302	107,083
Others	10,295	6,023	44,785	12,367
Total other income (expenses), net	76,187	36,716	253,762	121,482

INCOME BEFORE PROVISION FOR INCOME TAXES	250,187	155,427	300,769	618,742
INCOME TAXES (EXPENSES) CREDIT	(1,738)	5,552	4,400	16,654
NET INCOME	248,449	160,979	305,169	635,396

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	29,440	77,854	6,770	73,633

COMPREHENSIVE INCOME	277,889	238,833	311,939	709,029

ATTRIBUTABLE TO:
Equity holders of the Company	271,736	241,121	315,369	726,539
Non-controlling interests	6,153	(2,288)	(3,430)	(17,510)
	277,889	238,833	311,939	709,029

Net income per share, basic and diluted	0.01	0.01	0.01	0.02

Weighted average number of shares outstanding	29,656,130	29,656,130	29,656,130	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	305,169	635,396
Adjustments to reconcile net profit to cash provided by (used in) operating activities:
Depreciation	113,820	115,778
Amortization	289,492	50,160
Interest income	(546)	(374)
Interest expenses	9,788	10,410
Finance costs on Right-of-use assets	8,825	-
Loss on disposal of plant and equipment	3,213	-
Deferred income taxes	2,175	(42,373)
Changes in operating assets and liabilities:
Accounts receivable	(69,305)	(210,459)
Other receivables and prepayments	(266,116)	(75,845)
Amounts due from related parties	(677,030)	(385,664)
Inventories	(9,578)	(3,353)
Accounts payable	454,334	(163,642)
Other payables and accrued liabilities	97,564	(228,425)
Deferred income	639,742	(242,479)
Amounts due to related parties	7,500	(24,232)
Net cash provided by (used in) operating activities	909,047	(565,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(139,725)	(78,861)
Interest received	546	374
Net cash used in investing activities	(139,179)	(78,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-controlling interests	7,012	34,851
Interest paid	(9,788)	(8,039)
Principal payments on leases	(314,020)	-
Proceeds from bank loan	120,238	-
Repayment of bank loan	(22,172)	(1,926)
Repayment of loan from a director	-	(32,051)
Net cash used in financing activities	(218,730)	(7,165)

EFFECT OF EXCHANGE RATE ON CASH	23,441	86,303
INCREASE (DECREASE) IN CASH	574,579	(564,451)
CASH, beginning of period	234,089	729,069
CASH, end of period	808,668	164,618

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	4,400	-

The accompanying notes are an integral part of these consolidated financial statements

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

The Company provides IT Business’ services and solutions to the retail sector through three operating subsidiaries located in Hong Kong SAR or People’s Republic of China (“PRC”). The Company acts as a subcontractor from time to time.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Continuance of Business (Continued)

In January 2019, Koinon Technology Services, Inc. (“KTSI”) was formed under the laws of the U.S. Virgin Islands as a joint venture to develop a new point of sale, internet based service. VEII holds 51% of the issued common stock of KTSI. KTSI has conducted no operations as of the date of the filing of this Form 10-Q report and has raised no working capital for its proposed business. The Company will review the feasibility of launching a new effort to develop an e-payment system in fiscal year 2021 and whether to continue KTSI. With the resignation of Matthew Mecke as a director of the Company, who was heading efforts to obtain working capital for KTSI, any future continuation of KTSI would require appointing a new executive and renewed working capital raise efforts, which efforts may fail to attract any or sufficient working capital to commence business operations. The Company may elect to focus on its IT Business rather than devoting resources and working capital to a new e-pay system development effort. The Company would have to raise working capital for any e-pay system development effort from investors or lenders as existing Company cash flow and cash reserves is dedicated to the IT Business. KTSI is a dormant business as of the date of the filing of this Form 10-Q.

In February 2020, VEI SHG established an operating subsidiary, Shanghai Zhaonan Hengan Information Technology Co., Limited (“SZH”) in Shanghai, PRC, under the laws of the PRC. SZH engages in IT services.

As of September 30, 2020, the Company held four wholly-owned subsidiaries, and three subsidiaries with 51% ownership.

2. Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2020:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%
Koinon Technology Services, Inc.	U.S. Virgin Islands, USA	51%
Value Exchange Int’l (Hunan) Limited	PRC	51%
Shanghai Zhaonan Hengan Information Technology Co., Ltd	PRC	51%

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

e)Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. During the period/year ended September 30, 2020 and December 31, 2019, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

Level one -Quoted market prices in active markets for identical assets or liabilities;

Level two -Inputs other than level one inputs that are either directly or indirectly observable; and

Level three -Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

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

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2020 and 2019.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

	Three Months		Nine months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	2,260,182	23,426	10,646,265	52,646
- systems maintenance	2,128,324	1,519,903	5,505,283	4,459,710
- sales of hardware and consumables	252,530	522,313	926,162	1,880,006
	4,641,036	2,065,642	17,077,710	6,392,362

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

p)Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the nine months ended September 30, 2020 and 2019 were insignificant.

q)Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the nine months ended September 30, 2020 and 2019 were insignificant.

r)Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the nine months ended September 30, 2020 and 2019 were insignificant.

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

Quarter ended	September 30, 2020	September 30, 2019
RMB : USD exchange rate	6.9599	6.9962
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	50.1608	50.2405
three months average period ended

Quarter ended	September 30, 2020	September 30, 2019
RMB : USD exchange rate	7.0351	6.8386
nine months average period ended
HKD : USD exchange rate	7.800	7.800
nine months average period ended
PESO : USD exchange rate	50.2129	51.0068
nine months average period ended

Quarter ended	September 30, 2020	December 31, 2019
RMB : USD exchange rate	6.859	6.9799
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	50.1608	51.1475

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Accounts receivable

Accounts receivable consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Accounts receivable	846,728	777,348
Allowance for doubtful accounts	(3,863)	(3,788)
	842,865	773,560

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. Other receivables and prepayments

Other receivables and prepayments consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Deposits and prepaid expense	165,484	215,141
Others	357,805	42,032
	523,289	257,173

5. Inventories

Inventories as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Finished goods	229,170	219,592

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Plant and equipment, net

Plant and equipment consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Leasehold improvements	74,622	73,322
Office furniture and equipment	241,490	145,002
Computer equipment	323,279	315,332
Computer software	41,331	39,548
Motor Vehicle	148,256	154,434
Building	65,827	64,673
Total	894,805	792,311
Less: accumulated depreciation	(511,223)	(438,485)
Plant and equipment, net	383,582	353,826

Depreciation expense for the nine months period ended September 30, 2020 and 2019 amounted to $113,820 and $115,778, respectively. For the nine months period ended September 30, 2020 and 2019, no interest expense was capitalized into plant and equipment.

7. Goodwill

Goodwill consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Goodwill arising from acquisition of TSI	206,812	206,812

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

	September 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Operating lease right-of-use assets, net	214,768	824,230

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Leases (Continued)

The components of lease liabilities are as follows:

	September 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Lease liabilities, current	163,534	356,960
Lease liabilities, non-current	56,016	478,641
Present value of lease liabilities	219,550	835,601

Total lease cost for the nine months period ended September 30, 2020 and 2019 amounted to $8,825 and $0, respectively. Weighted-average remaining lease term is 1.2 years, and weighted-average discount rate is 3%.

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2020:

	September 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Year one	167,494	367,669
Year two	56,576	344,461
Year three	-	137,839
Year four	-	31,302
Thereafter	-	-
Total undiscounted cash flows	224,070	881,271
Less: Imputed interest	(4,520)	(45,670)
Present value of lease liabilities	219,550	835,601

9. Bank loan

Bank loan and accruals consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Long term bank loan	112,098	-
Less: Current portion of long term bank loan	(40,438)	-
	71,660	-
Short term bank loan	-	13,686
Current portion of long term bank loan	40,438	-
	40,438	13,686

As of September 30, 2020 and December 31, 2019, the Company's bank loan secured by plant and equipment with net carrying amount of $126,963 and nil respectively.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Other payables and accrued liabilities

Other payables and accruals consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)

Accrual	576,435	519,853
Income taxes payable	74,388	33,406
	650,823	553,259

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

11. Deferred income

Deferred income consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Service fees received in advance	895,491	255,749

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	September 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Due from a related party
Value Exchange International Limited (i)	1,211,836	534,806

	September 30,	December 31,
	2020	2019
	US$	US$
	(unaudited)
Due to related parties	32,909	32,909
Mr. Edmund Yeung (ii)	7,500	-
Mr. Johan Pehrson (iii)	40,409	32,909

Related party transactions

	Three Months		Nine months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest expenses payable to
Mr. Edmund Yeung (ii)	-	(1,423)	-	(2,371)

Service income received from
Value Exchange International Limited (i)	-	123,716	-	370,410
Value E Consultant International (M) Sdn. Bhd (iv)	14,054	39,000	18,069	76,359
TAP Technology (HK) Limited (v)	82,051	-	180,769	-
SmartMyWays Co., Limited (vi)	-	-	23,249	-
ValueX International Pte. Ltd. (vii)	-	-	159,581	-
AppMyWays Co., Limited (viii)	382,043	-	382,043	-

Subcontracting fees payable to
Value Exchange International Limited (i)	-	(5,056)	-	(16,910)
AppMyWays Co., Limited (viii)	(257,949)	-	(514,359)	-

Management fees received from
Value Exchange International Limited (i)	11,702	74,102	37,840	107,083
TAP Technology (HK) Limited (v)	7,692	-	23,077	-
SmartMyWays Co., Limited (vi)	7,692	-	23,077	-
Cucumbuy.com Limited (ix)	7,692	-	23,077	-
Retail Intelligent Unit Limited (x)	3,077	-	9,230	-

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related party and shareholder transactions (Continued)

Related party transactions (Continued)

(i)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)Mr. Edmund Yeung, a director of the Company. The balance included a loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016 amount to US$32,909 as of September 30, 2020. As of the day of this report, no repayment has been made since September 30, 2020.

The remaining balance is unsecured, interest free and repayable on demand.

(iii)Mr. Johan Pehrson, a director of the Company. The balance is unsecured, interest free and repayable on demand.

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

(x)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Retail Intelligent Unit Limited, a company incorporated in Hong Kong; and Mr. Kenneth Tan, a director of the Company, is a director of Retail Intelligent Unit Limited. The balance is unsecured, interest free and repayable on demand.

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

We intend to seek expansion of our current geographical markets to other parts of Southeast Asia by seeking new businesses and by possible acquisitions of existing businesses. However, seeking new business and expanding our markets will require adequate and affordable funding or working capital and beating competition for the new business. Acquisitions will require finding suitable acquisitions that will agree to terms and conditions acceptable to us and the successful integration of new businesses into our operations. We may be unable to win new business or acquire any new businesses and, consequently, we may be unable to expand our geographical markets. We have not expanded into any new markets by acquisition or otherwise during the fiscal quarter ended, September 30, 2020 and we have not arranged for funding for any acquisitions or expansion of business during the quarter ended September 30, 2020.

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

As of the date of filing of this report, we still have not implemented any IP Business services to any customer. We have yet to sell any SinoPay GPP system concept to a customer as of the date of this report. We may decide in the future to promote the SinoPay GPP system concept, but our primary focus is and has been on growing our IT Business because of our strategic decision that IT Business presents greater growth and profit potential than IP Business in the short term. Further, we believe that the SinoGPP system will require ongoing and potentially expensive marketing and sales effort as well as upgrades in hardware and software due to the highly competitive market for Point Of Sale (“POS”) systems and longer sales cycle for POS systems than IT Business project and consulting sales. The development of online IP systems and enhancements in IP technologies has made SinoPay GPP a dated concept in functionality as of 2020.

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

Mr. Mecke proposed a joint venture effort based on KTSI operating as majority owned subsidiary of the Company, the Company transferring its rights to the SinoPay GPP concept and know-how to KTSI in exchange, and Mr. Mecke undertaking the responsibility for funding KTSI’s effort to develop a updated, modern e-commerce system based on the SinoPay GPP concept or a derivative IP Business platform. As of the filing date of this Quarterly Report on Form 10-Q, neither KTSI nor Mr. Mecke has raised any funds or received any funding commitments for KTSI or any development effort for a new e-commerce system. With the resignation of Mr. Mecke as a director of the Company on February 18, 2020, the pursuit of KTSI as a new launch of the IP Business was suspended and is unlikely to be restarted as a business development initiative of VEII in 2020, but the idea of developing a new IP Business will be re-evaluated from time to time by the Company. With the disruption caused by the COVID-19 pandemic in 2020 in global economic conditions and inability of KTSI to locate adequate working capital funding for KTSI’s proposed IP business, KTSI is a dormant business development project as of the date of the filing of this Form 10- Q report.

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

As of the date of the filing of this Form 10-Q report, the COVID-19 pandemic has stabilized in Hong Kong SAR and most of China, but there can be no assurance that COVID-19 pandemic will not surge in Hong Kong SAR or China. Hong Kong SAR is still imposing travel restrictions, quarantine requirements and restricted access to the area by non-residents. COVID-19 pandemic has reached Manila area, but the full impact of the COVID-19 pandemic on Manila operations may not be understood or manifested until the end of 2020. Manila region does not have as developed medical system and committed national mitigation response to COVID-19 pandemic as Hong Kong SAR or China and this inherent weakness makes predicting the impact of COVID-19 pandemic on our Manila operations or Manila area customer base difficult to predict for the remaining quarters of 2020. Any surge of, or lack of effective mitigation measures for, the COVID-19 pandemic in Manila region would likely adversely impact our Manila operations in the future.

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

VEI CHN is an investment holding company with two subsidiaries established in Hong Kong SAR, namely TAP Services (HK) Limited which was incorporated on August 25, 2003 and acquired by VEI CHN on September 25, 2008, and subsequently changed to its current name as Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 13, 2013, and Cucumbuy.com Limited (“CUCUMBUY”), which was incorporated on May 14, 2013 and disposed on May 21, 2018. VEI CHN set up a wholly-owned Foreign Enterprise (WOFE) in Shanghai, PRC, in September 2, 2008 in the name of Value Exchange Int’l (Shanghai) Limited (“VEI SHG”). In January 2019, VEI SHG set up a 51% subsidiary in Hunan, PRC, in the name of Value Exchange Int’l (Hunan) Limited (“VEI HN”). In February 2020, VEI SHG set up a 51% subsidiary in Shanghai, PRC, in the name of Shanghai Zhaonan Hengan Information Technology Co., Limited (“SZH”). KTSI was established in February 2019 as a joint business development initiative, but it is a dormant business development project as of third quarter of 2020.

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

Financial Performance Highlights

The following are some financial highlights for the third quarter of 2020:

•Net revenue: Our net revenues were $17,077,710 for the nine months ended September 30, 2020, as compared to $6,392,362 for the same period in 2019, an increase of $10,685,348 or 167.2%.

•Gross profit: Gross profit for the nine months ended September 30, 2020 was $1,363,060 or 8.0% of net revenues, as compared to $1,607,801 or 25.2% of net revenues for the same period in 2019, a decrease of $244,741 or 15.2%.

•Income from operations: Our income from operations totaled $47,007 for the nine months ended September 30, 2020, as compared to $497,260 for the same period in 2019, a decrease of $450,253 or 90.5%.

•Net income: We had a net income of $305,449 for the nine months ended September 30, 2020, compared to $635,396 for the same period in 2019, a decrease of $329,947 or 51.9%.

•Basic and diluted net income per share was $0.01 for the nine months ended September 30, 2020.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2020 and 2019

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	4,641,036	100%	2,065,642	100%
COST OF SERVICES
Cost of service income	(4,005,748)	(86.3%)	(1,606,083)	(77.8%)
GROSS PROFIT	635,288	13.7%	459,559	22.2%
Operating expenses:
General and administrative expenses	(437,258)	(9.4%)	(376,830)	(18.2%)
Foreign exchange loss	(24,030)	(0.5%)	35,982	1.7%
INCOME FROM OPERATIONS	174,000	3.7%	118,711	5.7%
OTHER INCOME (EXPENSES)	76,187	1.6%	36,716	1.8%
INCOME BEFORE PROVISION FOR INCOME TAXES	250,187	5.4%	155,427	7.5%
INCOME TAXES (EXPENSES) CREDIT	(1,738)	(0.0%)	5,552	0.3%
NET INCOME	248,449	5.4%	160,979	7.8%

Net revenues. Net revenues were $4,641,036 for the three months ended September 30, 2020, as compared to $2,065,642 for the same period in 2019, an increase of $2,575,394 or 124.7%. This increase was primarily attributable to the increase in our revenue from i) sales of systems maintenance with revenues increasing from $1,519,903 for the three months ended September 30, 2019 to $2,128,324 for the three months ended September 30, 2020; ii) sales of systems development and integration with revenue increasing from $23,426 for the three months ended September 30, 2019 to $2,260,182 for the three months ended September 30, 2020; offset by iii) sales of hardware and consumables with revenues decreasing from $522,313 for the three months ended September 30, 2019 to $252,530 for the three months ended September 30, 2020.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and general operating overhead. Our cost of services increased to $4,005,748 or 86.3% of net revenues, for the three months ended September 30, 2020, as compared to $1,606,083 or 77.8% of net revenues, for the same period in 2019, an increase of $2,399,665 or 149.4%. The increase in cost of services was mainly attributable to the increase in our contracting fees to suppliers and general operating overhead.

Gross profit. Gross profit for the three months ended September 30, 2020 was $635,288 or 13.7% of net revenues, as compared to $459,559 or 22.2% of net revenues, for the same period in 2019, an increase of $175,729 or 38.2%. The increase of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services in this period, as compared with the same period of 2019.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $437,258 or 9.4% of net revenues, for the three months ended September 30, 2020, as compared to $376,830 or 18.2% of net revenues, for the same period in 2019, an increase of $60,428 or 16.0%. The reasons for the decrease was attributable to the increase in staff cost, amortization, and other administrative cost.

Income from operations. As a result of the above, our loss from operations totaled $174,000 for the three months ended September 30, 2020, as compared to income from operations totaled $118,711 for the same period in 2019, an increase of $55,289 or 46.6%.

Income taxes (expenses) credit. Income taxes expenses totaled $1,738 during the three months ended September 30, 2020, as compared to income taxes credit totaled $5,552 for the same period in 2019, a change of $7,290 or 131.3%.

Net income. As a result of the foregoing, we had a net income of $248,449 for the three months ended September 30, 2020, compared to net income of $160,979 for the same period in 2019, an increase of $87,470 or 54.3%, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2020 and 2019

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	17,077,710	100%	6,392,362	100%
COST OF SERVICES
Cost of service income	(15,714,650)	(92.0%)	(4,784,561)	(74.8%)
GROSS PROFIT	1,363,060	8.0%	1,607,801	25.2%
Operating expenses:
General and administrative expenses	(1,295,399)	(7.6%)	(1,144,774)	(17.9%)
Foreign exchange (loss) gain	(20,654)	(0.1%)	34,233	0.5%
INCOME FROM OPERATIONS	47,007	0.3%	497,260	7.8%
OTHER INCOME (EXPENSES)	253,762	1.5%	121,482	1.9%
INCOME BEFORE PROVISION FOR INCOME TAXES	300,769	1.8%	618,742	9.7%
INCOME TAXES CREDIT	4,400	0.0%	16,654	0.3%
NET INCOME	305,169	1.8%	635,396	10.0%

Net revenues. Net revenues were $17,077,710 for the nine months ended September 30, 2020, as compared to $6,392,362 for the same period in 2019, an increase of $10,685,348 or 167.2%. This increase was primarily attributable to the increase in our revenues from i) sales of systems maintenance with revenues increasing from $4,459,710 for the nine months ended September 30, 2019 to $5,505,283 for the nine months ended September 30, 2020; ii) sales of systems development and integration with revenues increasing from $52,646 for the nine months ended September 30, 2019 to $10,646,265 for the nine months ended September 30, 2020; offset by iii) sales of hardware and consumables with revenue decreasing from $1,880,006 for the nine months ended September 30, 2019 to $926,162 for the nine months ended September 30, 2020.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $15,714,650 or 92.0% of net revenues, for the nine months ended September 30, 2020, as compared to $4,784,561 or 74.8% of net revenues, for the same period in 2019, an increase of $10,930,089 or 228.4%. The increase in cost of services was mainly attributable to the increase in our cost of technical staff, contracting fees to suppliers and general operating overhead.

Gross profit. Gross profit for the nine months ended September 30, 2020 was $1,363,060 or 8.0% of net revenues, as compared to $1,607,801 or 25.2% of net revenues, for the same period in 2019, a decrease of $244,741 or 15.2%. The decrease of gross profit was largely due to the increase in cost of services, offset by the increase in net revenues in this period, as compared with the same period of 2019.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $1,295,399 or 7.6% of net revenues, for the nine months ended September 30, 2020, as compared to $1,144,774 or 17.9% of net revenues, for the same period in 2019, an increase of $150,625 or 13.2%. The primary reason for the increase was attributable to the increase in staff cost, amortization, and other administrative cost.

Income from operations. As a result of the above, our income from operations totaled $47,007 for the nine months ended September 30, 2020, as compared to $497,260 for the same period in 2019, a decrease of $450,253 or 90.5%.

Income tax credit. Income taxes credit totaled $4,400 during the nine months ended September 30, 2020, as compared to $16,654 for the same period in 2019, a decrease of $12,254 or 73.6%.

Net income. As a result of the foregoing, we had a net income of $305,169 for the nine months ended September 30, 2020, compared to $635,396 for the same period in 2019, a decrease of $330,227 or 52.0%, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $808,668.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Nine Months Ended
	September 30,
	2020	2019
	US$	US$
Net cash provided by (used in) operating activities	909,047	(565,102)
Net cash used in investing activities	(139,179)	(78,487)
Net cash used in financing activities	(218,730)	(7,165)
Effect of exchange rate changes on cash and cash equivalents	23,441	86,303
Net increase (decrease) in cash and cash equivalents	574,579	(564,451)
Cash and cash equivalents at the beginning of period	234,089	729,069
Cash and cash equivalents at the end of period	808,668	164,618

Operating Activities

Net cash provided by operating activities was $909,047 for the nine months ended September 30, 2020, which was a change of $1,474,149 from net cash used in operating activities $565,102 for the same period of 2019. The change in net cash provided by (used in) operating activities was mainly attributable to the following:

1)A change of Accounts payable, Other payables and accrued liabilities, and Deferred income increased our operating cash balances by $617,976, $325,989, and $882,221 respectively; offset by;

2)Net income of $305,169 for the nine months ended September 30, 2020, compared to $635,396 for the same period in 2019; and

3)A change of Other receivable and prepayment, and Amounts due from related parties decreased our operating cash balances by $190,271 and $291,366.

Investing Activities

Net cash used in investing activities was $139,179 for the nine months ended September 30, 2020, which was an increase of $60,692 or 77.3% from $78,487 in the same period in 2019. The increase in net cash used in investing activities was attributable to cash used in the purchase of plant and equipment by $139,725; offset by interest received by $546, during the nine months ended September 30, 2020.

Financing Activities

Net cash used in financing activities was $218,730 for the nine months ended September 30, 2020, which was an increase of $211,565 from $7,165 in the same period in 2019. The increase in net cash used in financing activities was attributable to the proceeds from non-controlling interests by $7,012, and proceeds from bank loan by $120,238; offset by repayment of bank loan by $22,172, principal payments on finance leases by $314,020, and interest paid by $9,788 during the nine months ended September 30, 2020.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2020:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%
Koinon Technology Services, Inc.	U.S. Virgin Islands, USA	51%
Value Exchange Int’l (Hunan) Limited	PRC	51%
Shanghai Zhaonan Hengan Information Technology Co., Ltd	PRC	51%

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2020 and 2019.

	Three Months		Nine months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	2,260,182	23,426	10,646,265	52,646
- systems maintenance	2,128,324	1,519,903	5,505,283	4,459,710
- sales of hardware and consumables	252,530	522,313	926,162	1,880,006
	4,641,036	2,065,642	17,077,710	6,392,362

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

Quarter ended	September 30, 2020	September 30, 2019
RMB : USD exchange rate	6.9599	6.9962
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	50.1608	50.2405
three months average period ended

Quarter ended	September 30, 2020	September 30, 2019
RMB : USD exchange rate	7.0351	6.8386
nine months average period ended
HKD : USD exchange rate	7.800	7.800
nine months average period ended
PESO : USD exchange rate	50.2129	51.0068
nine months average period ended

Quarter ended	September 30, 2020	December 31, 2019
RMB : USD exchange rate	6.859	6.9799
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	50.1608	51.1475

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

The Company's management, under the direction of Kenneth Tan, the Company’s Chief Executive Officer and Channing Au, the Company’s Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in Company’s reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and is accumulated and communicated to management, including Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

We have not experienced any material impact to our internal control over financial reporting during the COVID-19 pandemic. Our employees worked mostly remotely during the period in which we prepared these financial statements due to the impact of COVID-19. We have extensively relied on on-line video communications by Company personnel and in communications with Company public auditors to conduct many Company internal accounting and financial operations. We have not altered or compromised our disclosure controls and procedures as of September 30, 2020, but we are monitoring and assessing the need to modify or enhance our disclosure controls and procedures to ensure disclosure controls and procedures continue to be effective.

The inability to predict the duration, scope and severity if the COVID-19 pandemic, and the possibility of its reoccurrence or surging in future waves, as well as the lack of an effective, widely available vaccine, creates the possibility of COVID-19 pandemic requiring a re-examination and possible adjustment of internal controls and systems.

With the resignation of Matthew Mecke on February 18, 2020, the Company has two Audit Committee member. The Company is periodically seeking a new independent director to serve on the Audit Committee, but the Company has not found a replacement independent director as of the date of the filing of this Form 10-Q report.

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

Item 1A. Risk Factors

Except as stated below, there have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 31, 2019. The impact of COVID-19 pandemic and any worsening of the economic environment in the regions in which we provide services may exacerbate the risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material impact on us.

Operational Risks

The Company conducts its business in Hong Kong, China and Manilla, Philippines and has an office in Malaysia. The Company does not conduct any business operations in the United States. While our market areas are not in general experiencing the same level of spikes in COVID-19 infections as the United States during the third fiscal quarter of 2020, COVID 19 pandemic has impacted the markets that we serve and resulted in travel and quarantine restrictions and forced many businesses to have their personnel work remotely. Our management and other personnel continue to work remotely from home and working remotely poses challenges to operational efficiency. Further, COVID-19 pandemic may experience spikes in our operating regions and the impact of COVID-19 pandemic on our operations and business and financial results may be adversely impacted by such spikes.

Public health crises, including the novel coronavirus (COVID-19) outbreak and other forms of the seasonal viruses, could materially adversely affect our business, financial condition and results of operations. Our business is based on our ability to provide products and services to customers in our markets, which are primarily: Hong Kong, China and Manila, Philippines, and the ability of those customers to utilize and pay for those products and services for their businesses. As a result, our business could be materially adversely affected by a crisis, like spikes in the COVID-19 infection rates, that significantly impacts our current and potential customers and vendors. In addition, such a crisis could significantly increase the probability or consequences of the risks our business faces in ordinary circumstances, risks of an economic slowdown, regulatory risks, and the costs and availability of any needed financing. Because the severity, magnitude and duration of COVID-19 and its economic consequences are uncertain and capable of rapid changes, the impact on our business, financial condition and results of operations remains uncertain and difficult to predict.

As of the date of the filing of this report, there is not an effective, proven vaccine available to the general public in our operating regions for COVID-19. The existence and public availability of such a vaccine is critical to controlling the impact of COVID-19 pandemic on business and economic activity.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed and the effects of the COVID-19 pandemic could cause or contribute to the risks and uncertainties set forth in the Form 10-K.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

November 13, 2020	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director
(Principal Executive Officer)

November 13, 2020	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)