Form 10-K
period 2020-12-31
Value Exchange International, Inc.
filed 2021-03-31
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant has filed a report on and attestation its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [   ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of December 31, 2020, (the last business day of the registrant’s most recently completed fiscal year), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $712,803. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be “affiliates” of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2021, there were 29,656,130 shares of common stock issued and outstanding. The trading symbol of the common stock is VEII.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K

For the Year Ended December 31, 2020

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

PART I

ITEM 1. BUSINESS.

Overview

History of Value Exchange International, Inc.

History. We were incorporated in the State of Nevada on June 26, 2007. We changed to our current corporate name, “Value Exchange International, Inc.”, on December 5, 2017.

Current Business Focus. We are a provider of customer-centric technology solutions for the retail industry in Hong Kong SAR and certain regions of China and Philippines. Due to impact of Coronavirus/COVID-19 pandemic and lack of adequate funding, our strategic plan to expand our business into Southeast Asia made no progress in fiscal year 2020.

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

Efforts to Establish a New E-Pay Platform. The Company has suspended its efforts to develop a standalone IP Business in KTSI due to resignation of Matthew Mecke as a director of the Company and impact of Coronavirus/COVID-19 pandemic. Mr. Mecke was the key person in leading the effort to develop KTSI as a standalone IP Business. With the impact of the Coronavirus/COVID-19 pandemic in late 2019 and into 2020 in China and Hong Kong and in Philippines in 2020, the position of the Company in respect of developing any new IP Business is that the full attention and resources of the Company needs to be devoted to its revenue generating and primary business line, being the IT Business. Once the full impact of Coronavirus/COVID-19 pandemic on the Company IT Business and economies of China, Hong Kong and Philippines are better understood and have subsided, then the Company will re-evaluate the IP Business proposal and make a final determination on whether to pursue the proposal to pursue developing an IP Business and based on a new e-pay platform to be developed with outside investor funding. Company believes that protecting and maintaining the core IT Business is critical to maintaining the Company as a going concern and new business lines that do not support or promote the core business line would be ill advised until the impact of Coronavirus/COVID-19 has abated in the key markets for the IT Business.

Smart Baggage Tags. Through a cooperative effort with another company, Company has the ability to market a smart baggage tag that allows consumers to track the location of their baggage through a smart phone or device using the smart baggage tag and related application. Efforts to promote the smart baggage tag were suspended in 2020 due to impact of COVID-19 pandemic on air travel. Company will re-evaluate promotion of the smart baggage tag to airports when air travel returns to pre-COVID-19 pandemic levels, if ever.

History of Value Exchange Int’l (China) Limited. VEI CHN was first established on November 16, 2001 in Hong Kong SAR as a limited liability company.

VEI CHN is a holding company with two subsidiaries established in Hong Kong SAR, namely TAP Services (HK) Limited which was incorporated on August 25, 2003 and acquired by VEI CHN on September 25, 2008, and subsequently changed to its current name as Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 13, 2013, and Cucumbuy.com Limited (“CUCUMBUY”), which was incorporated on May 14, 2013 and disposed on May 21, 2018 with consideration of HK$1. VEI CHN also set up a Wholly-owned Foreign Enterprise (WOFE) in Shanghai, PRC, in September 2, 2008 in the name of Value Exchange Int’l (Shanghai) Limited (“VEI SHG”). In January 2017, VEI CHN acquired TapServices, Inc., a corporation organized under the laws of the Republic of the Philippines (the “TSI”). Prior to acquisition of TSI, the Company provided extensive consulting services to TSI and, from such relationship, the Company was familiar with TSI operations. In January 2019, VEI SHG completed the setup procedures of a subsidiary with 51% ownership in Hunan, PRC, in the name of Value Exchange Int’l (Hunan) Limited (“VEI HN”). In February 2020, VEI SHG completed the setup procedures of a subsidiary with 51% ownership in Shanghai, PRC, in the name of Shanghai Zhaonan Hengan Information Technology Co., Limited (“SZH”).

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

(a)Systems maintenance and related service

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

(b)Systems development and integration

VEI CHN Group provides value-added software, which integrates with customer owned or licensed software, and ad-hoc software development projects for other business sectors. Besides use of proprietary, custom software code, our services may from time to time license standard third party software programs.

Business partner and customers

The main business partner of the IT Business group is the Chinese and Hong Kong subsidiary operations (“WN”) of Diebold Nixdorf Inc. (formerly, “Wincor Nixdorf AG”, a German public company), a U.S.-German public company subject to the reporting requirements of the Exchange Act, (“DN”). Since 1990’s, VEI CHN Group served the AS Watson Group, a retail conglomerate including Watsons, Parknshop and Fortress, directly and through a sub-contracting arrangement with WN in the China-Hong Kong region. This contributes almost half of the gross sales revenue each year to VEI CHN.

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

Health and Cosmetic Retailer Agreement. On February 16, 2018, VEI SHG, signed a January 24, 2018 stores equipment support agreement (“Agreement”) with the largest health care and beauty retailer (“Retailer”) in China. Under the Agreement, the Retailer has contracted for site and preventive maintenance and support for computer and point of sale systems (“Systems”) as well as new store and store renovation install and migration services for Systems from the VEI SHG. The Agreement is non-exclusive, covers Retailer’s stores in the northern and eastern region of China and runs through December 2019 and 2020. In March 2020, a renewal agreement signed with the Retailer, and related service extended to 31 March 2023.

In fiscal year 2020, VEI SHG realized $3,298,210 in gross revenues from the work under the Agreement.

CORPORATE STRUCTURE

Our corporate organizational chart, as of December 31, 2020, is as follows:

	Value Exchange International, Inc. - a Nevada Company

	100%

	Value Exchange Int’l (China) Limited - a Hong Kong Company

100%	100%	100%

Value Exchange Int’l (Shanghai) Limited - a PRC Company	Value Exchange Int’l (Hong Kong) Limited - a Hong Kong Company	TapServices, Inc. - a Philippines Company

51%	51%

Value Exchange Int’l (Hunan) Limited - a PRC Company	Shanghai Zhaonan Hengan Information Technology Co., Limited - a PRC Company

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

We use strategic partnerships as another way of marketing and selling our IT Business. The operating subsidiaries will also cooperate with strategic partners in the local markets to secure and provide maintenance services to major retail customers and as a basis for attempting to expand our business in our markets. In fiscal year 2020, we had over 10 strategic partner arrangements engaged in providing our services to customers in our China/Hong Kong markets.

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

Key Personnel

The following personnel are considered critical to our operations: Kenneth Tan and Benny Lee, who provide executive management services and strategic direction. Mr. Lee serves as a director of VEI SHG. We do not have key man insurance to fund replacement of any key personnel. We also frequently use third party consultants acting as independent contractors to assist in the completion of various projects, which consultants are usually hired on a project-by-project basis. Third parties are instrumental to keep the development of projects on time and on budget. Reliance on independent contractors is common in technology services businesses. We do not anticipate and have not experienced any significant problem in securing needed technical expertise, but the inability to secure needed technical expertise is a risk faced by IT service companies like our company.

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

Insurance

Except the Company’s subsidiaries in (i) PRC are required to cover its employees with medical, retirement and unemployment insurance programs, and (ii) Hong Kong are required to cover its employees with labor insurance programs under the prevailing laws and regulations of the PRC and in Hong Kong, we do not maintain other insurance. Because we may not have sufficient insurance, if we are made a party to a liability legal action, we may not have sufficient funds to defend the litigation or may suffer another liability. If that occurs a judgment or liability that is not covered by any insurance or covered by available cash or funding, could cause us to cease or reduce operations. We did not experience any significant claims against our insurance in fiscal year 2020.

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

Employees

We have more than 300 full time employees as of December 31, 2020, including officers of the Company and including employees and officers of VEI CHN and its subsidiaries. There is no labor dispute affecting our operations and Company believes it has good relationship with its work force.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. Any investor should carefully consider the risks described below, together with all of the other information included in this Form 10-K, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer or be undermined. In that case, the trading price of our common stock could decline, and any investor may lose all or part of the investor’s investment. You should read the section entitled “Special Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Form 10-K.

Risks Related to Our Business

A substantial amount of our sales revenue is derived from sales to a limited number of customers, and our business will suffer if sales to these customers decline.

We have derived a significant portion of our revenue from a limited number of customers. For the year ended December 31, 2020, our revenue was concentrated in our largest customer that accounted for approximately 52.4% of annual revenues. As of December 31, 2020, $224,019 or 37.1% of our accounts receivable, was due from our largest customer. We do not have long term contractual arrangements or regular negotiation with most of these customers. The loss of one or more of these customers could damage our business, financial condition and results of operations. We are endeavoring but may not succeed expanding our customer base in order to reduce reliance on major customers.

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

As of the date of the filing of this Form 10-K, it is uncertain what the full short-term and long-term impact of COVID-19 on the future business of the Company and the impact on the demand for IT services in the Company’s key markets of Hong Kong, China and Philippines. Even with mass vaccination in Hong Kong SAR and certain parts of China and to a lesser extent in Manila, the threat of mutations of the Coronavirus/COVID-19 that are not effectively controlled by current vaccines raises the specter of a new pandemic that devastates the economies of our markets. Until the current pandemic is controlled by mass vaccination in our market areas and the vaccines prove effective against the growing number of mutations of Coronavirus/COVID-19, there can no certainty about the impact of Coronavirus/COVID-19 pandemic on our future operations and future business and financial performance. The uncertainty of the impact of Coronavirus/COVID-19 on the Company and the economies of Company’s key markets is a significant risk factor for the Company.

While we have not experienced a significant loss of personnel from Coronavirus/Covid-19 as of the date of the filing of this Form 10-K, this pandemic, which may impact areas in waves and not in a single occurrence, or may mutate into a vaccine resistant strain, may cause a shortage of qualified personnel. Adequacy of qualified staffing is key to maintenance and growth of our IT Business and our IT Business is key to our financial condition and performance. While performing work by staffs in parts of the world outside of our key markets is a possible solution to any shortages of qualified staff in our key markets, we have not yet developed a contingency plan for remote personnel support of our IT Business or devoted resources to that endeavor.

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

Our successful pursuit of profitable business faces various risks and challenges, including:

•A lessening of the impact on Coronavirus/COVID-19 pandemic on China, Hong Kong and Philippines economies and mitigation of any possible loss of or shortage of qualified personnel due to illness from Coronavirus/COVID-19 is a key factor;

•the success of our business will be primarily dependent on customer acceptance of our services and products, which is extremely difficult to predict, and our ability to obtain affordable, adequate funding to support efforts to promote our services and products and fund any expansion of business. As a microcap with a lightly traded stock, we have to rely on private placements of stock or debt funding to acquire working capital for expansion of business;

•achieving sustainable operating revenues in our core IT Business that is sufficient to support our business without investor or debt funding;

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

As part of our growth strategy, and if we attain funding, stability and profitability in our core business, we may selectively pursue strategic acquisitions in our industry and related industries. We may not be able to consummate such acquisitions, or efficiently integrate new businesses into our existing business, which could adversely impact our growth. The “penny stock” status of our common stock does allow our company ready access to public capital markets for funding. If we do consummate acquisitions, integrating an acquired company, business or technology may result in unforeseen operating difficulties and expenditures, including:

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

We operate primarily in Hong Kong SAR and China are subject to significant political and economic uncertainties if Chinese government significantly alters the laws governing Hong Kong SAR.

Significant changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has generally been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice and in respect of Hong Kong SAR.

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

General Risk Factors

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

Political unrest in any of our markets could produce economic uncertainties that could adversely impact our future business and financial condition and performance.

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. We can provide no assurance that we will comply with all of the requirements imposed thereby in the coming years. In the event that we ever identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

Our operation in non-U.S. markets may expose us to foreign exchange risk and currency fluctuations affect our operating profits.

We may be exposed to foreign currency exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. Operating outside of the United States further exposes us to foreign exchange risk, which we monitor. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

If we do not maintain a stable, competent management team in our service, our company may fail or fail to achieve profitability. Our management team has been stable for fiscal year 2020. The age of our senior management members makes them especially vulnerable to the Coronavirus/COVID-19 pandemic. The Company is assessing possible key personnel to provide senior management in the event any of senior management members are incapacitated by Coronavirus/COVID-19 pandemic.

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

None.

ITEM 2. PROPERTIES.

We own no real property. Our company and subsidiary operations leases the following office spaces:

(1)Unit 02-03, 6/F. Block B, Shatin Industrial Centre, 5-7 Yuen Shun Circuit, Shatin, N.T., Hong Kong

(2)Room 04&06-07, 23/F, Newpoly Tower, No. 2 Zhong Shan Liu Road, Guangzhou, China 510180

(3)Room 2665, 26/F, Oriental Plaza, Jianshe Road, Luohu District, Shenzhen , China

(4)Unit 1, 2/F, Building A7, 700 Yishan Road, Xuhui District, Shanghai, China

(5)Room 1107, 2/F, No.15 West Majiapu Road, Fengtai District, Beijing, China 100068

(6)Unit 902, The Orient Square, Emerald Ave, Ortigas Center, Pasig City, Metro Manila 1605

(7)Room T1-806, Greenland Center, No. 319, Section 1, Furong Middle Road, Kaifu District, Changsha, China

We believe that the above space is sufficient for our current operations. We paid $375,836 in aggregate lease payments in fiscal year 2020 for the above spaces.

ITEM 3. LEGAL PROCEEDINGS

There is no known material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Common Stock of VEII is quoted on OTCQB under the trading symbol “VEII.”. The CUSIP number for our common stock is 829348200. Because we are quoted on OTCQB and is lightly. traded, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. We are not aware of any stock analysts who cover our common stock or publish reports on our company or our common stock.

Holders

As of December 31, 2020, there were approximately 76 stockholders of record of our Common Stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Dividend Policy

We have not paid any cash dividends on our Common Stock for the years ended December 31, 2020 and 2019. While we have declared and paid dividends in the past, and we intend to do so in the future, our financial condition may require us to retain future earnings for overhead and business development costs. As such, investors should not invest in our Common Stock on the assumption that it will pay a regular or periodic dividend.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2020 that went undisclosed in a quarterly report on this Form 10-K, Form 10-Q or a current report on Form 8-K that was filed during the period.

Purchases of Equity Securities

No repurchases of our Common Stock were made during the fiscal year 2020.

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

As of the date of this Form 10-K, we still have not sold or implemented any IP Business to any customer. Our current focus is on growing the IT Business because of our judgment that IT Business presents a more promising segment for growing our revenues and attaining sustained profitability. Until the Coronavirus/COVID-19 pandemic abates in our key markets and until we have sufficient funds or revenues to aggressively develop, market and sell IP Business products and services, we have suspended efforts to develop a new IP Business excepting IP Business that is integral or a component of our existing IT Business. Since we are focused on the retail sector, the offering of IT Business with an IP Business complementary offering makes sense in terms of fully leveraging all of our capabilities. Eventually, and assuming we are able to revive our interest in developing a viable IP Business, our hope is that the dual business lines may prove complementary in that each may lead to business opportunities for the other. IT Business and IP Business are presented as separate customer offerings and we made no progress in integrating IT Business and IP Business beyond offering them as menu of available services and products. Under current circumstances in the key markets for our IT Business, we do not view the standalone IP Business as essential to our future operations~~.~~

One factor affecting any future development of a standalone IP Business is that POS customers tend to be sensitive to whether a POS provider is a long term provider of systems, services and maintenance. In light of our lack of any presence or financial performance in the IP Business, and the public availability of our financial information, as well as our lack of a prominent brand presence in our markets, we will probably have to significantly improve our financial and business performance to reassure prospective IP Business customers of our staying power as a provider of POS products, systems, and services and to fund the sort of sustained marketing and sales campaigns to increase the end users’ awareness of IP Business brand and capabilities. Such campaigns have been beyond our financial wherewithal and may not be possible in fiscal year 2021.

Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry. A general trend affecting our IT Business is the trend of increasing competition for skilled labor. With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets. We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail. We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2019 or 2020.

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

IT Business is often affected by general economic conditions in our markets and any decline in those conditions could adversely impact our business and financial performance. During periods of economic growth, customers general spend more for IT Business products and services. During periods of economic contraction or uncertainty, such spending generally decreases or is deferred. As such, the prospective business for our IT Business is generally greater during periods of economic growth or stability in Hong Kong or China and decreases during periods of economic decline or uncertainty in Hong Kong and China. In our global economy, and with PRC being still a principal export economy, adverse economic conditions globally or in other regions can adversely impact economic conditions in Hong Kong SAR and PRC. PRC has experienced a less dynamic growth in gross national product in the past year and this may reduce the willingness of customers to spend on IT Business The impact of Coronavirus/COVID-19 pandemic in late 2019 and into 2020 has introduced a risk factor that cannot be fully evaluated as of the date of the filing of this Form 10-K due to a number of uncertainties about reoccurrence of the pandemic in the near future in our key markets and the time frame for developing a vaccine and viral remedial medicines that will allow the economies in our key markets to return to normal state of operation and function. The assumption by Company is that Coronavirus/COVID-19 pandemic will depress performance of Company operations in 2021 and possibly into 2022.

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing. We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2019 or fiscal year 2020, but we perceive that the expansion of cloud computing could allow foreign customers to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core market. We may find it more difficult to compete for IT Business in Hong Kong and China if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems. The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets.

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

(a)Systems maintenance and related service

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

(b)Systems development and integration

VEI CHN Group provides value-added software, which integrate with customer owned or licensed software, and ad-hoc software development projects for other business sectors. Besides use of proprietary, custom software code, our services may from time to time license standard third party software programs.

During January 2017, VEI CHN acquired 100% common stock of TapServices, Inc. (“TSI”) for total consideration being $202,636. TSI is a limited liability corporation organized under the laws of the Philippines on March 24, 2009. TSI operations have been managed by Mr. Benny Lee, a director of VEI SHG. TSI commenced revenue generating operations in 2010 and focused on software and computer hardware maintenance on point of sale or “POS” systems for local Manila, Philippines businesses. Recent years, TSI business model has been to engage in the business of providing information, data, and communications technology services, to supply and deal in all related products, including computer hardware, software and application products, and to own, design, install, maintain, operate, integrate, sell, lease or otherwise deal in such systems, facilities, gateways, equipment, devices and POS terminals in the retail business. TSI’s business line is essentially similar to the business line of VEI CHN Group in information technology and computer system consulting services and related products’ sales. The customer base of TSI includes Robinson Retails Group (“RRG”), Ministop Convenience Stores, and Watson’s Personal Health and Care (Phil.) Inc. in the Philippines. In 2020, TSI achieved of $1.3 million in gross revenues. TSI customarily combines maintenance contracts with hardware sales. TSI geographical market is the greater Manila, Philippines region and adjacent areas.

Throughout fiscal year 2020, we are focusing and will focus its business in IT Business, and seek to expand its services to commercial customers in PRC and Asia Pacific Region when general economic conditions are favorable for expansion, which requires an end or substantial diminution of the Coronavirus/COVID-19 pandemic, and adequate, affordable funding are available. Such expansion may not be feasible until 2021 or 2022. This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer order in our core markets of Hong Kong SAR and China than the IP Business as a standalone business based on a new e-pay platform. This judgment was a factor in deciding to pursue the new strategic focus described in “New Development” section of this Form 10-K.

Financial Performance Highlights

The following are some financial highlights for the 2020:

•Net revenue: Our net revenues were $20,551,471 for the year ended December 31, 2020, as compared to $8,309,129 for the year ended December 31, 2019, an increase of $12,242,342 or 147.3%.

•Gross profit: Gross profit for the year ended December 31, 2020 was $2,054,062 or 10.0% of net revenues, as compared to $1,766,722 or 21.3% of net revenues, for the year ended December 31, 2019, an increase of $287,340 or 16.3%.

•Income (loss) from operations: Our profit from operations totaled $126,326 for the year ended December 31, 2020, as compared to loss from operations totaled $119,313 for year ended December 31, 2019, a change of $245,639. The change was mainly attributable to the increase in our gross profit.

•Net income: Our net income of $105,504 for the year ended December 31, 2020, compared to $53,435 for the year ended December 31, 2019, an increase of $52,069 or 97.4%.

•Basic and diluted net income per share was $0.00 for the year ended December 31, 2020.

Results of Operations

Year Ended December 31, 2020 compared to the year ended December 31, 2019

The following table summarizes the results of our operations during the years ended December 31, 2020 and 2019 and provides information regarding the dollar and percentage increase or (decrease) from the 2019 year to the 2020 year.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2020 and 2019

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	2020	2019	Change
	US$	US$	US$	%
NET REVENUES
Service income	20,551,471	8,309,129	12,242,342	147.3
COST OF SERVICES
Cost of service income	(18,497,409)	(6,542,407)	(11,955,002)	182.7
GROSS PROFIT	2,054,062	1,766,722	287,340	16.3
Operating expenses:
General and administrative expenses	(1,869,455)	(1,894,419)	24,964	(1.3)
Foreign exchange gain (loss)	(58,281)	8,384	(66,665)	(795.1)
PROFIT (LOSS) FROM OPERATIONS	126,326	(119,313)	245,639	(205.9)
OTHER INCOME (EXPENSES)	(95)	184,164	(184,259)	(100.1)
INCOME BEFORE PROVISION FOR INCOME TAXES	126,231	64,851	61,380	94.6
INCOME TAXES EXPENSES	(20,727)	(11,416)	(9,311)	81.6
NET INCOME	105,504	53,435	52,069	97.4

Net revenues. Net revenues were $20,551,471 for the year ended December 31, 2020, as compared to $8,309,129 for the fiscal year ended December 31, 2019, an increase of $12,242,342 or 147.3%. This increase was primarily attributable to the increase in our revenue from 1) systems maintenance with revenue increasing from $5,856,729 for the year ended December 31, 2019 to $7,379,350 for the year ended December 31, 2020 and 2) systems development and integration with revenue increasing from $72,062 for the year ended December 31, 2019 to $11,268,268 for the year ended December 31, 2020; offset by the decrease in our revenue from 3) sales of hardware and consumables with revenue decreasing from $2,380,338 for the year ended December 31, 2019 to $1,903,853 for the year ended December 31, 2020.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff and general overhead. Our cost of services increased to $18,497,409 or 90.0% of net revenues, for the year ended December 31, 2020, as compared to $6,542,407 or 78.7% of net revenues, for the year ended December 31, 2019, an increase of $11,955,002 or 182.7%. The increase in cost of services was mainly attributable to the increase in our contracting fees to suppliers for the growing demand of our service.

Gross profit. Gross profit for the year ended December 31, 2020 was $2,054,062 or 10.0% of net revenues, as compared to $1,766,722 or 21.3% of net revenues, for the year ended December 31, 2019. The decrease of gross profit was largely due to increase in net revenues; and off-set by increase in cost of services in 2020, as compared with 2019.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses slightly decreased to $1,869,455 or 9.1% of net revenues, for the year ended December 31, 2020, as compared to $1,894,419 or 22.8% of net revenues, for the year ended December 31, 2019, a decrease of $24,964 or 1.3%. The primary reason for the decrease was attributable to a decrease in consultancy and professional fee and business travelling, since we incurred less in these area in 2020, as compared with 2019.

Profit (loss) from operations. As a result of the above analysis, our profit from operations totaled $126,326 for the year ended December 31, 2020, as compared to loss from operations totaled $119,313 for year ended December 31, 2019, a change of $245,639 or 205.9%. The change was mainly attributable to the increase in our gross profit.

Income taxes. The Company is subject to United States federal income tax at a tax rate of 21% in 2020 (2019: 21%) on any revenues subject to U.S. taxation. No provision for income taxes in the United States has been made as the Company had no U.S. source income taxable in the United States for the fiscal years ended December 31, 2020 and 2019.

VEI CHN and VEI HKG were formed in Hong Kong and subject to Hong Kong income tax at a tax rate of 16.5% for the year ended December 31, 2020. TSI was formed in Philippines and subject to an income tax rate of 30% for the year ended December 31, 2020. Our VEI SHG, VEI HN and SZH was formed in China and subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the “New EIT Law,” and its implementing regulations, both of which became effective on January 1, 2008. VEI SHG subject to an income tax rate of 25% for the year ended December 31, 2020.

Income taxes expenses amounted to $20,727 or 0.1% of net revenues for the year ended December 31, 2020, as compared to $11,416 or 0.1% of net revenues for the year ended December 31, 2019. The increase was primarily attributable to the factors described above concerning higher revenue.

Net income. As a result of the foregoing, we had a net income of $105,504 for the year ended December 31, 2020, compared to net income $53,435 for the year ended December 31, 2019, as a result of the factors described above concerning higher revenue.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $523,337. The following table provides detailed information about our net cash flow for all financial years presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Year Ended
	December 31,
	2020	2019
	US$	US$
Net cash provided by (used in) operating activities	724,422	(505,764)
Net cash used in investing activities	(145,345)	(89,241)
Net cash (used in) provided by financing activities	(311,549)	17,892
Effect of exchange rate changes on cash and cash equivalents	21,720	82,133
Net increase (decrease) in cash and cash equivalents	289,248	(494,980)
Cash and cash equivalents at the beginning of year	234,089	729,069
Cash and cash equivalents at the end of year	523,337	234,089

Operating Activities

Net cash provided by operating activities was $724,435 for the year ended December 31, 2020, which was a change of $1,230,199 from net cash used in operating activities of $505,764 for the year ended December 31, 2019. The change was primarily attributable to the following:

1)Net income of $105,504 for the year ended December 31, 2020, compared to $53,435 for the year ended December 31, 2019; and

2)A change of Accounts payable, Other payables and accrued liabilities, and amounts due to related parties increased our operating cash balances by $353,368, $278,558 and $230,154 respectively; offset by

3)A change of Amounts due from related parties decreased our operating cash balances by $808,660.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

Obligations	Total Due	Due in Less than 1 year	Due in 1-3 Years	Due in 4-5 years	Due in more than 5 years
Operating lease obligations, including imputed interest	463,834	311,979	151,855	-	-

Investing Activities

Net cash used in investing activities increased to $145,345 in the year ended December 31, 2020, which was a increase of $56,104 or 62.9% from $89,241 for the year ended December 31, 2019. The increase in net cash used in investing activities was attributable to the purchase of plant and equipment by $150,862; offset by cash provided by the Interest received by $5,517 for the year ended December 31, 2020.

Financing Activities

Net cash used in financing activities was $311,549 in the year ended December 31, 2020, which was a change of $329,441 from Net cash provided by financing activities $17,892 for the year ended December 31, 2019. The change was attributable to the Repayment of bank loan, Interest paid, and Principal payments on finance leases to $32,102, $15,162 and $410,020 respectively; offset by cash provided by Proceeds from non-controlling interests, and Process from bank loan to $25,497 and $120,238 respectively for the year ended December 31, 2020.

Future Financings

We believe that our cash on hand and cash flow from operations will meet our expected capital expenditure and working capital requirements for our current IT Business for the next 12 months. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity, sales, marketing and branding activities or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

On February 16, 2018, VEI SHG signed a January 24, 2018 stores equipment support agreement (“Agreement”) with the largest health care and beauty retailer (“Retailer”) in People’s Republic of China (“China”). Under the Agreement, the Retailer has contracted for site and preventive maintenance and support for computer and point of sale systems (“Systems”) as well as new store and store renovation install and migration services for Systems from the VEI SHG. The Agreement is non-exclusive, covers Retailer’s stores in the northern and eastern region of China and runs through December 2019. Gross revenue and net profit potential, if any, as well as the full extent of services by VEI SHG under the Agreement are uncertain at this time due to lack of sufficient operational experience as a service provider under the Agreement. The Agreement may require the Company to seek additional equity and/or debt funding to provide the capital needed to staff and purchase product under the Agreement. In March 2020, a renewal agreement signed with the Retailer, and related service extended to 31 March 2023. The amount and availability of such funding is not certain as of the date of this Form 10-K Adequate and affordable funding, required by, if any, the Agreement is essential to the ability of VEI SHG to perform its obligations under the Agreement. While the Company does not currently anticipate any problems in obtaining the necessary funding, if any is required, and has not experienced in funding this contract in fiscal year 2020, the Company makes no assurances about its ability to timely, affordably obtain the necessary funding for the Agreement.

During fiscal year 2020, VEI SHG had $3,298,210 in gross revenues from the work under the Agreement.

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

4.TapServices, Inc., a wholly-owned subsidiary of the Company incorporated under the laws of the Republic of the Philippines as a private company on March 24, 2009 and acquired by VEI CHN on January 23, 2017; and

5.Value Exchange Int’l (Hunan) Limited, a subsidiary of the Company with 51% ownership incorporated in Hunan as a private company on November 15, 2018.

6.Shanghai Zhaonan Hengan Information Technology Co., Limited, a subsidiary of the Company with 51% ownership incorporated in Hunan as a private company on February 10, 2020.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2020:

	Place of incorporation	Ownership percentage
		2020	2019
Value Exchange International, Inc.	USA	Parent Company	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	100%
TapServices, Inc.	Philippines	100%	100%
Value Exchange Int’l (Hunan) Limited	PRC	51%	51%
Koinon Technology Services, Inc.	USA Virgin Islands	-	51%
Shanghai Zhaonan Hengan Information Technology Co., Limited	PRC	51%	-

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

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2020 and 2019, there was no allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2020 and 2019.

	2020	2019
	US$	US$
NET REVENUES
Service income
- systems development and integration	11,268,268	72,062
- systems maintenance	7,379,350	5,856,729
- sales of hardware and consumables	1,903,853	2,380,338
	20,551,471	8,309,129

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

Year ended	December 31, 2020	December 31, 2019
RMB : USD exchange rate	6.9348	6.8829
Average period ended
HKD : USD exchange rate	7.800	7.800
Average period ended
PESO : USD exchange rate	49.6473	51.0424
Average period ended

Year ended	December 31, 2020	December 31, 2019
RMB : USD exchange rate	6.5442	6.9799
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	47.7064	51.1475

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2020 and 2019 begins on page F-1 of this Form 10-K.

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

ZHEN HUI’s report on the financial statements for the fiscal year ended December 31, 2020, 2019, 2018 and 2017, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting.

During the fiscal year ended December 31, 2020, (i) there were no disagreements with ZHEN HUI on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of ZHEN HUI , would have caused ZHEN HUI to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2020, and as of the date that the evaluation was completed, our disclosure controls and procedures were effective.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of the Chief Executive Officer and Chief Financial Officer and Board of Directors, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Controls over Financial Reporting

During the fourth quarter ended December 31, 2020, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

The Company monitors the impact of Coronavirus/COVID 19 pandemic on operations in order to determine any adjustments of internal controls and financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

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

Name	Age	Position with the Company	Director Since
Kenneth Tan	56	Chief Executive Officer, President and Director	08/26/13
Bella Tsang	56	Secretary, Treasurer, Principal financial officer and Director	08/26/13
Johan Pehrson	63	Director	07/07/14
Edmund Yeung	51	Director	06/25/15
Calinda Lee	53	Director	02/21/20
Channing Au	42	Chief Financial Officer and Treasurer	Not applicable

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

Qualifications, Attributes, Skills and Experience Represented on the Board

The Board of Directors has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of our current needs and business priorities. The Board of Directors believes that each director is a recognized person of high integrity with a proven record of success in his or her field. Each director demonstrates innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to the business and operations of the Company. The Board of Directors has assessed the intangible qualities including the director's ability to ask difficult questions and, simultaneously, to work collegially. The Board of Directors also considers diversity of age, cultural background and professional experiences in evaluating candidates for Board of Director membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Set forth below is a tabular disclosure summarizing some of the specific qualifications, attributes, skills and experiences of our directors.

Name of Director	Title	Qualifications
Johan Pehrson	Director

He is an experienced businessman operating in Sweden and brings a diversity in business perspective to board deliberations. He has performed more than 1,000 workshops to various organizations to facilitate the development of management, markets and sales and brings that experience to board deliberations.

Kenneth Tan	Director and Chief Executive Officer

He has more than 25 years of experience in the IT industries and had held key sales management positions in IBM, Oracle and EDS. He holds a Bachelor of Science degree in Electrical and Electronics Engineering from the University of Hong Kong.

Calinda Lee	Director

She possesses over 20 years of experience in the IT industry with in-depth knowledge in Frontend and Backend Retail Solution. Before joining the Company and the TAP Group, she started her career in International/Local certified public accounting firms in the aspect of Auditing, Company Secretarial and Taxation Consultancy. She holds an MBA in Finance and she is an associate member of CPA Australia, a professional association.

Bella Tsang	Director

She has Diploma of Marketing from the Institute of Marketing. She was responsible for organizing training to all level of professional staff in Ernst & Whinney (now Ernst & Young, an international accountancy, auditing and consulting firm) in 1987 and, as such, as extensive experience in personnel matters.

Edmund Yeung	Director	He brings extensive business experience, outside of IT business and Company, to board deliberations and brings perspective of an independent businessman to board deliberations.

Significant Employees. Mr. Tan and Mr. Au as senior officers are deemed key personnel. Benny Lee, a director of VEI SHG, has extensive experience in the IT Business and is important to Company’s strategic knowledge base and planning as well as the Board of Director’s understanding of the IT industry in China and Hong Kong and business development in those markets.

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

Audit Committee and Other Board Committees. The VEII Board of Directors had no nominating or compensation committee in fiscal year 2020. The Company relies on the Board of Directors to perform the functions typically performed by a compensation and nominating committee. The VEII Board of Directors established an Audit Committee on October 29, 2015 and appointed the following as the Audit Committee’s initial members: Matthew Mecke, Johan Pehrson and Edmund Yeung. As of the date of the filing of this Form 10-K with the SEC, the Audit Committee member is Johan Pehrson. Company is seeking an independent, qualified director to serve on the Audit Committee, but has not identified a suitable, willing candidate as of the date of the filing of this Form 10-K.

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

The Company’s Board of Directors intends to conduct a bench marking analysis of the following companies in April 2020 as part of determining appropriate compensation for members of Company management. Companies to be used in that benchmarking are: (1) PCM, Inc.; (2) JetPay Corporation (based on 2020 information); (3) USA Technologies, Inc.; (4) Purebase Corporation; and (5) Net Element, Inc.

Company has not conducted a 2021 benchmarking.

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

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence–Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

All audit and audit-related services performed by our principal accountant during the fiscal year ended December 31, 2020 were approved by our audit committee.

Code of Ethics

We have adopted a written code of ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, or persons performing similar functions, a copy of which is attached as Exhibit 14 to the Quarterly Report on Form 10-Q as filed with the SEC on July 20, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended, December 31, 2020, 2019 and 2018. No other executive officer received compensation greater than $100,000 during any fiscal year.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Tan (1)	2020	60,929	-0-	-0-	-0-	-0-	-0-	-0-	60,929
	2019	76,084	-0-	-0-	-0-	-0-	-0-	-0-	76,084
	2018	33,333	-0-	-0-	-0-	-0-	-0-	-0-	33,333

Bella Tsang (2)	2020	61,538	-0-	-0-	-0-	-0-	-0-	-0-	61,538
	2019	46,154	-0-	-0-	-0-	-0-	-0-	-0-	46,154
	2018	46,154	-0-	-0-	-0-	-0-	-0-	-0-	46,154

Channing Au (3)	2020	41,303	-0-	-0-	-0-	-0-	-0-	-0-	41,303
	2019	46,154	-0-	-0-	-0-	-0-	-0-	-0-	46,154
	2018	46,154	-0-	-0-	-0-	-0-	-0-	-0-	46,154

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or non-exercisable options, as of the years ended December 31, 2020.

Long-Term Incentive Plans

There are no arrangements or plans currently used and in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Director Compensation

None of the directors received compensation for director services during the fiscal year ending December 31, 2020.

Pension Benefits

No named executive officers received or held pension benefits and the Company does not maintain a pension benefit plan during the fiscal year ended December 31, 2020.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of the fiscal year ended December 31, 2020 (i) by each of our directors; (ii) by each of our named executive officers; (iii) by all of our executive officers and directors as a group; and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 31, 2021, there were 29,656,130 shares of our common stock outstanding:

		December 31, 2020
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

(2)Based on 29,656,130 issued and outstanding shares of VEII Common Stock as of December 31, 2020.

(3)Matthew Mecke was a Director of the Company. He resigned from the Board of Directors of the Company effective February 18, 2020. His beneficial ownership includes 0 common shares as of December 31, 2020.

(4)Kenneth Tan is the Company's Chief Executive Officer, President and a Director. His beneficial ownership includes 3,063,725 common shares as of December 31, 2020.

(5)Bella Tsang is the Company's Secretary, and a Director of the Company. Her beneficial ownership includes 6,905,461 common shares as of December 31, 2020.

(6)Johan Pehrson is a Director of the Company appointed on July 7, 2014. His beneficial ownership includes 277,101 common shares as of December 31, 2020.

(7)Edmund Yeung is a Director of the Company appointed on June 25, 2015. His beneficial ownership includes 2,024,400 common shares as of December 31, 2020.

(8)Calinda Lee is a Director of the Company and was appointed on February 21, 2020. Her beneficial ownership includes 0 common shares as of December 31, 2020.

(9)Channing Au is the Company's Chief Financial Officer and Treasurer appointed on November 5, 2015. His beneficial ownership includes 0 common shares as of December 31, 2020.

Changes in Control

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

Director Independence

For purposes of determining director independence in fiscal year 2020, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). Mr. Johan Pehrson and Mr. Edmund Yeung are deemed independent directors (as defined under in NASDAQ Rule 5605(a)(2)) by the Company. Mr., Mecke was deemed an. Independent director prior to development of the now suspended IP Business venture with KTSI.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Audit Fees	$46,000	$46,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$46,000	$46,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by ZHEN HUI Certified Public Accountants for our financial statements as of and for the year ended December 31, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

ITEM 16. FORM 10-K SUMMARY.

None

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

*Filed herewith

**Filed with the SEC on July 20, 2009 as Ex. 14.1 to Value Exchange International, Inc.’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2009.

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

Dated: March 31, 2021

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

Signature	Title	Date

/s/ Kenneth Tan	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 31, 2021

/s/ Channing Au	Chief Financial Officer and Treasurer (Principal financial and accounting officer)	March 31, 2021

/s/ Bella Tsang	Director and Secretary	March 31, 2021

/s/ Calinda Lee	Director	March 31, 2021

/s/ Johan Pehrson	Director	March 31, 2021

/s/ Edmund Yeung	Director	March 31, 2021

VALUE EXCHANGE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The board of directors and stockholders of

VALUE EXCHANGE INTERNATIONAL, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Value Exchange International, Inc. (“the Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the two years ended December 31, 2020 and 2019, in conformity with U.S. generally accepted accounting principles.

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

/s/ Zhen Hui Certified Public Accountants

Zhen Hui Certified Public Accountants

Hong Kong, China

March 31, 2021

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

	2020	2019
	US$	US$
ASSETS
CURRENT ASSETS
Cash	523,337	234,089
Accounts receivable, less allowance for doubtful accounts	599,436	773,560
Amounts due from related parties	1,343,466	534,806
Other receivables and prepayments	414,342	257,173
Inventories	238,147	219,592
Total current assets	3,118,728	2,019,220

NON-CURRENT ASSETS
Plant and equipment, net	357,021	353,826
Deferred tax assets	71,681	56,045
Goodwill	206,812	206,812
Operating lease right-of-use assets, net	585,057	824,230
Intangible assets	-	-
Total non-current assets	1,220,571	1,440,913

Total assets	4,339,299	3,460,133

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	1,038,518	685,150
Other payables and accrued liabilities	831,817	553,259
Deferred income	254,937	255,749
Amounts due to related parties	263,063	32,909
Operating lease liabilities, current	303,687	356,960
Current portion of long term bank loan and short term bank loan	38,874	13,686
Total current liabilities	2,730,896	1,897,713

NON-CURRENT LIABILITIES
Long term bank loan	62,949	-
Operating lease liabilities, non-current	277,111	478,641
Total non-current liabilities	340,060	478,641

Total liabilities	3,070,956	2,376,354

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297
Additional paid-in capital	690,589	690,589
Statutory reserves	11,835	11,925
Retained earnings	414,225	308,813
Accumulated other comprehensive loss	97,944	60,742
	1,214,890	1,072,366
Non-controlling interest	53,453	11,413
Total shareholders’ equity	1,268,343	1,083,779

Total liabilities and shareholders’ equity	4,339,299	3,460,133

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
	US$	US$
NET REVENUES
Service income	20,551,471	8,309,129

COST OF SERVICES
Cost of service income	(18,497,409)	(6,542,407)
GROSS PROFIT	2,054,062	1,766,722

OPERATING EXPENSES:
General and administrative expenses	(1,869,455)	(1,894,419)
Foreign exchange (loss) gain	(58,281)	8,384
TOTAL OPERATING EXPENSES	(1,927,736)	(1,886,035)

PROFIT (LOSS) FROM OPERATIONS	126,326	(119,313)

OTHER INCOME (EXPENSES):
Interest income	5,517	505
Interest expense	(15,162)	(10,410)
Finance cost	(15,502)	(11,371)
VAT refund	111,559	20,508
Management fee income	154,315	154,870
Redundancy cost	(285,601)	-
Others	44,779	30,062
Total other income (expenses), net	(95)	184,164

INCOME BEFORE PROVISION FOR INCOME TAXES	126,231	64,851

INCOME TAXES EXPENSES	(20,727)	(11,416)
NET INCOME	105,504	53,435

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	37,202	78,553

COMPREHENSIVE INCOME	142,706	131,988

ATTRIBUTABLE TO:
Equity holders of the Company	142,614	154,727
Non-controlling interests	92	(22,739)
	142,706	131,988

Net profit per share, basic and diluted	0.00	0.00

Weighted average number of shares outstanding	29,656,130	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional paid-in capital	Retained earnings (accumulated deficit)	Statutory reserves	Non- controlling Interest	Accumulated other comprehensive income	Total
	Common stock
	Share	Amount
January 1, 2019	29,656,130	297	690,589	232,639	12,476	-	(17,811)	918,190
Net income	-	-	-	76,174	-	(22,739)	-	53,435
Change in noncontrolling Interests	-	-	-	-	-	34,851	-	34,851
Foreign currency translation adjustment	-	-	-	-	(551)	(699)	78,553	77,303
December 31, 2019	29,656,130	297	690,589	308,813	11,925	11,413	60,742	1,083,779

January 1, 2020	29,656,130	297	690,589	308,813	11,925	11,413	60,742	1,083,779
Net income	-	-	-	105,412	-	92	-	105,504
Change in noncontrolling Interests	-	-	-	-	-	25,497	-	25,497
Foreign currency translation adjustment	-	-	-	-	(90)	16,451	37,202	53,563
December 31, 2020	29,656,130	297	690,589	414,225	11,835	53,453	97,944	1,268,343

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	105,504	53,435
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	193,390	156,563
Amortization	361,796	66,880
Interest income	(5,517)	(505)
Loss on disposal of plant and equipment	3,213	800
Loan interest expenses	15,162	10,410
Finance costs on Right-of-use assets	15,502	-
Deferred income taxes	(15,636)	(35,682)
Changes in operating assets and liabilities
Accounts receivable	174,124	(198,520)
Other receivables, deposit and prepayments	(157,169)	(108,390)
Amounts due from related parties	(808,660)	72,320
Inventories	(18,555)	(78,988)
Accounts payable	353,368	(19,758)
Other payables and accrued liabilities	278,558	(84,305)
Deferred income	(812)	(315,792)
Amounts due to related parties	230,154	(24,232)
Net cash provided by (used in) operating activities	724,422	(505,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest received	5,517	505
Purchase of plant and equipment	(150,862)	(89,746)
Net cash used in investing activities	(145,345)	(89,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Interest paid	(15,162)	(8,039)
Principal payments on finance leases	(410,020)	11,371
Proceeds from non-controlling interests	25,497	34,851
Proceeds from bank loan	120,238	13,686
Repayment of loan from a director	-	(32,051)
Repayment of bank loan	(32,102)	(1,926)
Net cash (used in) provided by financing activities	(311,549)	17,892

EFFECT OF EXCHANGE RATE ON CASH	21,720	82,133
INCREASE (DECREASE) IN CASH	289,248	(494,980)
CASH, beginning of year	234,089	729,069
CASH, end of year	523,337	234,089

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	(7,468)	(33,620)

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

As of December 31, 2020, the Company have four wholly owned subsidiaries.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

5.Value Exchange Int’l (Hunan) Limited, a subsidiary of the Company with 51% ownership incorporated in Hunan as a private company on November 15, 2018;

6.Shanghai Zhaonan Hengan Information Technology Co., Limited, a subsidiary of the Company with 51% ownership incorporated in Hunan as a private company on February 10, 2020.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 2 - Accounting policies (Continued)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2020:

		Ownership percentage
	Place of incorporation	2020	2019
Value Exchange International, Inc.	USA	Parent Company	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	100%
Koinon Technology Services, Inc.	US Virgin Islands, US	-	51%
TapServices, Inc.	Philippines	100%	100%
Value Exchange Int’l (Hunan) Limited	PRC	51%	51%
Shanghai Zhaonan Hengan Information Technology Co., Limited	PRC	51%	-

	Value Exchange International, Inc. - a Nevada Company

	100%

	Value Exchange Int’l (China) Limited - a Hong Kong Company

100%	100%	100%

Value Exchange Int’l (Shanghai) Limited - a PRC Company	Value Exchange Int’l (Hong Kong) Limited - a Hong Kong Company	TapServices, Inc. - a Philippines Company

51%	51%

Value Exchange Int’l (Hunan) Limited - a PRC Company	Shanghai Zhaonan Hengan Information Technology Co., Limited - a PRC Company

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

YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 2 - Accounting policies (Continued)

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2020 and 2019, there was no allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

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

YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 2 - Accounting policies (Continued)

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

As of December 31, 2020, the Company’s financial instruments consist principally of cash, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2020.

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

YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 2 - Accounting policies (Continued)

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2020 and 2019.

	2020	2019
	US$	US$
NET REVENUES
Service income
- systems development and integration	11,268,268	72,062
- systems maintenance	7,379,350	5,856,729
- sales of hardware and consumables	1,903,853	2,380,338
	20,551,471	8,309,129

Billings in excess of revenues recognized are recorded as deferred revenue.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 2 - Accounting policies (Continued)

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

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the years ended December 31, 2020 and 2019 were approximately $575 and $3,690, respectively.

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the years ended December 31, 2020 and 2019 were insignificant.

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the years ended December 31, 2020 and 2019 were insignificant.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Year ended	December 31, 2020	December 31, 2019
RMB : USD exchange rate	6.9348	6.8829
Average period ended
HKD : USD exchange rate	7.800	7.800
Average period ended
PESO : USD exchange rate	49.6473	51.0424
Average period ended

Year ended	December 31, 2020	December 31, 2019
RMB : USD exchange rate	6.5442	6.9799
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	47.7064	51.1475

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

YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 2 - Accounting policies (Continued)

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

Note 3 - Accounts receivable

Accounts receivable as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
	US$	US$
Accounts receivable	603,689	777,348
Allowance for doubtful accounts	(4,253)	(3,788)
	599,436	773,560

During the years ended December 31, 2020 and 2019, the Company did not have delinquent accounts receivable to write-off.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 4 - Other receivables and prepayments

Other receivables and prepayments as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
	US$	US$
Prepaid expense	201,435	140,635
Rental deposits	98,355	74,506
Others	114,552	42,032
	414,342	257,173

Note 5 - Inventories

Inventories as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
	US$	US$
Finished goods	238,147	219,592

Note 6 – Plant and equipment, net

Plant and equipment consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	US$	US$
Leasehold improvements	78,224	73,322
Office furniture and equipment	254,681	145,002
Computer equipment	334,237	315,332
Computer software	43,319	39,548
Motor Vehicle	119,806	154,434
Building	68,904	64,673
Total	899,171	792,311
Less: accumulated depreciation	(542,150)	(438,485)
Plant and equipment, net	357,021	353,826

Depreciation expense for the years ended December 31, 2020 and 2019 amounted to $193,390 and $156,563, respectively. For the years ended December 31, 2020 and 2019, no interest expense was capitalized into plant and equipment.

As of December 31, 2020 and 2019, the Company's motor vehicle was under finance lease arrangement with a net carrying amount $44,533 and nil respectively.

Note 7 – Goodwill

Goodwill consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	US$	US$
Goodwill arising from acquisition of TSI	206,812	206,812

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 8 – Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices. Our leases have original lease periods expiring between the remainder of 2021 and 2025. Many leases include option to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	December 31,
	2020	2019
	US$	US$
Operating lease right-of-use assets, net	585,057	824,230

The components of lease liabilities are as follows:

	December 31,
	2020	2019
	US$	US$
Lease liabilities, current	303,687	356,960
Lease liabilities, non-current	277,111	478,641
Present value of lease liabilities	580,798	835,601

Total lease cost for the year ended December 31, 2020 and 2019 amounted to $15,502 and $11,371. Weighted-average remaining lease term is 1.6 years, and weighted-average discount rate is 3%.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2020:

	December 31,
	2020	2019
	US$	US$
Year one	316,880	367,669
Year two	187,971	344,461
Year three	95,772	137,839
Year four	-	31,302
Thereafter	-	-
Total undiscounted cash flows	600,623	881,271
Less: Imputed interest	(19,826)	(45,670)
Present value of lease liabilities	580,798	835,601

Note 9 – Intangible Assets

Intangible Assets consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	US$	US$
Customer relationship	200,641	200,641
Less: accumulated amortization	(200,641)	(200,641)
	-	-

Amortization expense for the year ended December 31, 2020 and 2019 amounted to nil and $66,881, respectively. The amortization expense was included in general and administrative expenses.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 10 – Bank loan

Bank loan and accruals consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	US$	US$
Long term bank loan	101,823	-
Less: Current portion of long term bank loan	(38,874)	-
	62,949	-

Short term bank loan	-	13,686
Current portion of long term bank loan	38,874	-
	38,874	13,686

As of December 31, 2020 and 2019, the above bank loan secured by property and equipment with net carrying amount of $44,533 and nil respectively.

Note 11 – Other payables and accrued liabilities

Other payables and accruals consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	US$	US$
Accrual	737,141	519,853
Income taxes payable	94,675	33,406
	831,816	553,259

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

Note 12 – Deferred income

Deferred income consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	US$	US$
Service fees received in advance	254,937	255,749

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The Company’s Philippine subsidiary is subject to Philippine Statutory Corporate Income Tax at 30%.

The Company’s PRC subsidiary in the PRC is subject to PRC Enterprise Income Tax at 25%.

The Income Tax Laws in PRC also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside PRC for distribution of earnings generated after January 1, 2008. Under the Income Tax Laws, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As the Company’s subsidiary located in the PRC that are available for distribution to the Company of approximately $0 at December 31, 2019 are considered to be indefinitely reinvested, and accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company. As of December 31, 2020, the Company’s subsidiary located in the PRC that are available for distribution to the Company of approximately $0.

The Company’s income tax expense consisted of:

	December 31,
	2020	2019
	US$	US$
Current income tax	20,727	33,621
Deferred income tax	-	(22,205)
Income tax expenses	20,727	11,416

A reconciliation of the income tax expense / (credit) applicable to income before tax using the applicable statutory rates for the jurisdictions in which the Company and its subsidiaries operated to the tax expense / (credit) at the effective tax rates are as follows:

	December 31,
	2020	2019
	US$	US$
Pre-tax income	126,231	64,851

U.S. federal corporate income tax rate	21%	35%
Philippine corporate income tax rate	30%	30%
P.R.C. corporate income tax rate	25%	25%
Hong Kong corporate income tax rate	16.5%	16.5%

Current tax computed at various jurisdiction rate	20,727	33,621
Deferred tax computed at various jurisdiction rate	-	(22,205)
Effective income taxes	20,727	11,416

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 13 - Income taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,
	2020	2019
	US$	US$
Deferred income tax assets:
Tax losses	71,681	56,045

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 15 – Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	December 31,
	2020	2019
Due from related parties	US$	US$
Value Exchange International Limited (i)	1,269,620	534,806
Cucumbuy.com Limited (ii)	30,769
SmartMyWays Co., Limited (iii)	30,769	-
Retail Intelligent Unit Limited (iv)	12,308	-
	1,343,466	534,806

Due to related parties
AppMyWays Co., Limited (v)	253,063	-
Mr. Edmund Yeung (vi)	-	32,909
Mr. Johan Pehrson (vii)	10,000	-
	263,063	32,909

Related party transactions:

	Year end December 31,
	2020	2019
	US$	US$
Subcontracting fees paid to
Value Exchange International Limited (i)	-	(16,910)
AppMyWays Co., Limited (v)	(771,538)	-
ValueX International Pte. Ltd. (viii)	-	(1,769)

Service income received from
Value Exchange International Limited (i)	1,117	351,903
AppMyWays Co., Limited (v)	788,987	-
ValueX International Pte. Ltd. (viii)	159,581	3,035
Value E Consultant International (M) Sdn. Bhd (ix)	18,069	80,483
TAP Technology (HK) Limited (x)	262,821	-

Service income paid to
Cucumbuy.com Limited (ii)	(41,216)	(30,769)
TAP Technology (HK) Limited (x)	-	(155,696)

Interest expenses payable to
Mr. Edmund Yeung (vi)	-	(2,371)

Management fees received from
Value Exchange International Limited (i)	49,700	154,870
Cucumbuy.com Limited (ii)	30,769	-
SmartMyWays Co., Limited (iii)	30,769	-
Retail Intelligent Unit Limited (vi)	12,308	-
TAP Technology (HK) Limited (x)	30,769	-

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 15 – Related party and shareholder transactions (Continued)

(i)Mr. Kenneth Tan and Ms. Bella Tsang, directors of the Company, are shareholders and a directors of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Cucumbuy.com Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(iii)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of SmartMyWays Co., Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of SmartMyWays Co., Limited. The balance is unsecured, interest free and repayable on demand.

(iv)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Retail Intelligent Unit Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of Retail Intelligent Unit Limited. The balance is unsecured, interest free and repayable on demand.

(v)Ms. Bella Tsang, a director of the Company, is a shareholder and a director of AppMyWays Co., Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(vi)Mr. Edmund Yeung is a director of the Company. The balance included a loan from a director is unsecured, interest bearing at 12% per annum, and repayable on February 7, 2016 amount to nil as of December 31, 2020 (2019: US$ 32,051).

(vii)Mr. Johan Pehrson is a director of the Company. The balance is unsecured, interest free and repayable on demand.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The following individual customer accounted for 10% or more of the Company’s revenues for the years ended December 31, 2020 and 2019:

	2020	2019
DXC Technology Enterprise Services (Hong Kong) Limited	52.4%	-
Wuhan Watson's Personal Care Stores Co., Limited	8.1%	29.1%
Aisino Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd. Company	9.9%	28.8%
Fujitsu Hong Kong Limited	4.6%	11.9%

Individual customer accounts receivable that represented 10% or more of total accounts receivable as of December 31, 2020 and 2019 were as follows:

	Percentage of accounts receivable as of December 31,
	2020	2019
Wuhan Watson's Personal Care Stores Co., Limited	0.1%	20.0%
Aisino Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd. Company	10.6%	19.0%
Wincor Nixdorf (Hong Kong) Limited	13.5%	14.8%
Robinsons Retail Group	37.1%	14.0%