Form 10-K/A
period 2020-12-31
Value Exchange International, Inc.
filed 2021-04-13
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment Number 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment Number 1 to the Form 10-K/A (“Amendment”) is being filed to include Exhibit 4.1 Description of Securities and amend the Exhibit List in Part IV to reflect the filing of Exhibit 4.1 and to include a cite for the Company’s initial Articles of Incorporation in the Exhibit List in Part IV. This Amendment speaks as of the original filing date of the Form 10-K and reflects only the changes to the cover page and other changes noted in this Explanatory Note. No other information included in the Form 10-K, including the other information set forth in Part I, Part II and Part III has been modified or updated in any way.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

ITEM 16. FORM 10-K SUMMARY.

None

Exhibit List

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

Exhibit Number	Exhibit Title
3.1.	Certificate of Amendment to the Articles of Incorporation of Value Exchange International, Inc., dated Sept. 8, 2016. (1)

3.1.1	Articles of Incorporation of Value Exchange International, Inc. (1A)

4.1	Description of Securities registered under Section 12 of Securities Exchange Act (filed herewith)

10.1	Stock Purchase Agreement, dated 23 January 2017, by and among Value Exchange International, Inc., Value Exchange International (China) Ltd., TapServices, Inc., and the sole shareholder of TSI. (2)

14**	Code of Ethics, dated April 16, 2018

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Filed herewith

**Filed with the SEC on July 20, 2009 as Ex. 14.1 to Value Exchange International, Inc.’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2009.

(1)Incorporated by reference to Exhibit One to the Information Statement, dated October 18, 2016, and filed by Value Exchange International, Inc. with the Commission on October 25, 2016.

(1A)Incorporated by reference to Exhibit 3.1 to the Form SB-2 Registration Statement, File No. 333-147493, filed by Value Exchange International, Inc. with the Commission on November 19, 2007.

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

Dated: April 9, 2021

s/ Kenneth Tan

By: Kenneth Tan

Its: President, CEO

(Principal executive officer)

/s/ Channing Au

By: Channing Au

Its: Chief Financial Officer

(Principal financial and accounting officer)