Form 10-Q
period 2021-03-31
Value Exchange International, Inc.
filed 2021-05-17
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, Emerging Growth Company or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer (Do not check if a smaller reporting company)	[X]	Smaller reporting company
[ ]	Emerging Growth Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

As of May 8, 2021, there were 36,156,130 shares of common stock issued and outstanding. The registrant’s common stock is quoted on the OTCQB Venture Market of The OTC Markets Group, Inc. under the trading symbol “VEII.”

FORM 10-Q

Value Exchange International, Inc.

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 20,
	2021	2020
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	253,533	523,337
Accounts receivable, less allowance for doubtful accounts	1,285,191	599,436
Amounts due from a related party	1,254,587	1,343,466
Other receivables and prepayments	412,357	414,342
Inventories	244,547	238,147
Total current assets	3,450,215	3,118,728

NON-CURRENT ASSETS
Plant and equipment, net	318,250	357,021
Deferred tax assets	52,033	71,681
Goodwill	206,812	206,812
Operating lease right-of-use assets, net	550,846	585,057
Total non-current assets	1,127,941	1,220,571

Total assets	4,578,156	4,339,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	572,788	1,038,518
Other payables and accrued liabilities	680,117	831,817
Deferred income	815,532	254,937
Amounts due to related parties	215,893	263,063
Operating lease liabilities, current	301,611	303,687
Short term bank loan	39,342	38,874
Total current liabilities	2,625,283	2,730,896

NON-CURRENT LIABILITIES
Long term bank loan	52,613	62,949
Operating lease liabilities, non-current	242,491	277,111
Total non-current liabilities	295,104	340,060

Total liabilities	2,920,387	3,070,956

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,656,130 and 29,656,130 shares issued and outstanding, respectively	297	297

Additional paid-in capital	690,589	690,589
Statutory reserves	11,835	11,835
Retained earnings	790,078	414,225
Accumulated other comprehensive losses	92,509	97,944
Total shareholders’ equity	1,585,308	1,214,890
Non-controlling interest	72,461	53,453
	1,657,769	1,268,343

Total liabilities and shareholders’ equity	4,578,156	4,339,299

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income	2,203,772	8,202,911

COST OF SERVICES
Cost of service income	(1,466,232)	(7,714,755)

GROSS PROFIT	737,540	488,156

OPERATING EXPENSES:
General and administrative expenses	(434,878)	(438,891)
Foreign exchange loss	2,719	4,221
TOTAL OPERATING EXPENSES	(432,159)	(434,670)

PROFIT FROM OPERATIONS	305,381	53,486

OTHER INCOME (EXPENSES):
Interest income	165	115
Finance cost	(4,308)	(3,505)
VAT refund	2,213	43,942
Management fee income	46,326	7,547
Others	30,731	28,745
Total other income (expenses), net	75,127	76,844

PROFIT BEFORE PROVISION FOR INCOME TAXES	380,508	130,330

INCOME TAXES (EXPENSES) CREDIT	(3,897)	6,138
NET PROFIT	376,611	136,468

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(5,435)	(14,755)

COMPREHENSIVE INCOME	371,176	121,713

ATTRIBUTABLE TO:
Equity holders of the Company	370,418	125,512
Non-controlling interests	758	(3,799)

	371,176	121,713

Earnings per share, basic and diluted	0.01	0.00

Weighted average number of shares outstanding	29,656,130	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	376,611	136,468
Adjustments to reconcile net profit to cash (used in) provided by operating activities:
Depreciation	33,663	38,770
Amortization	90,515	99,613
Interest income	(165)	(115)
Finance costs on Right-of-use assets	4,308	-
Deferred income taxes	19,648	2,136
Changes in operating assets and liabilities
Accounts receivable	(685,755)	206,673
Other receivables and prepayments	1,985	16,225
Amounts due from related parties	88,879	(894,440)
Inventories	(6,400)	(2,524)
Accounts payable	(465,730)	830,190
Other payables and accrued liabilities	(151,700)	(62,616)
Deferred income	560,595	(9,150)
Amounts due to related parties	(47,170)	-
Net cash (used in) provided by operating activities	(180,716)	361,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(2,916)	(1,824)
Interest received	165	115
Net cash used in investing activities	(2,751)	(1,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-controlling interests	18,600	7,012
Principal payments on operating leases	(89,368)	(3,505)
Repayment of bank loan	(9,544)	-
Net cash (used in) provided by financing activities	(80,312)	3,507

EFFECT OF EXCHANGE RATE ON CASH	(6,025)	(116,256)
(DECREASE) INCREASE IN CASH	(269,804)	246,772
CASH, beginning of period	523,337	234,089
CASH, end of period	253,533	480,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash (paid) refund for income taxes	(3,897)	6,138

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Continuance of Business (Continued)

As of March 31, 2021, the Company held four wholly-owned subsidiaries, and two subsidiaries with 51% ownership.

2. Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2021:

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

e)Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of March 31, 2021 and December 31, 2020, there was allowance amount to Nil and $4,235 for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020.

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

Revenues of sale of software, if not bundled with other arrangements, are recognized when shipped and customer acceptance obtained if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	34,077	6,210,065
- systems maintenance	1,608,466	1,495,110
- sales of hardware and consumables	561,229	497,736
	2,203,772	8,202,911

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

p)Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the three months ended March 31, 2021 and 2020 were insignificant.

q)Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the three months ended March 31, 2021 and 2020 were insignificant.

r)Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the three months ended March 31, 2021 and 2020 were insignificant.

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

Quarter ended	March 31, 2021	March 31, 2020
RMB : USD exchange rate	6.5152	7.0131
average period ended
HKD : USD exchange rate	7.800	7.800
average period ended
PESO : USD exchange rate	47.7064	50.3182
average period ended

Quarter ended	March 31, 2021	December 31, 2020
RMB : USD exchange rate	6.5864	6.5442
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	47.7064	47.7064

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Accounts receivable

Accounts receivable consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	US$	US$
	(unaudited)
Accounts receivable	1,285,191	603,689
Allowance for doubtful accounts	-	(4,253)
	1,285,191	599,436

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. Other receivables and prepayments

Other receivables and prepayments consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	US$	US$
	(unaudited)
Deposits and prepaid expense	332,606	299,790
Others	79,751	114,552
	412,357	414,342

5. Inventories

Inventories as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
	US$	US$
	(unaudited)
Finished goods	244,547	238,147

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Plant and equipment, net

Plant and equipment consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	US$	US$
	(unaudited)
Leasehold improvements	77,749	78,224
Office furniture and equipment	251,569	254,681
Computer equipment	334,061	334,237
Computer software	43,043	43,319
Motor Vehicle	119,806	119,806
Building	68,904	68,904
Total	895,132	899,171
Less: accumulated depreciation	(576,882)	(542,150)
Plant and equipment, net	318,250	357,021

Depreciation expense for the three months period ended March 31, 2021 and 2020 amounted to $33,663 and $38,770, respectively. For the three months period ended March 31, 2021 and 2020, no interest expense was capitalized into plant and equipment.

7. Goodwill

Goodwill consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	US$	US$
	(unaudited)
Goodwill arising from acquisition of TSI	206,812	206,812

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

	March 31,	December 31,
	2021	2020
	US$	US$
	(unaudited)
Operating lease right-of-use assets, net	544,102	580,798

The components of operating lease liabilities are as follows:

	March 31,	December 31,
	2021	2020
	US$	US$
	(unaudited)
Lease liabilities, current	301,611	303,687
Lease liabilities, non-current	242,491	277,111
Present value of lease liabilities	544,102	580,798

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Leases (Continued)

Total operating lease cost for the three months period ended March 31, 2021 and 2020 amounted to $89,368 and 3,505, respectively. Weighted-average remaining lease term is 1.64 years, and weighted-average discount rate is 3%.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2020:

	March 31,	December 31,
	2021	2020
	US$	US$
	(unaudited)
Year one	313,553	316,880
Year two	167,011	187,971
Year three	81,064	95,772
Year four	-	-
Thereafter	-	-
Total undiscounted cash flows	561,628	600,623
Less: Imputed interest	(17,526)	(19,826)
Present value of lease liabilities	544,102	580,798

9.Bank loan

Bank loan and accruals consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	US$	US$
	(unaudited)
Long term bank loan	91,955	101,823
Less: Current portion of long term bank loan	(39,342)	(38,874)
	52,613	62,949

Current portion of long term bank loan	39,342	38,874

As of March 31, 2021 and December 31, 2020, the above bank loan secured by property and equipment with net carrying amount of $38,959 and $44,533 respectively.

10. Other payables and accrued liabilities

Other payables and accruals consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	US$	US$
	(unaudited)
Accrual	651,421	737,142
Income taxes payable	28,696	94,675
	680,117	831,817

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

10. Other payables and accrued liabilities (Continued)

The Company’s subsidiaries incorporated in Hong Kong manage a defined contribution Mandatory Provident Fund (the “MPF Scheme”) under the Mandatory Provident Fund Schemes Ordinance, for all of its employees in Hong Kong. The Company is required to contribute 5% of the monthly salaries for all Hong Kong based employees to the MPF Scheme up to a maximum statutory limit.

11. Deferred income

Deferred income consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	US$	US$
	(unaudited)
Service fees received in advance	815,532	254,937

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	March 31,	December 31,
	2021	2020
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	1,154,587	1,269,620
Cucumbuy.com Limited (ii)	38,462	30,769
SmartMyWays Co., Limited (iii)	38,462	30,769
Retail Intelligent Unit Limited (iv)	15,384	12,308
TAP Technology (HK) Limited (v)	7,692	-
	1,254,587	1,343,466

Due to related parties
AppMyWays Co., Limited (vi)	213,393	253,063
Mr. Johan Pehrson (vii)	2,500	10,000
	215,893	263,063

Related party transactions:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2020	2020
	US$	US$
	(unaudited)	(unaudited)
Service income received from	24,910	-
AppMyWays Co., Limited (vi)
ValueX International Pte. Ltd. (viii)	-	145,708
Smartmyways Co., Limited (iii)	-	23,204

Subcontracting fees paid to	(16,747)	-
Value E Consultant International (M) Sdn. Bhd (ix)

Management fees received from
Value Exchange International Limited (i)	20,172	7,547
Cucumbuy.com Limited (ii)	7,692	-
SmartMyWays Co., Limited (iii)	7,692	-
Retail Intelligent Unit Limited (iv)	3,077	-
TAP Technology (HK) Limited (v)	7,692	-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains “forward-looking statements”. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of business development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us and effects as well as our ability to fund, and integrate and grow acquired business lines. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the U.S. Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Current Business Focus.

We are a provider of customer-centric solutions for the retail industry in China, Hong Kong SAR and Philippines. We intend to seek expansion of that territory to other parts of Southeast Asia. By integrating market-leading Point-of-Sale/Point-of-Interaction (“POS/POI”), Merchandising, Customer Relations Management or “CRM” and related rewards, Locational Based (Global Positioning System (“GPS”) and Indoor Positioning System (“IPS”)) Marketing, Customer Analytics, Business Intelligence solutions, our products and services are intended to provide retailers with provide retailers with the capability to offer a consistent shopping experience across all channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. We promote ourselves as a single information technology (“IT”) source for retailers who wanted to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. Our products and services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channel. Our retail solutions are installed in an estimated 30%-40% of POS/POI-suitable retailers in Hong Kong and Manila, Philippines, processing tens of millions of transactions a year. Company is headquartered in Hong Kong and with offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; Manila, Manila, Philippines; and Kuala Lumpur, Malaysia. The foregoing is referred to as “IT Business”, which is our core business.

We intend to seek expansion of our current geographical markets to other parts of Southeast Asia by seeking new businesses and by possible acquisitions of existing businesses. Seeking new business and expanding our markets will require adequate and affordable funding or working capital and beating competition for the new business. We may in the future, and we have historically been unable to, obtain necessary funding for acquisitions or expansion of business. Acquisitions will require finding suitable acquisitions that will agree to terms and conditions acceptable to us and the successful integration of new businesses into our operations. We may be unable to win new business or acquire any new businesses and, consequently, we may be unable to expand our geographical markets. We have not expanded into any new markets by acquisition or otherwise during the fiscal quarter ended March 31, 2021.

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

Initial Business Focus.

Our initial intended, primary business was to operate a credit card processing and merchant-acquiring services company that provided credit card clearing services to merchants and financial institutions in PRC. Since inception, we strived to implement our business plan, including the key step of creating our Global Processing Platform (“SinoPay GPP”). Specifically, the Company’s proposed IP business was to be a provider of Internet Protocol (“IP”) processing services in Asia to bank card-accepting merchants (“IP Business”). We marketed our services to local merchants with regional retail locations across Asia Pacific as potential customers of their IP and related credit card and debit card processing systems. We offered interoperability through what is envisioned as a highly efficient infrastructure and perceived exceptional knowledge of the IP processing market through our SinoPay GPP platform concept. The SinoPay GPP platform never became a viable revenue generating operation and we have focused on the IT Business since the 2014 acquisition of VEI CHN.

Smart Baggage Tag. Through a cooperative effort with another company, Company has the ability to market a smart baggage tag that allows consumers to track the location of their baggage through a smart phone or device using the smart baggage tag and related application. Efforts to promote the smart baggage tag were suspended in 2020 due to impact of COVID-19 pandemic on air travel. Company will re-evaluate promotion of the smart baggage tag to airports when air travel returns to pre-COVID-19 pandemic levels, if ever.

The prospects of the Smart Tag business as of the date of this Form 10-Q report are uncertain. The Company will have to determine if an expanded or sustained marketing effort for the Smart Tag is possible based on available resources and business priorities. The IT Business remains the focus of our business and funding.

Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry. A general trend affecting our IT Business is the trend of increasing competition for skilled labor. With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets. We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong, Philippines and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail. We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2020 or 2021 to date.

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

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing. We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2020 or fiscal year 2021 to date, but we perceive that the expansion of cloud computing coupled with IT services and products could allow foreign companies to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core markets as well as in the Philippines. We may find it more difficult to compete for IT Business in Hong Kong and China, and perhaps the Philippines, if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems. The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets as well as the Philippines.

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

In order for us to attain sustained success in the near term, we must continue to maintain and grow our customer base, provide high-quality service and satisfy our existing clients, and take advantage of cross-selling opportunities between the IT Business and IP Business. In the current economic environment, we must provide our customers with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced more demand for our IT Business products and services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins in fiscal year 2021 or over the longer term.

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

Covid 19 pandemic affected our primary operations in Hong Kong SAR and Manila, Philippines in first fiscal quarter of 2020 by forcing limited business travel, remote work arrangements by personnel, customers suspending or reducing operations and use of third party services and suspension or cancellations of normal business activities by us and customers. While there has been a degree of easing restrictions on businesses, there are still restrictions on our and customers’ business activities. Further, the Covid 19 pandemic may have a second wave of infections in the fall of 2020, which would probably impose a continuation or increase in restrictions of business activities. The full impact of. Covid 19 pandemic on our business may not be fully understood until the end of fiscal year or later due to the risk of new variants of Covid 19 emerging that is vaccine resistant and, as such, capable of significant disruption of the ecomonmies in our primary markets.

Covid 19 pandemic may make funding of new and existing business from third party sources more difficult due to obtain as a result of increased lending and funding demands by businesses that suspended or closed operations and had to rely on funding to cover operating overhead.

Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. Company has not sought and does not intend to seek any assistance under the CARES Act as of the date of this Form 10-Q report. Our operations and personnel are not based in the U.S.

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

VEI CHN is an investment holding company with two subsidiaries established in Hong Kong SAR, namely TAP Services (HK) Limited which was incorporated on August 25, 2003 and acquired by VEI CHN on September 25, 2008, and subsequently changed to its current name as Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 13, 2013. VEI CHN set up a wholly-owned Foreign Enterprise (WOFE) in Shanghai, PRC, in September 2, 2008 in the name of Value Exchange Int’l (Shanghai) Limited (“VEI SHG”). In January 2019, VEI SHG set up a 51% subsidiary in Hunan, PRC, in the name of Value Exchange Int’l (Hunan) Limited (“VEI HN”). In February 2020, VEI SHG set up a 51% subsidiary in Shanghai, PRC, in the name of Shanghai Zhaonan Hengan Information Technology Co., Limited (“SZH”).

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

Financial Performance Highlights

The following are some financial highlights for the first quarter of 2021:

•Net revenue: Our net revenues were $2,203,772 for the three months ended March 31, 2021, as compared to $8,202,911 for the same period in 2020, a decrease of $5,999,139 or 73.1%.

•Gross profit: Gross profit for the three months ended March 31, 2021 was $737,540 or 33.5% of net revenues, as compared to $488,156 or 6.0% of net revenues for the same period in 2020, an increase of $249,384 or 51.1%.

•Income from operations: Our income from operations totaled $305,381 for the three months ended March 31, 2021, as compared to $53,486 for the same period in 2020, an increase of $251,895 or 471.0%.

•Net income: We had a net income of $376,611 for the three months ended March 31, 2021, compared to $136,468 for the same period in 2020, an increase of $240,143 or 176.0%.

•Basic and diluted net income per share was $0.01 for the three months ended March 31, 2021.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2021 and 2020

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three months ended March 31,		Change
	2021	2020
	US$	US$	US$	%
NET REVENUES
Service income	2,203,772	8,202,911	(5,999,139)	(73.1%)
COST OF SERVICES
Cost of service income	(1,466,232)	(7,714,755)	6,248,523	(81.0%)
GROSS PROFIT	737,540	488,156	249,384	51.1%
Operating expenses:
General and administrative expenses	(434,878)	(438,891)	4,013	(0.9%)
Foreign exchange gain (loss)	2,719	4,221	(1,502)	(35.6%)
INCOME FROM OPERATIONS	305,381	53,486	251,895	471.0%
OTHER INCOME (EXPENSES)	75,127	76,844	(1,717)	(2.2%)
INCOME BEFORE PROVISION FOR INCOME TAXES	380,508	130,330	250,178	192.0%
INCOME TAXES (EXPENSES) CREDIT	(3,897)	6,138	(10,035)	(163.5%)
NET INCOME	376,611	136,468	240,143	176.0%

Net revenues. Net revenues were $2,203,772 for the three months ended March 31, 2021, as compared to $8,202,911 for the same period in 2020, a decrease of $5,999,139 or 73.1%. The decrease was primarily attributable to the decrease in our revenue from i) systems development and integration with revenue decreasing from $6,210,065 for the three months ended March 31, 2020 to $34,077 for the three months ended March 31, 2021; offset by ii) systems maintenance with revenue increasing from $1,495,110 for the three months ended March 31, 2020 to $1,608,466 for the three months ended March 31, 2021; and iii) sales of hardware and consumables with revenue increasing from $497,736 for the three months ended March 31, 2020 to $561,229 for the three months ended March 31, 2021.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services decreased to $1,466,232 or 65.2% of net revenues, for the three months ended March 31, 2021, as compared to $7,714,755 or 94.0% of net revenues, for the same period in 2020, a decrease of $6,248,523 or 81.0%. The decrease in cost of services was mainly attributable to the decrease in our cost of technical staff and contracting fees to suppliers.

Gross profit. Gross profit for the three months ended March 31, 2021 was $737,540 or 33.5% of net revenues, as compared to $488,156 or 6.0% of net revenues, for the same period in 2020, an increase of $249,384 or 51.1%. The increase of gross profit was largely due to the decrease in cost of services, offset by the decrease in net revenues compare to the same period of 2020.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased to $434,878 or 19.3% of net revenues, for the three months ended March 31, 2021, as compared to $438,891 or 5.4% of net revenues, for the same period in 2020, a decrease of $4,013 or 0.9%. The primary reason for the decrease was attributable to a decrease in consultancy and professional fee.

Profit from operations. As a result of the above, our profit from operations totaled $305,381 for the three months ended March 31, 2021, as compared to $53,486 for the same period in 2020, an increase of $251,895 or 471.0%.

Income taxes (expenses) credit. Income taxes expenses totaled $3,897 or 0.2% of net revenues for the three months ended March 31, 2021, as compared to income taxes credit totaled $6,138 or 0.1% for the same period in 2020, a change of $10,035. The change was primarily attributable to the movement in profit tax paid for the three months ended March 31, 2021.

Net income. As a result of the foregoing, we had a net income of $376,611 for the three months ended March 31, 2021, compared to $136,468 for the same period in 2020, an increase of $240,143 or 176.0%, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $253,533. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Three Months Ended
	March 31,
	2021	2020
	US$	US$
Net cash (used in) provided by operating activities	(180,716)	361,230
Net cash used in investing activities	(2,751)	(1,709)
Net cash (used in) provided by financing activities	(80,312)	3,507
Effect of exchange rate changes on cash and cash equivalents	(6,025)	(116,256)
Net (decrease) increase in cash and cash equivalents	(269,804)	246,772
Cash and cash equivalents at the beginning of period	523,337	234,089
Cash and cash equivalents at the end of period	253,533	480,861

Operating Activities

Net cash used in operating activities was $180,716 for the three months ended March 31, 2021, which was a change of $541,946 from net cash provided by operating activities $361,230 for the same period of 2020. The change in net cash used in operating activities was mainly attributable to the following:

1)A change of Accounts receivable, and Accounts payable decreased our operating cash balances by $892,428 and $1,295,920 respectively; offset by

2)Net income of $376,611 for the three months ended March 31, 2021, compared to $136,468 for the same period in 2020; and

3)A change of Amounts due from related parties, and Deferred income increased our operating cash balances by $983,319 and $569,745.

Investing Activities

Net cash used in investing activities was $2,751 for the three months ended March 31, 2021, which was an increase of $1,042 or 61.0% from $1,709 in the same period in 2020. The increase in net cash used in investing activities was attributable to cash used in the purchase of plant and equipment by $2,916; offset by interest received by $165, during the three months ended March 31, 2021.

Financing Activities

Net cash used in financing activities was $80,312 for the three months ended March 31, 2021, which was a change of $83,819 from net cash provided by financing activities $3,507 in the same period in 2020. The change in net cash used in financing activities was attributable to the proceeds from non-controlling interests by $18,600; offset by Principal payments on operating leases by $89,368, and Repayment of bank loan by $9,544, during the three months ended March 31, 2021.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2021:

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

Revenues of sale of software, if not bundled with other arrangements, are recognized when shipped and customer acceptance obtained if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	34,077	6,210,065
- systems maintenance	1,608,466	1,495,110
- sales of hardware and consumables	561,229	497,736
	2,203,772	8,202,911

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

Quarter ended	March 31, 2021	March 31, 2020
RMB : USD exchange rate	6.5152	7.0131
average period ended
HKD : USD exchange rate	7.800	7.800
average period ended
PESO : USD exchange rate	47.7064	50.3182
average period ended

Quarter ended	March 31, 2021	December 31, 2020
RMB : USD exchange rate	6.5864	6.5442
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	47.7064	47.7064

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures.

The Company's management, under the direction of Kenneth Tan, the Company’s Chief Executive Officer and Channing Au, the Company’s Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in Company’s reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and is accumulated and communicated to management, including Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

We have not experienced any material impact to our internal control over financial reporting during the COVID-19 pandemic. Our employees worked mostly remotely during the period in which we prepared these financial statements due to the impact of Covid-19. We have extensively relied on on-line video communications by Company personnel and in communications with Company public auditors to conduct many Company internal accounting and financial operations. We have not altered or compromised our disclosure controls and procedures as of March 31, 2021, but we are monitoring and assessing the need to modify or enhance our disclosure controls and procedures to ensure disclosure controls and procedures continue to be effective.

The inability to predict the duration, scope and severity if the Covid-19 pandemic, and the possibility of its reoccurrence or surging in future waves, as well as the lack of an effective, widely available vaccine against any mutations of Covid 19, creates the possibility of Covid-19 pandemic requiring a re-examination and possible adjustment of internal controls and systems.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. Risk factors for our company are set forth in our Annual Report on Form 10-K for the fiscal year end December 31, 2020 (“2020 Form 10-K) and other filings with the Commission. The risks described in Part I, Item 1A, "Risk Factors" in our 2020 Form 10-K could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. The “Risk Factors” section of the 2020 Form 10-K remains current in all material respects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Sale of Stock. As previously reported on a Current Report on Form 8-K filed with the Commission on April 13, 2021, on April 8, 2021, the Company and GigWorld, Inc., a Delaware corporation, (“GIG”) entered into a Securities Purchase Agreement (“SPA”) whereby GIG purchased 6.5 million “restricted” shares (“Shares”) of Company Common Stock from Company for an aggregate purchase price of $650,000 (“”Purchase Price”). The closing of the transaction occurred on April 12, 2021. The Shares were purchased for investment purposes for GIG’s own account. Company intends to use the net proceeds from the sale of the Shares for general working capital. The Shares were issued in a private sale exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act.

GIG is a Delaware corporation and a reporting company under the Exchange Act and its proposed business is to develop technologies to enable and support the “gig” economy. “Gig economy” refers to the industry of consultants, freelancers and independent contractors (collectively, “gig workers”) making a living by performing short term jobs or projects for companies. The Internet and related technologies enable companies to link gig workers with temporary assignments for companies in a variety of industries. GIG has no revenues or revenue producing operations as of the date of the filing of this Report.

Appointment of GIG Nominee to VEII Board of Directors. The SPA obligates Company to appoint one nominee of GIG to the Company Board of Directors within 10 calendar days after the closing of the SPA. The Company has offered a board seat to Mr. Lum and expects Mr. Lum to join the Board of Directors in May 2021.

No Registration Rights; No Lock-Up. The Shares are “restricted securities” under Rule 144 of the Securities Act and may not be sold, transferred, assigned or otherwise disposed without registration under the Securities Act or an exemption from registration. The SPA does not grant registration rights for the Shares and there is no lock-up restriction on the Shares. The Shares are subject to minimum six month hold period under Rule 144. GIG is deemed an “affiliate” under Commission rules of the Company due to owning more than 10% of Company’s issued shares of Common Stock.

The SPA contains customary representations, warranties and covenants made by the Company. The representations, warranties and covenants contained in the SPA were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the SPA, and may be subject to limitations agreed upon by the contracting parties. Accordingly, the SPA is incorporated herein by reference only to provide investors with information regarding the terms of the SPA, and not to provide investors with any other factual information regarding the Company or its business, and should be read in conjunction with the disclosures in the Company's periodic reports and other filings with the SEC.

The foregoing is a summary only and does not purport to be a complete description of all of the terms, provisions, covenants, and agreements contained in the SPA, and is subject to and qualified in its entirety by reference to the full text of the SPA, which is filed herewith as Exhibit 10.1 to the Current Report on Form 8-K as filed with the Commission on April 13, 2021.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Securities Purchase Agreement, dated April 5, 2021, by Value Exchange International, Inc. and GigWorld, Inc. (1)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with the Commission on April 13, 2021.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

May 17, 2021	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director
(Principal Executive Officer)

May 17, 2021	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)