Form 10-Q/A
period 2021-03-31
Value Exchange International, Inc.
filed 2021-05-24
CIK 1417664

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2021 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2021, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on May 17, 2021, and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after May 17, 2021) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

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

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

				Retained			Accumulated
			Additional	earnings			other
	Common stock		paid-in	(accumulated	Statutory	Noncontrolling	comprehensive
	Share	Amount	capital	deficit)	reserves	Interest	income	Total

January 1, 2020	29,656,130	297	690,589	308,813	11,925	11,413	60,742	1,083,779
Net income	-	-	-	140,267	-	(3,799)	-	136,468
Transfer to statutory reserves	-	-	-	-	-	-	-	-
Change in noncontrolling interests	-	-	-	-	-	7,012	-	7,012
Foreign currency translation adjustment	-	-	-	-	(221)	(347)	(14,755)	(15,323)
March 31, 2020	29,656,130	297	690,589	449,080	11,704	14,279	45,987	1,211,936

				Retained			Accumulated
			Additional	earnings			other
	Common stock		paid-in	(accumulated	Statutory	Noncontrolling	comprehensive
	Share	Amount	capital	deficit)	reserves	Interest	income	Total

January 1, 2021	29,656,130	297	690,589	414,225	11,835	53,453	97,944	1,268,343
Net income	-	-	-	375,853	-	758	-	376,611
Transfer to statutory reserves	-	-	-	-	-	-	-	-
Change in noncontrolling interests	-	-	-	-	-	18,600	-	18,600
Foreign currency translation adjustment	-	-	-	-	-	(350)	(5,435)	(5,785)
March 31, 2021	29,656,130	297	690,589	790,078	11,835	72,461	92,509	1,657,769

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	376,611	136,468
Adjustments to reconcile net profit to cash (used in) provided by operating activities:
Depreciation	33,663	38,770
Amortization	90,515	99,613
Interest income	(165)	(115)
Finance costs on Right-of-use assets	4,308	-
Deferred income taxes	19,648	2,136
Changes in operating assets and liabilities
Accounts receivable	(685,755)	206,673
Other receivables and prepayments	1,985	16,225
Amounts due from related parties	88,879	(894,440)
Inventories	(6,400)	(2,524)
Accounts payable	(465,730)	830,190
Other payables and accrued liabilities	(151,700)	(62,616)
Deferred income	560,595	(9,150)
Amounts due to related parties	(47,170)	-
Net cash (used in) provided by operating activities	(180,716)	361,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(2,916)	(1,824)
Interest received	165	115
Net cash used in investing activities	(2,751)	(1,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-controlling interests	18,600	7,012
Principal payments on operating leases	(89,368)	(3,505)
Repayment of bank loan	(9,544)	-
Net cash (used in) provided by financing activities	(80,312)	3,507

EFFECT OF EXCHANGE RATE ON CASH	(6,025)	(116,256)
(DECREASE) INCREASE IN CASH	(269,804)	246,772
CASH, beginning of period	523,337	234,089
CASH, end of period	253,533	480,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash (paid) refund for income taxes	(3,897)	6,138

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

(1) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with the Commission on April 13, 2021.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

May 21, 2021	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director
(Principal Executive Officer)

May 21, 2021	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)