Form 10-Q
period 2021-06-30
Value Exchange International, Inc.
filed 2021-08-16
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

_______.TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, Emerging Growth Company or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of August 9, 2021, there were 36,156,130 shares of common stock issued and outstanding. The registrant’s common stock is quoted on the OTCQB Venture Market of The OTC Markets Group, Inc. under the trading symbol “VEII.”

1

FORM 10-Q

Value Exchange International, Inc.

2

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	519,698	523,337
Accounts receivable, less allowance for doubtful accounts	774,987	599,436
Amounts due from a related party	1,549,747	1,343,466
Other receivables and prepayments	422,659	414,342
Inventories	292,707	238,147
Total current assets	3,559,798	3,118,728

NON-CURRENT ASSETS
Plant and equipment, net	310,573	357,021
Deferred tax assets	54,503	71,681
Goodwill	206,812	206,812
Operating lease right-of-use assets, net	476,883	585,057
Total non-current assets	1,048,771	1,220,571

Total assets	4,608,569	4,339,299

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	713,730	1,038,518
Other payables and accrued liabilities	744,163	831,817
Deferred income	258,151	254,937
Amounts due to related parties	177,396	263,063
Operating lease liabilities, current	279,219	303,687
Short term bank loan	39,815	38,874
Total current liabilities	2,212,474	2,730,896

NON-CURRENT LIABILITIES
Deferred tax liabilities	2,469	-
Long term bank loan	42,241	62,949
Operating lease liabilities, non-current	191,363	277,111
Total non-current liabilities	236,073	340,060

Total liabilities	2,448,547	3,070,956

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 36,156,130 and 29,656,130 shares issued and outstanding, respectively	362	297
Additional paid-in capital	1,340,524	690,589
Statutory reserves	11,835	11,835
Retained earnings	729,318	414,225
Accumulated other comprehensive losses	(6,705)	97,944
Total shareholders’ equity	2,075,334	1,214,890
Non-controlling interest	84,688	53,453
	2,160,022	1,268,343

Total liabilities and shareholders’ equity	4,608,569	4,339,299

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income	2,389,995	4,233,763	4,593,767	12,436,674

COST OF SERVICES
Cost of service income	(1,818,946)	(3,994,147)	(3,285,178)	(11,708,902)

GROSS PROFIT	571,049	239,616	1,308,589	727,772

OPERATING EXPENSES:
General and administrative expenses	(659,896)	(419,250)	(1,094,774)	(858,141)
Foreign exchange loss	(16,297)	(845)	(13,578)	3,376
(LOSS) PROFIT FROM OPERATIONS	(105,144)	(180,479)	200,237	(126,993)

OTHER INCOME (EXPENSES):
Interest income	226	224	391	339
Interest expense	-	(1,967)	-	(1,967)
Finance cost	(4,055)	(2,772)	(8,363)	(6,277)
VAT refund	26,017	28,602	28,230	72,544
Management fee income	54,170	70,899	100,496	78,446
Others	(19,637)	5,745	11,094	34,490
Total other income (expenses), net	56,721	100,731	131,848	177,575

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(48,423)	(79,748)	332,085	50,582
INCOME TAXES (EXPENSES) CREDIT	(2,464)	-	(6,361)	6,138
NET (LOSS) INCOME	(50,887)	(79,748)	325,724	56,720

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(99,214)	(7,915)	(104,649)	(22,670)

COMPREHENSIVE INCOME	(150,101)	(87,663)	221,075	34,050

ATTRIBUTABLE TO:
Equity holders of the Company	(159,974)	(81,879)	210,444	43,633
Non-controlling interests	9,873	(5,784)	10,631	(9,583)
	(150,101)	(87,663)	221,075	34,050

Net income per share, basic and diluted	0.00	0.00	0.01	0.00

Weighted average number of shares outstanding	35,361,686	29,656,130	32,508,908	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	325,724	56,720
Adjustments to reconcile net profit to cash (used in) provided by operating activities:
Depreciation	72,398	76,132
Amortization	178,886	196,894
Interest income	(391)	(339)
Interest expenses	-	1,967
Finance costs on Right-of-use assets	8,363	6,277
Deferred income taxes	19,647	2,502
Changes in operating assets and liabilities
Accounts receivable	(175,551)	(652,141)
Other receivables and prepayments	(8,317)	(165,526)
Amounts due from related parties	(206,281)	(570,186)
Inventories	(54,560)	(8,031)
Accounts payable	(324,788)	1,127,409
Other payables and accrued liabilities	(87,654)	152,333
Deferred income	3,214	568,809
Amounts due to related parties	(85,667)	-
Net cash (used in) provided by operating activities	(334,977)	792,820

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(27,437)	(1,396)
Interest received	391	339
Net cash used in investing activities	(27,046)	(1,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issued share capitals	650,000	-
Proceeds from non-controlling interests	18,600	7,012
Interest paid	-	(1,967)
Principal payments on finance leases	(175,726)	(213,345)
Repayment of short term bank loan	(19,204)	(13,686)
Net cash provided by (used in) financing activities	473,670	(221,986)

EFFECT OF EXCHANGE RATE ON CASH	(115,286)	(7,628)
(DECREASE) INCREASE IN CASH	(3,639)	562,149
CASH, beginning of period	523,337	234,089
CASH, end of period	519,698	796,238

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash refund for income taxes	3,897	6,138

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Continuance of Business

Value Exchange International, Inc. (“VEII”, “Company”, “we” or “us”) was incorporated in the State of Nevada on June 26, 2007 under the name “China Soaring, Inc.”. The Company’s principal business, conducted through its operating subsidiaries, is to provide customer-centric information technology solutions for the retail industry in China, Hong Kong SAR and Manila, Philippines (“IT Business”). We do not conduct business in other markets, including the United States. By integrating market-leading Point-of-Sale/Point-of-Interaction (“POS/POI”), Merchandising, Customer Relations Management or “CRM” and related rewards, Locational Based (Global Positing System (“GPS”) and Indoor Positioning System (“IPS”)) Marketing, Customer Analytics and Business Intelligence solutions, VEII provides retailers with the capability to offer a consistent shopping experience across all marketing and sales channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. VEII promotes itself as a single information technology (“IT”) source for retailers who want to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. VEII services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channel. VEII’s retail solutions are installed in an estimated 30%-40% of POS/POI-suitable retailers in Hong Kong and Manila, Philippines, processing tens of millions of transactions a year. Company is headquartered in Hong Kong and with offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; Manila, Philippines, and Kuala Lumpur, Malaysia.

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

As of June 30, 2021, the Company held four wholly-owned subsidiaries, and two subsidiaries with 51% ownership.

Impact of Coronavirus/COVID-19 Pandemic. Public health threats could adversely affect our ongoing or planned business operations. In particular, the outbreak in December 2019 of a novel coronavirus (“COVID-19”) in China and then into Hong Kong SAR and Philippines resulted in quarantines, restrictions on travel and other business and economic disruptions in our markets. Due to emergence of variants of COVID-19 (especially the “Delta” variant) and reluctance or failure of a significant portion of general population in our markets to become fully vaccinated, which portion allows emergence and spread of variants of COVID 19 and the resulting risk of the emergence of vaccine resistant strains of COVID 19, we cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, distributers, resellers and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted. China and Hong Kong SAR, our primary markets, still experience travel and quarantine restrictions that do not allow return to regular operations and marketing efforts.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2021:

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e)	Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of June 30, 2021 and December 31, 2020, there was allowance amount to $0 and $4,235 for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	126,061	2,176,018	160,138	8,386,083
- systems maintenance	1,898,908	1,881,849	3,507,374	3,376,959
- sales of hardware and consumables	365,026	175,896	926,255	673,632
	2,389,995	4,233,763	4,593,767	12,436,674

Billings in excess of revenues recognized are recorded as deferred revenue.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

n)	Income taxes

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

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the six months ended June 30, 2021 and 2020 were insignificant.

q)	Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the six months ended June 30, 2021 and 2020 were insignificant.

r)	Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the six months ended June 30, 2021 and 2020 were insignificant.

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

Quarter ended	June 30, 2021	June 30, 2020
RMB : USD exchange rate	6.4806	7.1432
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	47.6357	50.1608
three months average period ended

Quarter ended	June 30, 2021	June 30, 2020
RMB : USD exchange rate	6.4989	7.0762
six months average period ended
HKD : USD exchange rate	7.800	7.800
six months average period ended
PESO : USD exchange rate	47.6720	50.2410
six months average period ended

Quarter ended	June 30, 2021	December 31, 2020
RMB : USD exchange rate	6.4838	7.1158
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	47.4164	50.1608

t)	Stock-based Compensation

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounts receivable

Accounts receivable consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Accounts receivable	774,987	603,689
Allowance for doubtful accounts	-	(4,253)
	774,987	599,436

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.	Other receivables and prepayments

Other receivables and prepayments consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Deposits and prepaid expense	279,508	299,790
Others	143,151	114,552
	422,659	414,342

5.	Inventories

Inventories as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Finished goods	292,707	238,147

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Plant and equipment, net

 Plant and equipment consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Leasehold improvements	81,270	78,224
Office furniture and equipment	252,421	254,681
Computer equipment	358,469	334,237
Computer software	44,337	43,319
Motor Vehicle	119,806	119,806
Building	68,904	68,904
Total	925,207	899,171
Less: accumulated depreciation	(614,634)	(542,150)
Plant and equipment, net	310,573	357,021

Depreciation expense for the six months period ended June 30, 2021 and 2020 amounted to $ 72,398 and $76,132, respectively. For the six months period ended June 30, 2021 and 2020, no interest expense was capitalized into plant and equipment.

7.	Goodwill

Goodwill consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Goodwill arising from acquisition of TSI	206,812	206,812

8.	Leases
	June 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Operating lease right-of-use assets, net	476,883	585,057

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease liabilities are as follows:

	June 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Lease liabilities, current	279,219	303,687
Lease liabilities, non-current	191,363	277,111
Present value of lease liabilities	470,582	580,798

Total lease cost for the six months period ended June 30, 2021 and 2020 amounted to $8,363 and $6,277, respectively. Weighted-average remaining lease term is 1.3 years, and weighted-average discount rate is 3%.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2021:

	June 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Year one	289,227	316,880
Year two	145,647	187,971
Year three	49,720	95,772
Year four	-	-
Thereafter	-	-
Total undiscounted cash flows	484,594	600,623
Less: Imputed interest	(14,012)	(19,826)
Present value of lease liabilities	470,582	580,798

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Bank loan

Bank loan and accruals consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Long term bank loan	82,056	101,823
Less: Current portion of long term bank loan	(39,815)	(38,874)
	42,241	62,949

Current portion of long term bank loan	39,815	38,874

As of June 30, 2021 and December 31, 2020, the above bank loan secured by property and equipment with net carrying amount of $38,959 and $44,533 respectively.

10.	Other payables and accrued liabilities

Other payables and accruals consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Accrual	631,580	737,142
Income taxes payable	112,583	94,675
	744,163	831,817

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Deferred income

Deferred income consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Service fees received in advance	258,151	254,937

12.	Statutory reserves

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	June 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	1,442,053	1,269,620
Cucumbuy.com Limited (ii)	38,462	30,769
SmartMyWays Co., Limited (iii)	38,462	30,769
Retail Intelligent Unit Limited (iv)	15,385	12,308
TAP Technology (HK) Limited (v)	15,385	-
	1,549,747	1,343,466

Due to related parties
AppMyWays Co., Limited (vi)	174,896	253,063
Mr. Johan Pehrson (vii)	2,500	10,000
	177,396	263,063

Related party transactions

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Service income received from
Value E Consultant International (M) Sdn. Bhd (viii)	-	4,015	-	4,015
TAP Technology (HK) Limited (v)	-	98,718	-	98,718
SmartMyWays Co., Limited (iii)	-	45	-	23,249
ValueX International Pte. Ltd. (ix)	-	13,873	-	159,581
AppMyWays Co., Limited (vi)	27	-	24,937	-

Subcontracting fees payable to
Value Exchange International Limited (i)	(43,692)	-	(43,692)	-
Value E Consultant International (M) Sdn. Bhd (viii)	(16,747)	-	(16,747)	-
TAP Technology (HK) Limited (v)	(41,682)	-	(41,682)	-
AppMyWays Co., Limited (vi)	-	(256,410)	-	(256,410)

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Related party and shareholder transactions (Continued)

Management fees received from
Value Exchange International Limited (i)	26,733	18,591	46,906	26,138
TAP Technology (HK) Limited (v)	7,692	15,385	15,385	15,385
SmartMyWays Co., Limited (iii)	7,692	15,385	15,385	15,385
Cucumbuy.com Limited (ii)	7,692	15,385	15,385	15,385
Retail Intelligent Unit Limited (iv)	3,077	6,153	6,154	6,153

(i)	Mr. Kenneth Tan and Ms. Bella Tsang, directors of the Company, are shareholders and a directors of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(ii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Cucumbuy.com Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(iii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of SmartMyWays Co., Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of SmartMyWays Co., Limited. The balance is unsecured, interest free and repayable on demand.
(iv)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Retail Intelligent Unit Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of Retail Intelligent Unit Limited. The balance is unsecured, interest free and repayable on demand.
(v)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of TAP Technology (HK) Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(vi)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of AppMyWays Co., Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(vii)	Mr. Johan Pehrson is a director of the Company. The balance is unsecured, interest free and repayable on demand.
(viii)	Ms. Bella Tsang, a director of the Company, is a shareholder of Value E Consultant International (M) Sdn. Bhd, a company incorporated in Malaysia. The balance is unsecured, interest free and repayable on demand.
(ix)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of ValueX International Pte. Ltd., a company incorporated in Singapore. The balance is unsecured, interest free and repayable on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains “forward-looking statements”. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report also include expectations of future levels of business development and related spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us and effects as well as our ability to fund, and integrate and grow acquired business lines. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the SEC, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and subsequent filings with the SEC.

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

CORPORATE OVERVIEW

History of Value Exchange International, Inc.

Organization. We were incorporated in the State of Nevada on June 26, 2007 under the name “China Soaring Inc.” We changed the Company's name to “Sino Payments, Inc.” on November 26, 2008 and then further changed to the current name as “Value Exchange International, Inc.” in October 2016. Our Common Stock’s trading symbol changed at the same time from “SNPY” to “VEII.”.

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

A standard element of the strategic plan is to expand the business into new markets in Southeast Asia. A lack of adequate working capital and outside funding has, in part, prevented the Company from implementing this expansion plan. The Company still intends to explore from time to time the expansion of the business into new markets by acquisition or funding new operations in new markets. As such, we intend to seek expansion of our current geographical markets to other parts of Southeast Asia by seeking new businesses and by possible acquisitions of existing businesses. Seeking new business and expanding our markets will require adequate and affordable funding or working capital and beating competition for the new business in those new markets. We may in the future, and we have historically been unable to, seek to obtain necessary funding for acquisitions or expansion of business in new markets. Acquisitions will require finding suitable acquisitions that will agree to terms and conditions acceptable to us and the successful integration of new businesses into our operations. We may be unable to win new business or acquire any new businesses and, consequently, we may be unable to expand our geographical markets. We have not expanded into any new markets by acquisition or otherwise during the fiscal year 2020 or in fiscal year 2021 to date and we may be unable to do so in 2021 or beyond due to funding constraints and lack of viable, available acquisitions as well as the common obstacles to penetration of new foreign markets.

The Company, through its operating subsidiaries, is focusing and will focus on its IT Business, and seek to expand, if and when possible, its IT Business services to commercial customers in PRC and Asia Pacific Region. This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer order in our core markets of Hong Kong SAR and China than the “IP Business” (as defined below) and presents an industry segment that better suits our current technical capabilities, marketing capabilities and financial resources.

Initial Business Focus. Our initial intended, primary business was to operate a credit card processing and merchant-acquiring services company that provided credit card clearing services to merchants and financial institutions in PRC (“IP Business”). The IP Business was to be based on our concept of an electronic payment processing system known as “SinoPay GPP Platform”. The SinoPay GPP platform never became a viable revenue generating operation and we have focused on the IT Business since the 2014 acquisition of VEI CHN. As previously reported, efforts to develop and launch a new, updated e-payment platform in 2020 did not succeed due to lack of necessary funding and resulting cancellation of Company’s 51% equity stake in the venture. While the Company may seek to develop an electronic payment processing platform in the future, there can be no assurance that the Company will make that effort or develop a viable electronic payment processing platform in the future. The electronic payment processing industry is highly competitive and has major international companies as dominant competitors. Any effort to develop a future electronic payment processing would be subject to adequate funding, which funding may not be attainable by a small reporting company like the Company.

Smart Baggage Tag. Through a cooperative effort with another company, Company has the ability to market a smart baggage tag that allows consumers to track the location of their baggage through a smart phone or device using the smart baggage tag and related application. Efforts to promote the smart baggage tag were suspended in 2020 due to impact of COVID-19 pandemic on air travel. Company will re-evaluate promotion of the smart baggage tag to airports from time to time and when air travel returns to pre-COVID-19 pandemic levels, if ever. The prospects of the Smart Tag business as of the date of this Form 10-Q report are uncertain. The Company will have to determine if an expanded or sustained marketing effort for the Smart Tag is possible based on available resources and business priorities. The IT Business remains the focus of our business and funding.

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

A common competitive threat to any IT companies is the emergence of new technologies or related services in demand by customers and the inability of IT companies to access or afford those new technologies and perform the related services. Technological innovations pose a significant potential competitive threat to smaller companies like the Company. Another common threat to small IT companies is larger IT companies engaging in predatory pricing or marketing to eliminate competition for certain customers or markets. Smaller IT companies cannot generally afford to engage in pricing competition with larger competitors.

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

COVID 19 pandemic affected our primary operations in Hong Kong SAR, China and Manila, Philippines in first fiscal quarter of 2020 by forcing limited business travel, remote work arrangements by personnel, customers suspending or reducing operations and use of third-party services and suspension or cancellations of normal business activities by us and customers. While there has been a degree of easing restrictions on businesses in our main markets, there are still restrictions on our and customers’ business activities and restrictions on travel. Further, the COVID 19 pandemic may have a second wave of infections in the summer or fall of 2021, especially from new variants like the Delta variant of COVID 19, which would probably impose a continuation or increase in restrictions of business, marketing and business development activities. The full impact of COVID 19 pandemic and new variants of COVID 19 on our business may not be fully understood until the end of fiscal year or later due to the risk of new variants of COVID 19 emerging that is vaccine resistant and, as such, capable of significant disruption of the economies in our primary markets.

COVID 19 pandemic and variants of COVID 19, especially Delta variant, may make funding of new and existing business from third party sources more difficult or impossible for the Company due to demand for funding in 2020 and 2021 as well as the financial condition of the Company and its lack of hard assets for collateral. There is uncertainty as to the full impact of Delta variant of COVID 19 on economies in our markets in the future, especially when the full impact of Delta variant of COVID 19 on vaccinated persons and the possible emergence and then impact of future variants of COVID 19 is uncertain as of the date of the filing of this Form 10-Q report.

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

Financial Performance Highlights

The following are some financial highlights for the second quarter of 2021:

•	Net revenue: Our net revenues were $4,593,767 for the six months ended June 30, 2021, as compared to $12,436,674 for the same period in 2020, a decrease of $7,842,907 or 63.1%. We are seeking to focus on higher profit margin work, which may result in lower gross and net revenues. We may be unable to be selective about customer projects in terms of profit margin criteria.

•	Gross profit: Gross profit for the six months ended June 30, 2021 was $1,308,589 or 28.5% of net revenues, as compared to $727,772 or 5.9% of net revenues for the same period in 2020, an increase of $580,817 or 79.8%.

•	Income (loss) from operations: Our income from operations totaled $200,237 for the six months ended June 30, 2021, as compared to loss from operations totaled $126,993 for the same period in 2020, a change of $327,230.
•	Net income: We had a net income of $325,724 for the six months ended June 30, 2021, compared to $56,720 for the same period in 2020, an increase of $269,004 or 474.3%.

•	Basic and diluted net income per share was $0.01 for the six months ended June 30, 2021.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2021 and 2020

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	US$	As a percentage of revenues		US$	As a percentage of revenues
NET REVENUES
Service income	2,389,995	100%		4,233,763	100%
COST OF SERVICES
Cost of service income	(1,818,946)	(76.1%	)	(3,994,147)	(94.3%	)
GROSS PROFIT	571,049	23.9%		239,616	5.7%
Operating expenses:
General and administrative expenses	(659,896)	(27.6%	)	(419,250)	(9.9%	)
Foreign exchange loss	(16,297)	(0.7%	)	(845)	(0.0%	)
LOSS FROM OPERATIONS	(105,144)	(4.4%	)	(180,479)	(4.3%	)
OTHER INCOME (EXPENSES)	56,721	2.4%		100,731	2.4%
LOSS BEFORE PROVISION FOR INCOME TAXES	(48,423)	(2.0%	)	(79,748)	(1.9%	)
INCOME TAXES EXPENSES	(2,464)	(0.1%	)	-	0.0%
NET LOSS	(50,887)	(2.1%	)	(79,748)	(1.9%	)

Net revenues. Net revenues were $2,389,995 for the three months ended June 30, 2021, as compared to $4,233,763 for the same period in 2020, a decrease of $1,843,768 or 43.5%. This decrease was primarily attributable to the increase in our revenue from i) sales of systems maintenance with revenues increasing from $1,881,849 for the three months ended June 30, 2020 to $1,898,908 for the three months ended June 30, 2021; ii) sales of hardware and consumables with revenue increasing from $175,896 for the three months ended June 30, 2020 to $365,026 for the three months ended June 30, 2021; offset by iii) sales of systems development and integration with revenues decreasing from $2,176,018 for the three months ended June 30, 2020 to $126,061 for the three months ended June 30, 2021.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and general operating overhead. Our cost of services decreased to $1,818,946 or 76.1% of net revenues, for the three months ended June 30, 2021, as compared to $3,994,147 or 94.3% of net revenues, for the same period in 2020, a decrease of $2,175,201 or 54.5%. The decrease in cost of services was mainly attributable to the decrease in our cost of technical staff, contracting fees to suppliers and general operating overhead.

Gross profit. Gross profit for the three months ended June 30, 2021 was $571,049 or 23.9% of net revenues, as compared to $239,616 or 5.7% of net revenues, for the same period in 2020, an increase of $331,433 or 138.3%. The increase of gross profit was largely due to the decrease in cost of services, offset by the decrease in net revenues in this period, as compared with the same period of 2020.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $659,896 or 27.6% of net revenues, for the three months ended June 30, 2021, as compared to $419,250 or 9.9% of net revenues, for the same period in 2020, an increase of $240,646 or 57.4%. The reasons for the increase was attributable to the increase in amortization, and other administrative cost.

Loss from operations. As a result of the above, our loss from operations totaled $105,144 for the three months ended June 30, 2021, as compared to $180,479 for the same period in 2020, an decrease of $75,335 or 41.7%.

Income taxes expenses. Income taxes expenses totaled $2,464 during the three months ended June 30, 2021, as compared to $0 for the same period in 2020, an increase of $2,464.

Net Loss. As a result of the foregoing, we had a net loss of $50,887 for the three months ended June 30, 2021, compared to $79,748 for the same period in 2020, a decrease of $28,861 or 36.2%, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2021 and 2020

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	US$	As a percentage of revenues		US$	As a percentage of revenues
NET REVENUES
Service income	4,593,767	100%		12,436,674	100%
COST OF SERVICES
Cost of service income	(3,285,178)	(71.5%	)	(11,708,902)	(94.1%	)
GROSS PROFIT	1,308,589	28.5%		727,772	5.9%
Operating expenses:
General and administrative expenses	(1,094,774)	(23.8%	)	(858,141)	(6.9%	)
Foreign exchange loss	(13,578)	(0.3%	)	3,376	(0.0%	)
INCOME(LOSS) FROM OPERATIONS	200,237	4.4%		(126,993)	(1.0%	)
OTHER INCOME (EXPENSES)	131,848	2.9%		177,575	1.4%
INCOME BEFORE PROVISION FOR INCOME TAXES	332,085	7.2%		50,582	0.4%
INCOME TAXES (EXPENSES) CREDIT	(6,361)	(0.1%	)	6,138	0.0%
NET INCOME	325,724	7.1%		56,720	0.4%

Net revenues. Net revenues were $4,593,767 for the six months ended June 30, 2021, as compared to $12,436,674 for the same period in 2020, a decrease of $7,842,907 or 63.1%. This decrease was primarily attributable to the increase in our revenues from i) sales of systems maintenance with revenues increasing from $3,376,959 for the six months ended June 30, 2020 to $3,507,374 for the six months ended June 30, 2021; ii) sales of hardware and consumables with revenues increasing from $673,632 for the six months ended June 30, 2020 to $926,255 for the six months ended June 30, 2021; offset by iii) sales of systems development and integration with revenue decreasing from $8,386,083 for the six months ended June 30, 2020 to $160,138 for the six months ended June 30, 2021.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services decreased to $3,285,178 or 71.5% of net revenues, for the six months ended June 30, 2021, as compared to $11,708,902 or 94.1% of net revenues, for the same period in 2020, a decrease of $8,423,724 or 71.9%. The decrease in cost of services was mainly attributable to the decrease in our cost of technical staff, and contracting fees to suppliers.

Gross profit. Gross profit for the six months ended June 30, 2021 was $1,308,589 or 28.5% of net revenues, as compared to $727,772 or 5.9% of net revenues, for the same period in 2020, an increase of $580,817 or 79.8%. The increase of gross profit was largely due to the decrease in cost of services, offset by the decrease in net revenues in this period, as compared with the same period of 2020.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $1,094,774 or 23.8% of net revenues, for the six months ended June 30, 2021, as compared to $858,141 or 6.9% of net revenues, for the same period in 2020, an increase of $236,633 or 27.6%. The primary reason for the increase was attributable to the increase in amortization and other administrative cost.

Income (loss) from operations. As a result of the above, our income from operations totaled $200,237 for the six months ended June 30, 2021, as compared to loss from operations totaled $126,993 for the same period in 2020, a change of $327,230.

Income tax (expenses) credit. Income taxes expenses totaled $6,361 during the six months ended June 30, 2021, as compared to income taxes credit totaled $6,138 for the same period in 2020, a change of $12,499.

Net income. As a result of the foregoing, we had a net income of $325,724 for the six months ended June 30, 2021, compared to $56,720 for the same period in 2020, an increase of $269,004 or 474.3%, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $519,698. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Six Months Ended
	June 30,
	2021	2020
	US$	US$
Net cash (used in) provided by operating activities	(334,977)	792,820
Net cash used in investing activities	(27,046)	(1,057)
Net cash provided by (used in) financing activities	473,670	(221,986)
Effect of exchange rate changes on cash and cash equivalents	(115,286)	(7,628)
Net (decrease) increase in cash and cash equivalents	(3,639)	562,149
Cash and cash equivalents at the beginning of period	523,337	234,089
Cash and cash equivalents at the end of period	519,698	796,238

Operating Activities

Net cash used in operating activities was $334,977 for the six months ended June 30, 2021, which was a change of $1,127,797 from net cash provided by operating activities $792,820 for the same period of 2020. The change in net cash (used in) provided by operating activities was mainly attributable to the following:

1)	A change of Accounts receivable, Other receivables, deposit and prepayments, and Amounts due from related parties increased our operating cash balances by $476,590, $157,209, and $363,905 respectively; offset by;

2)	Net income of $325,724 for the six months ended June 30, 2021, compared to $56,720 for the same period in 2020; and

3)	A change of Accounts payable, Other payables and accrued liabilities, and Deferred income decreased our operating cash balances by $1,452,197, $239,987 and $565,595.

Investing Activities

Net cash used in investing activities was $27,046 for the six months ended June 30, 2021, which was an increase of $25,989 or 2458.8% from $1,057 in the same period in 2020. The increase in net cash used in investing activities was attributable to cash used in the purchase of plant and equipment by $27,437; offset by interest received by $391, during the six months ended June 30, 2021.

Financing Activities

Net cash provided by financing activities was $473,670 for the six months ended June 30, 2021, which was a change of $695,656 from net cash used in financing activities $221,986 in the same period in 2020. The change in net cash provided by financing activities was attributable to the Proceeds from non-controlling interests by $18,600, and Issued share capitals by $650,000; offset by repayment of bank loan by $19,204, Principal payments on finance leases by $175,726, during the six months ended June 30, 2021.

Future Financings

We believe that our cash on hand and cash flow from operations will meet our expected capital expenditure and working capital requirements for the next 12 months. However, we may in the future require additional cash resources due to changes in business conditions, implementation of our strategy to expand our production capacity, sales, marketing and branding activities or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.  We would need to raise capital to fund any expansion of business into new markets.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2021:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	126,061	2,176,018	160,138	8,386,083
- systems maintenance	1,898,908	1,881,849	3,507,374	3,376,959
- sales of hardware and consumables	365,026	175,896	926,255	673,632
	2,389,995	4,233,763	4,593,767	12,436,674

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

Quarter ended	June 30, 2021	June 30, 2020
RMB : USD exchange rate	6.4806	7.1432
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	47.6357	50.1608
three months average period ended

Quarter ended	June 30, 2021	June 30, 2020
RMB : USD exchange rate	6.4989	7.0762
six months average period ended
HKD : USD exchange rate	7.800	7.800
six months average period ended
PESO : USD exchange rate	47.6720	50.2410
six months average period ended

Quarter ended	June 30, 2021	December 31, 2020
RMB : USD exchange rate	6.4838	7.1158
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	47.4164	50.1608

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decision regarding required disclosure.

Our management, with the participation of our Chief Executive Officer, Tan Seng Wee Kenneth (also known as “Kenneth Tan”) (“CEO”) and Chief Financial Officer, Channing Au, (“CFO”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2021, the end of the period covered by this Form 10-Q report. Based on such evaluation, our CEO and CFO had concluded that as of June 30, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2021 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

The inability to predict the duration, scope and severity if the COVID-19 pandemic, especially variants of COVID-19 that have and may in the future emerge, and the possibility of its reoccurrence or surging in future waves, as well as the lack of an effective, widely available vaccine against any mutations of COVID-19, creates the possibility of COVID-19 pandemic requiring a re-examination and possible adjustment of internal controls and systems.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. Risk factors for our company are set forth in our Annual Report on Form 10-K for the fiscal year end December 31, 2020 (“2020 Form 10-K) and other filings with the Commission. The risks described in Part I, Item 1A, "Risk Factors" in our 2020 Form 10-K could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. The “Risk Factors” section of the 2020 Form 10-K remains current in all material respects, except as stated below.

The emergence of Delta variant of COVID-19 in our markets, and the possible emergence of new variants that are vaccine resistant and could cause the same economic and business disruption as caused by the initial waive of the COVID-19 pandemic, coupled with significant portions of the general population in our markets (excepting Singapore with a reported 70% vaccination rate and pro-active testing protocol) not being fully vaccinated, which may allow new variants of COVID-19 to emerge that may be vaccine resistant and cause massive economic and business disruptions, have created uncertainty about the future impact of COVID-19 on our business and financial conditions and results. We do not operate in North America or other non-Asian markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Appointment of GIG Nominee to VEII Board of Directors. The SPA obligates Company to appoint one nominee of GIG to the Company Board of Directors within 10 calendar days after the closing of the SPA. The Company has offered a board seat to Mr. Lum and Mr. Lum to join the Board of Directors on May 18, 2021.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The Company paid a one-time cash dividend of $0.005 per share on July 30, 2021 and thereabouts to holders of shares of Common Stock as of April 16, 2021.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Securities Purchase Agreement, dated April 5, 2021, by Value Exchange International, Inc. and GigWorld, Inc. (1)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)        Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with the Commission on April 13, 2021.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

August 13, 2021	/s/	Tan Seng Wee Kenneth
	By:	Tan Seng Wee Kenneth
	Its:	President and Director (Principal Executive Officer)

August 13, 2021	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

