Form 10-Q
period 2021-09-30
Value Exchange International, Inc.
filed 2021-11-15
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Large accelerated filer ☐	.	Accelerated filer ☐
Non-accelerated filer ☒		Smaller reporting company ☒
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐. No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of November 8, 2021, there were 36,156,130 shares of common stock issued and outstanding. The registrant’s common stock is quoted on the OTCQB Venture Market of The OTC Markets Group, Inc. under the trading symbol “VEII.”

1

FORM 10-Q

Value Exchange International, Inc.

2

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	370,769	523,337
Accounts receivable, less allowance for doubtful accounts	636,392	599,436
Amounts due from related parties	1,798,898	1,343,466
Other receivables and prepayments	343,951	414,342
Inventories	257,368	238,147
Total current assets	3,407,378	3,118,728

NON-CURRENT ASSETS
Plant and equipment, net	280,973	357,021
Deferred tax assets	51,503	71,681
Goodwill	206,812	206,812
Operating lease right-of-use assets, net	393,160	585,057
Total non-current assets	932,448	1,220,571

Total assets	4,339,826	4,339,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	616,145	1,038,518
Other payables and accrued liabilities	756,601	831,817
Deferred income	227,500	254,937
Amounts due to related parties	67,030	263,063
Operating lease liabilities, current	243,283	303,687
Short term bank loan	40,292	38,874
Total current liabilities	1,950,851	2,730,896

NON-CURRENT LIABILITIES
Deferred tax liabilities	2,333	-
Long term bank loan	31,830	62,949
Operating lease liabilities, non-current	144,231	277,111
Total non-current liabilities	178,394	340,060

Total liabilities	2,129,245	3,070,956

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 36,156,130 and 29,656,130 shares issued and outstanding, respectively	362	297
Additional paid-in capital	1,340,524	690,589
Statutory reserves	11,835	11,835
Retained earnings	783,384	414,225
Accumulated other comprehensive losses	(25,111)	97,944
Total shareholders’ equity	2,110,994	1,214,890
Non-controlling interest	99,587	53,453
	2,210,581	1,268,343

Total liabilities and shareholders’ equity	4,339,826	4,339,299

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income	2,884,770	4,641,036	7,478,537	17,077,710

COST OF SERVICES
Cost of service income	(2,224,718)	(4,005,748)	(5,509,896)	(15,714,650)

GROSS PROFIT	660,052	635,288	1,968,641	1,363,060

OPERATING EXPENSES:
General and administrative expenses	(483,767)	(437,258)	(1,578,541)	(1,295,399)
Foreign exchange gain (loss)	7,516	(24,030)	(6,062)	(20,654)
PROFIT FROM OPERATIONS	183,801	174,000	384,038	47,007

OTHER INCOME (EXPENSES):
Interest income	189	207	580	546
Interest expense	-	(7,821)	-	(9,788)
Finance cost	(3,170)	(2,548)	(11,533)	(8,825)
VAT refund	981	38,198	29,211	110,742
Management fee income	63,275	37,856	163,771	116,302
Others	6,016	10,295	17,110	44,785
Total other income (expenses), net	67,291	76,187	199,139	253,762

INCOME BEFORE PROVISION FOR INCOME TAXES	251,092	250,187	583,177	300,769
INCOME TAXES (EXPENSES) CREDIT	(162)	(1,738)	(6,523)	4,400
NET INCOME	250,930	248,449	576,654	305,169

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(18,406)	29,440	(123,055)	6,770

COMPREHENSIVE INCOME	232,524	277,889	453,599	311,939

ATTRIBUTABLE TO:
Equity holders of the Company	216,541	271,736	426,985	315,369
Non-controlling interests	15,983	6,153	26,614	(3,430)
	232,524	277,889	453,599	311,939

Net income per share, basic and diluted	0.01	0.01	0.02	0.01

Weighted average number of shares outstanding	36,156,130	29,656,130	33,742,527	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	576,654	305,169
Adjustments to reconcile net profit to cash (used in) provided by operating activities:
Depreciation	104,364	113,820
Amortization	252,202	289,492
Interest income	(580)	(546)
Interest expenses	-	9,788
Finance costs on Right-of-use assets	11,533	8,825
Loss on disposal of plant and equipment	-	3,213
Deferred income taxes	22,511	2,175
Changes in operating assets and liabilities
Accounts receivable	(36,956)	(69,305)
Other receivables and prepayments	70,391	(266,116)
Amounts due from related parties	(455,432)	(677,030)
Inventories	(19,221)	(9,578)
Accounts payable	(422,373)	454,334
Other payables and accrued liabilities	(86,906)	97,564
Deferred income	(27,437)	639,742
Amounts due to related parties	(196,033)	7,500
Net cash (used in) provided by operating activities	(207,283)	909,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(30,868)	(139,725)
Interest received	580	546
Net cash used in investing activities	(30,288)	(139,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issued share capitals	650,000	-
Proceeds from non-controlling interests	18,600	7,012
Interest paid	-	(9,788)
Dividend paid	(169,191)	-
Principal payments on finance leases	(232,697)	(314,020)
Proceeds from bank loan	-	120,238
Repayment of bank loan	(28,981)	(22,172)
Net cash provided by (used in) financing activities	237,731	(218,730)

EFFECT OF EXCHANGE RATE ON CASH	(152,728)	23,441
(DECREASE) INCREASE IN CASH	(152,568)	574,579
CASH, beginning of period	523,337	234,089
CASH, end of period	370,769	808,668
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash refund for income taxes	3,897	4,400

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

As of September 30, 2021, the Company held four wholly-owned subsidiaries, and two subsidiaries with 51% ownership.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2021:

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e)	Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of September 30, 2021 and December 31, 2020, there was allowance amount to $0 and $4,235 for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	56,314	2,260,182	216,452	10,646,265
- systems maintenance	2,065,894	2,128,324	5,573,268	5,505,283
- sales of hardware and consumables	762,562	252,530	1,688,817	926,162
	2,884,770	4,641,036	7,478,537	17,077,710

Billings in excess of revenues recognized are recorded as deferred revenue.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

n)	Income taxes

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

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the nine months ended September 30, 2021 and 2020 were insignificant.

q)	Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the nine months ended September 30, 2021 and 2020 were insignificant.

r)	Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the nine months ended September 30, 2021 and 2020 were insignificant.

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

Quarter ended	September 30, 2021	September 30, 2020
RMB : USD exchange rate	6.4874	6.9599
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	49.5606	50.1608
three months average period ended

Quarter ended	September 30, 2021	September 30, 2020
RMB : USD exchange rate	6.4949	7.0351
nine months average period ended
HKD : USD exchange rate	7.800	7.800
nine months average period ended
PESO : USD exchange rate	48.3135	50.2129
nine months average period ended

Quarter ended	September 30, 2021	December 31, 2020
RMB : USD exchange rate	6.4784	6.8590
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	50.4854	50.1608

t)	Stock-based Compensation

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounts receivable

Accounts receivable consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Accounts receivable	636,392	603,689
Allowance for doubtful accounts	-	(4,253)
	636,392	599,436

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.	Other receivables and prepayments

Other receivables and prepayments consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Deposits and prepaid expense	283,507	299,790
Others	60,444	114,552
	343,951	414,342

5.	Inventories

Inventories as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Finished goods	257,368	238,147

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Plant and equipment, net

Plant and equipment consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Leasehold improvements	79,995	78,224
Office furniture and equipment	250,862	254,681
Computer equipment	355,808	334,237
Computer software	43,759	43,319
Motor Vehicle	118,967	119,806
Building	65,442	68,904
Total	914,833	899,171
Less: accumulated depreciation	(633,860)	(542,150)
Plant and equipment, net	280,973	357,021

Depreciation expense for the nine months period ended September 30, 2021 and 2020 amounted to $104,364 and $113,820, respectively. For the nine months period ended September 30, 2021 and 2020, no interest expense was capitalized into plant and equipment.

7.	Goodwill

Goodwill consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Goodwill arising from acquisition of TSI	206,812	206,812

8.	Leases

	September 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Operating lease right-of-use assets, net	393,160	585,057

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease liabilities are as follows:

	September 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Lease liabilities, current	243,283	303,687
Lease liabilities, non-current	144,231	277,111
Present value of lease liabilities	387,514	580,798

Total lease cost for the nine months period ended September 30, 2021 and 2020 amounted to $11,533 and $8,825, respectively. Weighted-average remaining lease term is 1.4 years, and weighted-average discount rate is 3%.

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2021:

	September 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Year one	251,121	316,880
Year two	130,991	187,971
Year three	15,882	95,772
Year four	-	-
Thereafter	-	-
Total undiscounted cash flows	397,994	600,623
Less: Imputed interest	(10,478)	(19,826)
Present value of lease liabilities	387,514	580,798

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Bank loan

Bank loan and accruals consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Long term bank loan	72,122	101,823
Less: Current portion of long term bank loan	(40,292)	(38,874)
	31,830	62,949

Current portion of long term bank loan	40,292	38,874

As of September 30, 2021 and December 31, 2020, the above bank loan secured by property and equipment with net carrying amount of $32,571 and $44,533 respectively.

10.	Other payables and accrued liabilities

Other payables and accruals consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Accrual	738,181	737,142
Income taxes payable	18,420	94,675
	756,601	831,817

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Deferred income

Deferred income consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Service fees received in advance	227,500	254,937

12.	Statutory reserves

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	September 30, 2021	December 31, 2020
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	1,314,489	1,269,620
Cucumbuy.com Limited (ii)	12,841	30,769
SmartMyWays Co., Limited (iii)	53,846	30,769
Retail Intelligent Unit Limited (iv)	21,538	12,308
AppMyWays Co., Limited (v)	396,184	-
	1,798,898	1,343,466

Due to related parties
TAP Technology (HK) Limited (vi)	64,530	-
AppMyWays Co., Limited (v)	-	253,063
Mr. Johan Pehrson (vii)	2,500	10,000
	67,030	263,063

Related party transactions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Service income received from
Value Exchange International Limited (i)	486,465	-	486,465	-
Value E Consultant International (M) Sdn. Bhd (viii)	-	14,054	-	18,069
TAP Technology (HK) Limited (vi)	-	82,051	-	180,769
SmartMyWays Co., Limited (iii)	-	-	-	23,249
ValueX International Pte. Ltd. (ix)	-	-	-	159,581
AppMyWays Co., Limited (v)	506,040	382,043	530,977	382,043

Subcontracting fees payable to
Value Exchange International Limited (i)	(527,744)	-	(571,436)	-
Value E Consultant International (M) Sdn. Bhd (viii)	(14,967)	-	(31,714)	(585)
TAP Technology (HK) Limited (vi)	(37,446)	-	(79,128)	-
AppMyWays Co., Limited (v)	-	(257,949)	-	(514,359)

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Related party and shareholder transactions (Continued)

Management fees received from
Value Exchange International Limited (i)	30,539	11,701	77,445	37,839
TAP Technology (HK) Limited (vi)	7,692	7,692	23,077	23,077
SmartMyWays Co., Limited (iii)	7,692	7,692	23,077	23,077
Cucumbuy.com Limited (ii)	7,692	7,692	23,077	23,077
Retail Intelligent Unit Limited (iv)	3,077	3,077	9,231	9,230

(i)	Mr. Kenneth Tan and Ms. Bella Tsang, directors of the Company, are shareholders and a directors of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(ii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Cucumbuy.com Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(iii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of SmartMyWays Co., Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of SmartMyWays Co., Limited. The balance is unsecured, interest free and repayable on demand.
(iv)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Retail Intelligent Unit Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of Retail Intelligent Unit Limited. The balance is unsecured, interest free and repayable on demand.
(v)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of AppMyWays Co., Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(vi)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of TAP Technology (HK) Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(vii)	Mr. Johan Pehrson is a director of the Company. The balance is unsecured, interest free and repayable on demand.
(viii)	Ms. Bella Tsang, a director of the Company, is a shareholder of Value E Consultant International (M) Sdn. Bhd, a company incorporated in Malaysia. The balance is unsecured, interest free and repayable on demand.
(ix)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of ValueX International Pte. Ltd., a company incorporated in Singapore. The balance is unsecured, interest free and repayable on demand.

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

Financial Performance Highlights

The following are some financial highlights for the third quarter of 2021:

•	Net revenue: Our net revenues were $7,478,537 for the nine months ended September 30, 2021, as compared to $17,077,710 for the same period in 2020, a decrease of $9,599,173 or 56.2%. We are seeking to focus on higher profit margin work, which may result in lower gross and net revenues. We may be unable to be selective about customer projects in terms of profit margin criteria.

•	Gross profit: Gross profit for the nine months ended September 30, 2021 was $1,968,641 or 26.3% of net revenues, as compared to $1,363,060 or 8.0% of net revenues for the same period in 2020, an increase of $605,581 or 44.4%.

•	Profit from operations: Our profit from operations totaled $384,038 for the nine months ended September 30, 2021, as compared $47,007 for the same period in 2020, an increase of $337,031 or 717.0%.

•	Net income: We had a net income of $576,654 for the nine months ended September 30, 2021, compared to $305,169 for the same period in 2020, an increase of $271,485 or 89.0%.

•	Basic and diluted net income per share was $0.02 for the nine months ended September 30, 2021.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2021 and 2020

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	2,884,770	100%	4,641,036	100%
COST OF SERVICES
Cost of service income	(2,224,718)	(77.1%)	(4,005,748)	(86.3%)
GROSS PROFIT	660,052	22.9%	635,288	13.7%
Operating expenses:
General and administrative expenses	(483,767)	(16.8%)	(437,258)	(9.4%)
Foreign exchange gain (loss)	7,516	0.3%	(24,030)	(0.5%)
PROFIT FROM OPERATIONS	183,801	6.4%	174,000	3.7%
OTHER INCOME (EXPENSES)	67,291	2.3%	76,187	1.6%
INCOME BEFORE
PROVISION FOR INCOME TAXES	251,092	8.7%	250,187	5.4%
INCOME TAXES EXPENSES	(162)	0.0%	(1,738)	0.0%
NET INCOME	250,930	8.7%	248,449	5.4%

Net revenues. Net revenues were $2,884,770 for the three months ended September 30, 2021, as compared to $4,641,036 for the same period in 2020, a decrease of $1,756,266 or 37.8%. This decrease was primarily attributable to the decrease in our revenue from i) sales of systems maintenance with revenues decreasing from $2,128,324 for the three months ended September 30, 2020 to $2,065,894 for the three months ended September 30, 2021; ii) sales of systems development and integration with revenue decreasing from $2,260,182 for the three months ended September 30, 2020 to $56,314 for the three months ended September 30, 2021; offset by iii) sales of hardware and consumables with revenues increasing from $252,530 for the three months ended September 30, 2020 to $ 762,562 for the three months ended September 30, 2021.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and general operating overhead. Our cost of services decreased to $2,224,718 or 77.1% of net revenues, for the three months ended September 30, 2021, as compared to $4,005,748 or 86.3% of net revenues, for the same period in 2020, a decrease of $1,781,030 or 44.5%. The decrease in cost of services was mainly attributable to the decrease in contracting fees to suppliers and general operating overhead.

Gross profit. Gross profit for the three months ended September 30, 2021 was $660,052 or 22.9% of net revenues, as compared to $635,288 or 13.7% of net revenues, for the same period in 2020, an increase of $24,764 or 3.9%. The increase of gross profit was largely due to the decrease in cost of services, offset by the decrease in net revenues in this period, as compared with the same period of 2020.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $483,767 or 16.8% of net revenues, for the three months ended September 30, 2021, as compared to $437,258 or 9.4% of net revenues, for the same period in 2020, an increase of $46,509 or 10.6%. The reasons for the increase was attributable to the increase in staff cost, and other administrative cost.

Profit from operations. As a result of the above, our profit from operations totaled $183,801 for the three months ended September 30, 2021, as compared to $174,000 for the same period in 2020, an increase of $9,801 or 5.6%.

Income taxes expenses. Income taxes expenses totaled $162 during the three months ended September 30, 2021, as compared to $1,738 for the same period in 2020, a decrease of $1,576 or 90.7%.

Net income. As a result of the foregoing, we had a net income of $250,930 for the three months ended September 30, 2021, compared to 248,449 for the same period in 2020, an increase of $2,481 or 1.0%, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	7,478,537	100%	17,077,710	100%
COST OF SERVICES
Cost of service income	(5,509,896)	(73.7%)	(15,714,650)	(92.0%)
GROSS PROFIT	1,968,641	26.3%	1,363,060	8.0%
Operating expenses:
General and administrative expenses	(1,578,541)	(21.1%)	(1,295,399)	(7.6%)
Foreign exchange loss	(6,062)	(0.1%)	(20,654)	(0.1%)
PROFIT FROM OPERATIONS	384,038	(21.2%)	47,007	(7.7%)
OTHER INCOME (EXPENSES)	199,139	2.7%	253,762	1.5%
INCOME BEFORE PROVISION
FOR INCOME TAXES	583,177	7.8%	300,769	1.8%
INCOME TAXES (EXPENSES)
CREDIT	(6,523)	(0.1%)	4,400	0.0%
NET INCOME	576,654	7.7%	305,169	1.8%

Net revenues. Net revenues were $7,478,537 for the nine months ended September 30, 2021, as compared to $17,077,710 for the same period in 2020, a decrease of $9,599,173 or 56.2%. This decrease was primarily attributable to the increase in our revenues from i) sales of systems maintenance with revenues increasing from $5,505,283 for the nine months ended September 30, 2020 to $5,573,268 for the nine months ended September 30, 2021; ii) sales of hardware and consumables with revenues increasing from $926,162 for the nine months ended September 30, 2020 to $1,688,817 for the nine months ended September 30, 2021; offset by iii) sales of systems development and integration with revenue decreasing from $10,646,265 for the nine months ended September 30, 2020 to $216,452 for the nine months ended September 30, 2021.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services decreased to $5,509,896 or 73.7% of net revenues, for the nine months ended September 30, 2021, as compared to $15,714,650 or 92.0% of net revenues, for the same period in 2020, a decrease of $10,204,754 or 64.9%. The decrease in cost of services was mainly attributable to the decrease in contracting fees to suppliers and general operating overhead.

Gross profit. Gross profit for the nine months ended September 30, 2021 was $1,968,641 or 26.3% of net revenues, as compared to $1,363,060 or 8.0% of net revenues, for the same period in 2020, an increase of $605,581 or 44.4%. The increase of gross profit was largely due to the decrease in cost of services, offset by the decrease in net revenues in this period, as compared with the same period of 2020.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $1,578,541 or 21.1% of net revenues, for the nine months ended September 30, 2021, as compared to $1,295,399 or 7.6% of net revenues, for the same period in 2020, an increase of $283,142 or 21.9%. The primary reason for the increase was attributable to the increase in staff cost, and other administrative cost.

Profit from operations. As a result of the above, our profit from operations totaled $384,038 for the nine months ended September 30, 2021, as compared to $47,007 for the same period in 2020, an increase of $337,031 or 717.0%.

Income tax (expenses) credit. Income taxes expenses totaled $6,523 during the nine months ended September 30, 2021, as compared to income taxes credit totaled $4,400 for the same period in 2020, a change of $10,923.

Net income. As a result of the foregoing, we had a net income of $576,654 for the nine months ended September 30, 2021, compared to $305,169 for the same period in 2020, an increase of $271,485 or 89.0%, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $370,769. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Nine Months Ended
	September 30,
	2021	2020
	US$	US$
Net cash (used in) provided by operating activities	(207,283)	909,047
Net cash used in investing activities	(30,288)	(139,179)
Net cash provided by (used in) financing activities	237,731	(218,730)
Effect of exchange rate changes on cash and cash equivalents	(152,728)	23,441
Net (decrease) increase in cash and cash equivalents	(152,568)	574,579
Cash and cash equivalents at the beginning of period	523,337	234,089
Cash and cash equivalents at the end of period	370,769	808,668

Operating Activities

Net cash used in operating activities was $207,283 for the nine months ended September 30, 2021, which was a change of $1,116,330 from net cash provided by operating activities $909,047 for the same period of 2020. The change in net cash (used in) provided by operating activities was mainly attributable to the following:

1)	A change of Other receivables, deposit and prepayments, and Amounts due from related parties increased our operating cash balances by $336,507, and $221,598 respectively; offset by;

2)	Net income of $576,654 for the nine months ended September 30, 2021, compared to $305,169 for the same period in 2020; and

3)	A change of Accounts payable, Other payables and accrued liabilities, Deferred income, and Amounts due from related parties decreased our operating cash balances by $876,707, $184,470, $667,179 and $203,533.

Investing Activities

Net cash used in investing activities was $30,288 for the nine months ended September 30, 2021, which was a decrease of $108,891 or 78.2% from $139,179 in the same period in 2020. The decrease in net cash used in investing activities was attributable to cash used in the purchase of plant and equipment by $30,868; offset by interest received by $580, during the nine months ended September 30, 2021.

Financing Activities

Net cash provided by financing activities was $406,922 for the nine months ended September 30, 2021, which was a change of $625,652 from net cash used in financing activities $218,730 in the same period in 2020. The change in net cash provided by (used in) financing activities was attributable to the Proceeds from non-controlling interests by $18,600, and Issued share capitals by $650,000; offset by repayment of bank loan by $28,981, Dividend paid by $169,191, and Principal payments on finance leases by $232,697, during the nine months ended September 30, 2021.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2021:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	56,314	2,260,182	216,452	10,646,265
- systems maintenance	2,065,894	2,128,324	5,573,268	5,505,283
- sales of hardware and consumables	762,562	252,530	1,688,817	926,162
	2,884,770	4,641,036	7,478,537	17,077,710

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

Quarter ended	September 30, 2021	September 30, 2020
RMB : USD exchange rate	6.4874	6.9599
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	49.5606	50.1608
three months average period ended

Quarter ended	September 30, 2021	September 30, 2020
RMB : USD exchange rate	6.4949	7.0351
nine months average period ended
HKD : USD exchange rate	7.800	7.800
nine months average period ended
PESO : USD exchange rate	48.3135	50.2129
nine months average period ended

Quarter ended	September 30, 2021	December 31, 2020
RMB : USD exchange rate	6.4784	6.8590
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	50.4854	50.1608

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

The management of the Company, under the supervision and with the participation of the President (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of September 30, 2021. Based on such evaluations, the President and Chief Financial Officer concluded that as of September 30, 2021, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the third quarter of 2021 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 2021, and as previously reported on Current Report on Form 8-K filed with the SEC on November 9, 2021, Company signed the following three separate registration rights agreements with Mr. Heng Fai Chan, which registration rights agreement grant piggyback registration rights for following shares:

(1) a registration rights agreement for 2,024,400 shares of Company Common Stock, $0.00001 par value, (“Common Stock”) to be acquired by Mr. Heng Fai Chan under a November 8, 2021 Stock Purchase Agreement between Mr. Heng Fai Chan and Mr. Yeung Chun Wing (also known as “Edmund Yeung”), who is an outside director of the Company;

(2) a registration rights agreement for 500,000 shares of Common Stock to be acquired by Mr. Heng Fai Chan from Mr. Seng Wee Tan (also known as “Kenneth Tan”), who is the President and a director of the Company, under a November 8, 2021 Stock Purchase Agreement between Mr. Heng Fai Chan and Mr. Seng Wee Tan; and

(3) a registration rights agreement for 674,800 shares of Common Stock to be acquired by Mr. Heng Fai Chan from Tai Kwong Ho under a November 8, 2021 Stock Purchase Agreement between Mr. Heng Fai Chan and Tai Kwong Ho.

The Company was not a party to the stock purchase agreements referenced above. The Company has been advised by the parties to those stock purchase agreements that the transactions thereunder were conducted outside of the United States and the closing of the purchase of the shares of Common Stock will be consummated within 15 days after November 8, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Securities Purchase Agreement, dated April 5, 2021, by Value Exchange International, Inc. and GigWorld, Inc. (1)
10.2	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (2)
10.3	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (3)
10.4	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (4)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with the Commission on April 13, 2021.
(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(3)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(4)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

November 15, 2021	/s/	Tan Seng Wee Kenneth
	By:	Tan Seng Wee Kenneth
	Its:	President and Director
(Principal Executive Officer)

November 15, 2021	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

