Form 10-K
period 2021-12-31
Value Exchange International, Inc.
filed 2022-04-15
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐ No ☒

As of December 31, 2021, (the last business day of the registrant’s most recently completed fiscal year), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $712,803. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be “affiliates” of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2022, there were 36,156,130 shares of common stock issued and outstanding. The trading symbol of the common stock is VEII.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

Annual Report on Form 10-K

For the Year Ended December 31, 2021

Special Note Regarding Forward Looking Statements

As used below, “you” refers to any person reading this Annual Report on Form 10-K (“Form 10-K”), which Form 10-K contains forward-looking statements that are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “hopes,” “could,” “estimates,” “expects,” “intends,” “may,” “hopes,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions and variants thereof that are intended to identify forward-looking statements. Forward-looking statements reflect Value Exchange International, Inc.’s (also referred to as “Company,” “VEII,” “we,” “us” and “our”) current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our expectations regarding growth in the information technologies industries in China, Hong Kong SAR and Philippines or any other markets;
•	our expectation regarding increasing demand for our products and services in China, Hong Kong SAR, Philippines and any new markets;
•	any belief that we will be able to effectively compete with our competitors and increase our market share in the face of possible technological advances or superior resources and market share by competitors, or aggressive pricing by competitors;
•	our expectations with respect to increased revenue growth and our ability to achieve and sustain profitability resulting from any increases in our productivity;
•	our ability to fund operations and business and product growth and the availability of sufficient, affordable funding when required;
•	whether we can expand or operate successfully in a market outside of our traditional market of China and Hong Kong SAR;
~~•~~	our ability to determine appropriate new products or services and then expand and fund our offerings of products and services to new geographical markets and operate profitably in such new markets;
•	the success and cost of new product or service initiatives in existing or new markets;
•	the disruption or failure of our or those of our customers’ computer systems, networks, information systems or technologies that we install, service or maintain as a result of computer hacking, computer viruses, malware, “cyber-attacks,” misappropriation of data, outages, natural disasters and other material events;
•	continuation of key strategic relationships, which can be essential for a small reporting company like us; and
•	our future business development, results of operations and financial condition.

Certain numerical figures included in this Form 10-K may be subject to rounding adjustments. Accordingly, such numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-K. You should read this Form 10-K and the documents that we reference and filed as exhibits to the Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect or historical results. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

“IT Business” means select services and solutions in computer software programming and integration, and computer systems, Internet and information technology systems engineering, consulting, administration, installation and maintenance, including e-commerce and payment processing to the Retail Sector.

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

Current Business Focus. We are a provider of customer-centric technology solutions for the retail industry in Hong Kong SAR and certain regions of China and Philippines. Due to impact of Coronavirus/COVID-19 pandemic and lack of adequate funding, our strategic plan to expand our business into Southeast Asia made no progress in fiscal year 2021.

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

We believe that the IT Business often presents opportunities to expand a provider’s market reach or customer base by acquisitions of existing businesses or operating assets. The Company’s business strategy includes reviewing possible acquisitions of existing businesses or operating assets in existing or adjacent markets and to do so when and if such an acquisition appears to be compatible and an enhancement of our core business lines and can be consummated with available cash and other resources. Our ability to pursue and consummate acquisitions may be limited, and has been limited, by available cash and other resources and the perceived cost and burdens of acquiring and integrating the target business or new operating assets into our operations. The availability of funding and cash flow are the most significant limitations on our ability to expand through acquisitions of businesses and assets – both in terms of money on hand and ability to finance acquisitions.

Initial Business Focus. Our initial intended, primary business was to operate a credit card processing and merchant-acquiring services company that provide credit card clearing services to merchants and financial institutions in PRC. From inception, we strove unsuccessfully to create and establish a proposed Global Processing Platform concept to support the credit card processing services (“SinoPay GPP”). Specifically, the Company’s IP business was to be a provider of Internet Protocol (“IP”) processing services in Asia to bank card-accepting merchants (“IP Business”). The prior Company efforts to establish an IP Business failed despite a prolonged effort.

With the acquisition of VEI CHN in 2014 shifted the primary business focus on our IT Business because IT Business provided a revenue generating business line and because of our strategic decision that IT Business presented a greater growth and profit potential than IP Business. Further, we believe that the SinoGPP system would require ongoing and potentially expensive marketing and sales effort as well as extensive technical upgrades and function enhancements due to the highly competitive market for Point Of Sale (“POS”) systems and longer sales cycle for POS systems than IT Business project and consulting sales.

The Company believes that the emphasis on the IT Business and Company’s limited cash flow and funding resources require any future promotion and development of the IP Business must be conducted as a joint venture with a third party willing to raise the capital necessary to produce a commercially viable e-commerce system for the IP Business. The Company lacks the strategic focus and current, available capital (as well as funding sources) to engage in the development of a viable modern e-commerce system for a commercially viable IP Business.

Smart Baggage Tags. Through a cooperative effort with another company, Company has the ability to market a smart baggage tag that allows consumers to track the location of their baggage through a smart phone or device using the smart baggage tag and related application. Efforts to promote the smart baggage tag were suspended in 2020 and 2021 due to impact of COVID-19 pandemic on air travel. Company will re-evaluate promotion of the smart baggage tag to airports when air travel returns to pre-COVID-19 pandemic levels, if ever.

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

Principal business of VEI and its Subsidiaries

VEII is a holding company for its operating subsidiaries. VEI CHN operations are the primary operations of the Company. The principal business of VEI CHN for more than 15 years is to provide the IT Business (consisting of select services and solutions in computer software programming and integration, and computer systems, Internet and information technology systems engineering, consulting, administration, installation and maintenance, including e-commerce and payment processing) to the Retail Sector, primarily to leading retailers in Hong Kong SAR, Macau SAR and PRC and as more fully described below. As is customary in the industry, such services and solutions are provided by both company employees, contractors and consultants. The primary services and products of the IT Business are:

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

The annual sales of VEI CHN Group have been increasing over the past few years in its IT Business by expanding its customer base and its scope of services. VEI CHN Group solution now runs in over 10,000 POS in the region and provides a solid foundation to VEII’s IP system. Also, VEI CHN Group is seeking to leverage its existing POS solution customer base to expand into the mobile Customer Relationship Management and Rewards market. MasterCard’ 2016 Survey Reveals showed two in five Hong Kong consumers shop on smartphones in Hong Kong. The importance of the mobile market in commerce is globally recognized. Even through the Mobile Customer Relationship Management and Rewards programs has not produced any significant revenues to the Group, the programs seek to exploit the increasing use of mobile devices to shop and purchase products and services, to sustain consumer loyalty by rewards for repeat purchases by mobile devices and to permit companies to develop consumer profile databases used to fashion targeted marketing to the consumers based on purchasing habits. We provide no assurances that we will be able to develop a profitable or significant mobile market program or operation. Further, mobile applications and products and services may contain defects in design, manufacture, or operation that make them insecure or ineffective for their intended purposes. Mobile application products and services may have multiple layers of hardware, sensors, processors, software, and firmware, several of which we may not develop or control. Each layer, including the weakest layer, can impact the security of the whole system.

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

Health and Cosmetic Retailer Agreement. On February 16, 2018, VEI SHG, signed a January 24, 2018 stores equipment support agreement (“Agreement”) with the largest health care and beauty retailer (“Retailer”) in China. Under the Agreement, the Retailer has contracted for site and preventive maintenance and support for computer and point of sale systems (“Systems”) as well as new store and store renovation install and migration services for Systems from the VEI SHG. The Agreement is non-exclusive, covers Retailer’s stores in the northern and eastern region of China and runs through since December 2019. In March 2020, a renewal agreement signed with the Retailer, and related service extended to 31 March 2023.

In fiscal year 2021, VEI SHG realized $4,373,007 in gross revenues from the work under the Agreement.

CORPORATE STRUCTURE

Our corporate organizational chart, as of December 31, 2021, is as follows:

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

We use strategic partnerships as another way of marketing and selling our IT Business. The operating subsidiaries will also cooperate with strategic partners in the local markets to secure and provide maintenance services to major retail customers and as a basis for attempting to expand our business in our markets. In fiscal year 2021, we had over 10 strategic partner arrangements engaged in providing our services to customers in our China/Hong Kong markets.

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

A common problem in our industry is key or important contractors and employees being lured to more attractive or lucrative work opportunities. VEII cannot typically match the level and scope of financial incentives offered by larger competitors to workers. VEII has to rely on active recruitment coupled with offering projects that match workers’ skills and interests as well as providing an appealing work environment and competitive base compensation in order to maintain or create an adequate work force on a project-by-project basis. VEII has not implemented a incentive compensation plan as part of an incentive to attract or retain personnel, which is due in part to the low market price and performance as a traded stock of the VEII Common Stock. VEII may consider such an incentive compensation plan in 2022, subject to growth in operations and any increased challenges in recruiting or retaining personnel.

Insurance

Except the Company’s subsidiaries in (i) PRC are required to cover its employees with medical, retirement and unemployment insurance programs, and (ii) Hong Kong are required to cover its employees with labor insurance programs under the prevailing laws and regulations of the PRC and in Hong Kong, we do not maintain other insurance. Because we may not have sufficient insurance, if we are made a party to a liability legal action, we may not have sufficient funds to defend the litigation or may suffer another liability. If that occurs a judgment or liability that is not covered by any insurance or covered by available cash or funding, could cause us to cease or reduce operations. We did not experience any significant claims against our insurance in fiscal year 2021.

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

Environmental Matters. The Company is not aware of any national, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures.  However, the Company cannot predict the effect on our operations due to possible future environmental legislation or regulations.  During 2021, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Employees

We have more than 300 full time employees as of December 31, 2021, including officers of the Company and including employees and officers of VEI CHN and its subsidiaries. There is no labor dispute affecting our operations and Company believes it has good relationship with its work force. Our employees are not organized into a labor union.

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

We have derived a significant portion of our revenue from a limited number of customers. For the year ended December 31, 2021, our revenue was concentrated in our largest customer that accounted for approximately 25.5% of annual revenues. As of December 31, 2021, $87,704 or 10.9% of our accounts receivable, was due from our largest customer. We do not have long term contractual arrangements or regular negotiation with most of these customers. The loss of one or more of these customers could damage our business, financial condition and results of operations. We are endeavoring but may not succeed expanding our customer base in order to reduce reliance on major customers. We do not conduct business in U.S.A. or European Union, which are major markets for IT Business.

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

While we have not experienced a significant loss of personnel from Coronavirus/Covid-19 as of the date of the filing of this Form 10-K, this pandemic, which may impact areas in waves and not in a single occurrence, or may mutate into a vaccine resistant strain, may cause a shortage of qualified personnel. Adequacy of qualified staffing is key to maintenance and growth of our IT Business and our IT Business is key to our financial condition and performance. While performing work by staffs in parts of the world outside of our key markets is a possible solution to any shortages of qualified staff in our key markets, we have not yet developed a contingency plan for remote personnel support of our IT Business or devoted resources to that endeavor. We have no significant experience in using personnel outside of our current market regions.

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

The Company has not developed a succession plan for key personnel and does not have key man life insurance. VEII has not implemented an incentive compensation plan, which is commonly used to retain or attract key personnel or workers essential to principal operations. We may consider such a plan in 2022.

Our successful pursuit of profitable business faces various risks and challenges, including:

*

A lessening of the impact on Coronavirus/COVID-19 pandemic on China, Hong Kong and Philippines economies and mitigation of any possible loss of or shortage of qualified personnel due to illness from Coronavirus/COVID-19 is a key factor;

*	the success of our business will be primarily dependent on customer acceptance of our services and products, which is extremely difficult to predict, and our ability to obtain affordable, adequate funding to support efforts to promote our services and products and fund any expansion of business. As a microcap with a lightly traded stock, we have to rely on private placements of stock or debt funding to acquire working capital for expansion of business;

*	achieving sustainable operating revenues in our core IT Business that is sufficient to support our business without equity or debt funding;

*	the business can be capital-intensive in terms of labor costs and our capacity to generate cash from our operations may be insufficient to meet our anticipated capital requirements, especially the capital needs of penetrating new markets and developing our services to meet customer demands;

*	technological developments could render obsolete our technologies, services and products and undermine our services and products in the industry and we may be unable to license or acquire the new technologies, services and products;

*	the need to access expertise and technical resources in each market in which we may operate presents high capital costs that may be beyond our ability to fund – as such, we may be unable to bid for highly profitable, but high labor cost, projects or contract opportunities, which inability can limit our growth and profitability potential;

*	we may be unable to compete for or afford key personnel in our industry that pays a premium for talent, especially since our common stock has a limited market price and limited liquidity;

*	a shortage of qualified personnel, could delay or halt our business operations;

*	technologies and customer tastes and demands can shift or change unexpectedly in the rapidly evolving IT industry and we may lack the wherewithal to respond to such changes; and

*	acquisitions we pursue in our industry and related industries could result in operating difficulties, dilution to our shareholders and other consequences harmful to our business. Integration of new acquisitions can undermine an acquiring company’s business strengths by diluting resources and manpower and imposing operational losses.

As part of our growth strategy, and if we attain funding, stability and profitability in our core business, we may selectively pursue strategic acquisitions in our industry and related industries. We may not be able to consummate such acquisitions, or efficiently integrate new businesses into our existing business, which could adversely impact our growth. The “penny stock” status of our common stock does not allow our company ready access to public capital markets for funding. If we do consummate acquisitions, integrating an acquired company, business or technology may result in unforeseen operating difficulties and expenditures, including:

*	increased expenses due to transaction and integration costs;

*	potential liabilities of the acquired businesses;

*	potential adverse tax and accounting effects of the acquisitions;

*	diversion of capital and other resources from our existing business;

*	diversion of our management’s attention during the acquisition process and any transition periods;

*	loss of key employees and key customers of the acquired businesses following the acquisition or inability of existing management to manage newly acquired businesses; and

*	inaccurate budgets and projected financial statements due to inaccurate valuation assessments of the acquired businesses.

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

We may not be able to adequately finance the significant costs associated with the development, licensing or purchase of new product lines and new services.

Any technology business is subject to a demand to have the newest product and services to match changes in technology and customer purchasing habits. This technological cycle will require us to develop, license or purchase new products and develop or license new services to match changes in the technologies used by or preferred by our customers. We do not possess the internal reserch and development capabilities and resources of many of our competitors, especially the larger ones.

We could be required to expend substantial funds for and commit significant resources to the following:

•	training our personnel on new products and services;
•	purchasing, licensing or developing new products for resell or new services;
•	marketing and promotional costs for new products and services; and
•	our future operating results will depend to a significant extent on our ability to continue to provide new and competitive products and services that compare favorably on the basis of cost and performance with the design and manufacturing capabilities of competitive third-party technologies. We will need to sufficiently increase our net sales to offset these increased costs, the failure of which would negatively affect our operating results.

Coronavirus/COVID 19 Pandemic is an ongoing threat to our business.

The occurrence of regional epidemics or a global pandemic may adversely affect our operations, financial condition, and results of operations. The Coronavirus/COVID-19 pandemic (“COVID-19 pandemic”) continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Governments have implemented measures to contain the coronavirus, including social distancing, travel restrictions, and vaccination programs. Even as efforts to contain this pandemic have made progress and some restrictions have relaxed, new variants of the coronavirus are causing or may cause additional outbreaks.

The COVID-19 pandemic has impacted our business in restricting our ability to travel for business purposes, have employees work together in facilities and undoubtedly delayed or suspended customer plans for growth or increased IT services and products. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending on technology as well as customers' ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including investments, receivables, and forward-looking guidance.

We may incur increased costs to effectively manage operations in response to COVID-19 pandemic. If we are unsuccessful it may adversely impact our revenues, cash flows, market share growth, potential acquisitions and reputation.

Risks Related to Our Common Stock

While our common stock is quoted on The OTC Markets Group, Inc. QB Venture Market Tier, we cannot assure you that the Common Stock will become sufficiently active in trading or liquid to allow shareholders to trade their shares when desired and at desired prices, or will appreciate in value, or that the common stock will be listed on a national securities exchange. There currently is only a minimal liquid public market for our Common Stock. Failure to develop or maintain a liquid public trading market could negatively affect the value of our Common Stock and make it difficult or impossible for stockholders to sell their shares when desired or at desired prices.

Due to a lack of a significant public float, institutional investor support and primary market makers, VEII Common Stock is less liquid, receives little if no coverage by security analysts and news media, and generates lower prices than might otherwise be obtained if the Common Stock was listed on a national securities exchange or NASDAQ, had institutional investor support, active primary market makers and had analysts’ coverage. While the average bid of the Common Stock has increased in the past year, going from below ten cents per share to 20 cents to 30 cents per share, and a noted entrepreneur and affiliates have acquired a significant stake in the shares of Common Stock in the past year, the market for the Common Stock remains limited in liquidity and overall, sustained appreciation.

Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market than the OTCQB include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure primary market makers for our Common Stock; and we may fail to meet the rules and requirements mandated by, any of the national securities exchanges to have our Common Stock listed.

Our issued Common Stock is held by a relatively small number of shareholders. We would have to increase the public float considerably as part of any effort to enhance the liquidity of our Common Stock.

The penny stock status of the Company makes very difficult to attract institutional investor or market maker support.

The market price for our Common Stock can be volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history of our current services and lack of sustained profits from fiscal year to fiscal year – all of those factors foster fluctuations in our share price.

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

The SEC adopted Rule 3a51-1 (17 CFR §240.3a51-1) under the Exchange Act, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 of Exchange Act requires:

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock. Brokers may also have internal rules against trading, supporting as a market maker or otherwise handling or accepting for deposit any “penny stock” in general.

A limited number of our shareholders own a large percentage of our Common Stock, which will allow them to exercise significant influence over matters subject to shareholder approval.

Our executive officers, directors and their affiliated entities will beneficially own or control approximately 59.69% {SEE STOCK OWNERSHIP TABLE} of the outstanding shares of our Common Stock. Accordingly, these executive officers, directors and their affiliated entities, acting as a group, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, dissolution, or any other significant corporate transaction. These shareholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other shareholders. This significant concentration of Common Stock ownership may adversely affect the trading price of our Common Stock due to investors’ perception that conflicts of interest may exist or arise.

General Risk Factors

A number of possible sources or causes may result in interruption or failure of our ability to timely provide our services and products, which could damage our reputation and have an adverse impact on our operating results.

Our future success is significantly dependent on our ability to provide services and deliverables that consistently meet our customers’ needs. We may rely on contractors and their software applications, hardware and other information technology and communications systems for the development and provision of our services and deliverables to customers. This reliance on third parties may present problems in effectively performing services in a profitable or timely manner.

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

The long-term effects of climate change on the global and local economies and the IT industry and our IT Business in particular are unclear. Environmental regulations or changes in the supply, demand or available sources of energy or other resources may affect the availability or cost of goods and services, including natural resources, necessary to run our business. Climate changes may bring a decline in or disruptions in the economy of our markets or the world. Any decline in Hong Kong or PRC, or regional or global, economic conditions could lead to a decrease in customer discretionary spending, which in turn could adversely affect demand for our services. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in customers’ demand away from our services and products or make competitors’ services and products more attractive and more affordable. Such events could cause a decrease in the demand for our services and products, which would have an adverse effect on our profitability and operating results.

Political unrest in any of our markets could produce economic uncertainties that could adversely impact our future business and financial condition and performance.

Our markets are limited in number and we do not operate in some of the larger, lucrative IT Industry Markets.

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

General Risks of Internal Controls.

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

Domestic and foreign laws and regulations could affect the Company’s activities including, but not limited to, in areas of privacy, labor, advertising, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, telecommunications, mobile communications and media, television, intellectual property ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, environmental, health and safety.

We operate in Hong Kong SAR and PRC. The control of the Communist Party over the government of PRC and Hong Kong SAR injects potential risk exposure from sudden, unexpected changes in laws or regulations or trade regulations that could be adverse to the Company. Any changes in PRC laws and regulations, or their interpretation, or the imposition of new taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. . Any decrease in our revenues or an increase in operating costs (and corresponding reduction in our cash flows) would also adversely affect our ability to pay our indebtedness as it comes due.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We own no real property. Our company and subsidiary operations leases the following office spaces:

1)	Unit 02-03, 6/F. Block B, Shatin Industrial Centre, 5-7 Yuen Shun Circuit, Shatin, N.T., Hong Kong
2)	Room 04&06-07, 23/F, Newpoly Tower, No. 2 Zhong Shan Liu Road, Guangzhou, China 510180
3)	Room 2665, 26/F, Oriental Plaza, Jianshe Road, Luohu District, Shenzhen , China
4)	Unit 1&2, 2/F, Building A7, 700 Yishan Road, Xuhui District, Shanghai, China
5)	Room 1107, 2/F, No.15 West Majiapu Road, Fengtai District, Beijing, China 100068
6)	Unit 902, The Orient Square, Emerald Ave, Ortigas Center, Pasig City, Metro Manila 1605
7)	Room T1-806, Greenland Center, No. 319, Section 1, Furong Middle Road, Kaifu District, Changsha, China

We believe that the above space is sufficient for our current operations. We paid $400,421 in aggregate lease payments in fiscal year 2021 for the above spaces.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Common Stock of VEII is quoted on OTCQB under the trading symbol “VEII.”. The CUSIP number for our common stock is 829348200. Because we are quoted on OTCQB and is lightly traded, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. We are not aware of any stock analysts who cover our common stock or publish reports on our company or our common stock.

Holders

As of December 31, 2021, there were approximately 57 stockholders of record of our Common Stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Dividend Policy

We have paid cash dividends on our Common Stock for the years ended December 31, 2021 and 2020 amounted to $169,291 and nil. Our business strategies or our financial condition may require us to retain future earnings for overhead and business development costs. As such, investors should not invest in our Common Stock on the assumption that it will pay a regular or periodic dividend or pay any future dividend.

Subject to restrictions imposed by Nevada laws, our Board of Directors has complete discretion on whether to pay dividends, subject to legal requirements and possible shareholder consent. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our shareholders..

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have a current equity compensation plan.

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2021 that went undisclosed in a quarterly report on this Form 10-K, Form 10-Q or a current report on Form 8-K that was filed during the period.

Purchases of Equity Securities

No repurchases of our Common Stock were made during the fiscal year 2021.

ITEM 6. Reserved.

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

Overview of our Business

Value Exchange International, Inc. Current Business and Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry. A general trend affecting our IT Business is the trend of increasing competition for skilled labor. With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets. We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail. We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2020 or 2021.

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

IT Business is often affected by general economic conditions in our markets and any decline in those conditions could adversely impact our business and financial performance. During periods of economic growth, customers general spend more for IT Business products and services. During periods of economic contraction or uncertainty, such spending generally decreases or is deferred. As such, the prospective business for our IT Business is generally greater during periods of economic growth or stability in Hong Kong or China and decreases during periods of economic decline or uncertainty in Hong Kong and China. In our global economy, and with PRC being still a principal export economy, adverse economic conditions globally or in other regions can adversely impact economic conditions in Hong Kong SAR and PRC. PRC has experienced a less dynamic growth in gross national product in the past year and this may reduce the willingness of customers to spend on IT Business The impact of Coronavirus/COVID-19 pandemic in late 2019 and throughout 2020 and 2021 has introduced a risk factor that cannot be fully evaluated as of the date of the filing of this Form 10-K due to a number of uncertainties about reoccurrence of the pandemic in the near future in our key markets and the time frame for developing a vaccine and viral remedial medicines that will allow the economies in our key markets to return to normal state of operation and function. The assumption by Company is that Coronavirus/COVID-19 pandemic will depress performance of Company operations in 2022 and possibly into 2023.

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing. We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2020 or fiscal year 2021, but we perceive that the expansion of cloud computing could allow foreign customers to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core market. We may find it more difficult to compete for IT Business in Hong Kong and China if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems. The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets.

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

During January 2017, VEI CHN acquired 100% common stock of TapServices, Inc. (“TSI”) for total consideration being $202,636. TSI is a limited liability corporation organized under the laws of the Philippines on March 24, 2009. TSI operations have been managed by Mr. Benny Lee, a director of VEI SHG. TSI commenced revenue generating operations in 2010 and focused on software and computer hardware maintenance on point of sale or “POS” systems for local Manila, Philippines businesses. Recent years, TSI business model has been to engage in the business of providing information, data, and communications technology services, to supply and deal in all related products, including computer hardware, software and application products, and to own, design, install, maintain, operate, integrate, sell, lease or otherwise deal in such systems, facilities, gateways, equipment, devices and POS terminals in the retail business. TSI’s business line is essentially similar to the business line of VEI CHN Group in information technology and computer system consulting services and related products’ sales. The customer base of TSI includes Robinson Retails Group (“RRG”), Ministop Convenience Stores, and Watson’s Personal Health and Care (Phil.) Inc. in the Philippines. In 2021, TSI achieved of $1.6 million in gross revenues. TSI customarily combines maintenance contracts with hardware sales. TSI geographical market is the greater Manila, Philippines region and adjacent areas.

Throughout fiscal year 2021, we are focusing and will focus its business in IT Business, and seek to expand its services to commercial customers in PRC and Asia Pacific Region when general economic conditions are favorable for expansion, which requires an end or substantial diminution of the Coronavirus/COVID-19 pandemic, and adequate, affordable funding are available. Such expansion may not be feasible until 2022 or 2023. This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer order in our core markets of Hong Kong SAR and China than the IP Business as a standalone business based on a new e-pay platform. This judgment was a factor in deciding to pursue the new strategic focus described in “New Development” section of this Form 10-K.

Financial Performance Highlights

The following are some financial highlights for the 2021:

•	Net revenue: Our net revenues were $9,977,921 for the year ended December 31, 2021, as compared to $20,551,471 for the year ended December 31, 2020, a decrease of $10,573,550 or 51.4%.

•	Gross profit: Gross profit for the year ended December 31, 2021 was $2,679,694 or 26.9% of net revenues, as compared to $2,054,062 or 10.0% of net revenues, for the year ended December 31, 2020, an increase of $625,632 or 30.5%.

•	Income from operations: Our profit from operations totaled $534,759 for the year ended December 31, 2021, as compared to $126,326 for year ended December 31, 2020, an increase of $408,433 or 323.3%. The change was mainly attributable to the increase in our gross profit.

•	Net income: Our net income of $677,402 for the year ended December 31, 2021, compared to $105,504 for the year ended December 31, 2020, an increase of $571,898 or 542.1%.

•	Basic and diluted net income per share was $0.02 for the year ended December 31, 2021.

Results of Operations

Year Ended December 31, 2021 compared to the year ended December 31, 2020

The following table summarizes the results of our operations during the years ended December 31, 2021 and 2020 and provides information regarding the dollar and percentage increase or (decrease) from the 2020 year to the 2021 year.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2021 and 2020

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	2021	2020	Change
	US$	US$	US$	%
NET REVENUES
Service income	9,977,921	20,551,471	(10,573,550)	(51.4)
COST OF SERVICES
Cost of service income	(7,298,227)	(18,497,409)	11,199,182	(60.5)
GROSS PROFIT	2,679,694	2,054,062	625,632	30.5
Operating expenses:
General and administrative expenses	(2,131,194)	(1,869,455)	(261,739)	14.0
Foreign exchange gain (loss)	(13,741)	(58,281)	44,540	(76.4)
PROFIT FROM OPERATIONS	534,759	126,326	408,433	323.3
OTHER INCOME (EXPENSES)	229,774	(95)	229,869	(241967.4)
INCOME BEFORE PROVISION FOR INCOME TAXES	764,533	126,231	638,302	505.7
INCOME TAXES EXPENSES	(87,131)	(20,727)	(66,404)	320.4
NET INCOME	677,402	105,504	571,898	542.1

Net revenues. Net revenues were $9,977,921 for the year ended December 31, 2021, as compared to $20,551,471 for the fiscal year ended December 31, 2020, a decrease of $10,573,550 or 51.4%. This result was primarily attributable to the increase in our revenue from 1) systems maintenance with revenue increasing from $7,379,350 for the year ended December 31, 2020 to $7,439,172 for the year ended December 31, 2021 and 2) hardware and consumables with revenue increasing from $1,903,853 for the year ended December 31, 2020 to $2,290,531 for the year ended December 31, 2021; offset by the decrease in our revenue from 3) sales of systems development and integration with revenue decreasing from $11,268,268 for the year ended December 31, 2020 to $248,218 for the year ended December 31, 2021.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff and general overhead. Our cost of services were $7,298,227 or 73.1% of net revenues, for the year ended December 31, 2021, as compared to $18,497,409 or 90.0% of net revenues, for the year ended December 31, 2020, a decrease of $11,193,092 or 60.5%. The decrease in cost of services was mainly attributable to the decrease in our contracting fees to suppliers which in line with revenues decreased, and general operating overhead.

Gross profit. Gross profit for the year ended December 31, 2021 was $2,679,694 or 26.9% of net revenues, as compared to $2,054,062 or 10.0% of net revenues, for the year ended December 31, 2020. The increase of gross profit was largely due to the decrease in cost of services, offset by the decrease in net revenues in 2021, as compared with 2020.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $2,131,194 or 21.4% of net revenues, for the year ended December 31, 2021, as compared to $1,869,455 or 9.1% of net revenues, for the year ended December 31, 2020, an increase of $261,739 or 14.0%. The primary reason for the increase was attributable to an increase in consultancy and professional fees, staff costs and other administrative costs in 2021, as compared with 2020.

Profit from operations. As a result of the above analysis, our profit from operations totaled $534,759 for the year ended December 31, 2021, as compared to $126,326 for year ended December 31, 2020, an increase of $408,433 or 323.3%. The change was mainly attributable to the increase in our gross profit.

Income taxes. The Company is subject to United States federal income tax at a tax rate of 21% in 2021 (2020: 21%) on any revenues subject to U.S. taxation. No provision for income taxes in the United States has been made as the Company had no U.S. source income taxable in the United States for the fiscal years ended December 31, 2021 and 2020.

VEI CHN and VEI HKG were formed in Hong Kong and subject to Hong Kong income tax at a tax rate of 16.5% for the year ended December 31, 2021. TSI was formed in Philippines and subject to an income tax rate of 30% for the year ended December 31, 2021. Our VEI SHG, VEI HN and SZH was formed in China and subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the “New EIT Law,” and its implementing regulations, both of which became effective on January 1, 2008. VEI SHG subject to an income tax rate of 25% for the year ended December 31, 2021.

Income taxes expenses amounted to $87,131 or 0.9% of net revenues for the year ended December 31, 2021, as compared to $20,727 or 0.1% of net revenues for the year ended December 31, 2020. The increase was primarily attributable to the current tax expenses increase with the net income, and the utilization of tax loss brought forward and recognition of deferred tax asset attributable for tax loss for the year ended December 31, 2021.

Net income. As a result of the foregoing, we had a net income of $677,402 for the year ended December 31, 2021, compared to $105,504 for the year ended December 31, 2020, as a result of the factors described above concerning decrease in cost of services, and increase in other income, offset by decrease in revenue, and increase operating expenses.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $289,398. The following table provides detailed information about our net cash flow for all financial years presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Year Ended
	December 31,
	2021	2020
	US$	US$
Net cash provided by operating activities	135,356	724,422
Net cash used in investing activities	(325,827)	(145,345)
Net cash used in financing activities	(14,248)	(311,549)
Effect of exchange rate changes on cash and cash equivalents	(29,220)	21,720
Net (decrease) increase in cash and cash equivalents	(233,939)	289,248
Cash and cash equivalents at the beginning of year	523,337	234,089
Cash and cash equivalents at the end of year	289,398	523,337

Operating Activities

Net cash provided by operating activities was $135,356 for the year ended December 31, 2021, which was a decrease of $589,066 or 81.3% from $724,422 for the year ended December 31, 2020. The decrease was primarily attributable to the following:

1)	Net income of $677,402 for the year ended December 31, 2021, compared to $105,504 for the year ended December 31, 2020; and

2)	A change of other receivables, deposit and prepayments, and amounts due from related parties increased our operating cash balances by $256,861 and $509,638 respectively; offset by

3)	A change of accounts receivable, accounts payable, other payables and accrued liabilities, and amounts due to related parties decreased our operating cash balances by $433,305, $702,351, $156,577 , and $490,717.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

Obligations	Total Due	Due in Less than 1 year	Due in 1-3 Years	Due in 4-5 years	Due in more than 5 years
Operating lease obligations, including imputed interest	421,590	266,924	154,666	-	-

Investing Activities

Net cash used in investing activities increased to $325,827 in the year ended December 31, 2021, which was an increase of $180,482 or 124.2% from $145,345 for the year ended December 31, 2020. The increase in net cash used in investing activities was attributable to the purchase of plant and equipment by $326,578; offset by cash provided by the interest received by $751 for the year ended December 31, 2021.

Financing Activities

Net cash used in financing activities was $14,248 in the year ended December 31, 2021, which was a decrease of $297,302 or 95.4% from $311,549 for the year ended December 31, 2020. The decrease was attributable to the cash provided by issued share capitals, proceeds from non-controlling interests, and process from bank loan by $650,000, $18,600 and $14,322 respectively; offset by cash used in dividend paid, principal payments on leases, and repayment of bank loan by $169,291, $489,005, and $38,874 respectively for the year ended December 31, 2021.

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

On February 16, 2018, VEI SHG signed a January 24, 2018 stores equipment support agreement (“Agreement”) with the largest health care and beauty retailer (“Retailer”) in People’s Republic of China (“China”). Under the Agreement, the Retailer has contracted for site and preventive maintenance and support for computer and point of sale systems (“Systems”) as well as new store and store renovation install and migration services for Systems from the VEI SHG. The Agreement is non-exclusive, covers Retailer’s stores in the northern and eastern region of China and runs through December 2020. Gross revenue and net profit potential, if any, as well as the full extent of services by VEI SHG under the Agreement are uncertain at this time due to lack of sufficient operational experience as a service provider under the Agreement. The Agreement may require the Company to seek additional equity and/or debt funding to provide the capital needed to staff and purchase product under the Agreement. In March 2020, a renewal agreement signed with the Retailer, and related service extended to 31 March 2023. The amount and availability of such funding is not certain as of the date of this Form 10-K Adequate and affordable funding, required by, if any, the Agreement is essential to the ability of VEI SHG to perform its obligations under the Agreement. While the Company does not currently anticipate any problems in obtaining the necessary funding, if any is required, and has not experienced problems in funding this contract in fiscal year 2021, the Company makes no assurances about its ability to timely, affordably obtain the necessary funding for the Agreement. During fiscal year 2021, VEI SHG had $4,373,007 in gross revenues from the work under the Agreement.

The Company’s strategic plan includes efforts to expand its markets by acquisitions of existing business operations in new markets or establishment of new offices in the new markets as well as expanding IT Business in existing markets, this effort has been hampered or delayed by lack of adequate funding or working capital from operations, COVID-19 pandemic impact on efforts to pursue such opportunities, the “penny stock” nature of our Common Stock and inability to locate suitable opportunities capable of consummation under then current circumstances and available resources. The ability of the Company to fund such expansion is not certain and the impact of any such funding on the Company’s liabilities and cash flow is uncertain until an expansion opportunity is identified, pursued and consummated. Expansion efforts of the Company, which the Company views as critical to achieving sustained profitability, may be undermined by the Company’s limited cash flow from operations and from the lack of affordable, adequate funding from outside sources. The ability of the Company to raise funding is also severely hampered by its penny stock status and lack of an active public stock market in its Common Stock. The Coronavirus/COVID-19 pandemic will probably reduce the amount of traditional private working capital funding sources and further hamper funding of any growth initiatives of the Company.

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

5.	Value Exchange Int’l (Hunan) Limited, a subsidiary of the Company with 51% ownership incorporated in Hunan as a private company on November 15, 2018.

6.	Shanghai Zhaonan Hengan Information Technology Co., Limited, a subsidiary of the Company with 51% ownership incorporated in Hunan as a private company on February 10, 2020.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2021:

	Place of incorporation	Ownership percentage
		2021	2020
Value Exchange International, Inc.	USA	Parent Company	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	100%
TapServices, Inc.	Philippines	100%	100%
Value Exchange Int’l (Hunan) Limited	PRC	51%	51%
Shanghai Zhaonan Hengan Information Technology Co., Limited	PRC	51%	51%

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

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2021 and 2020, there was no allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2021 and 2020.

	2021	2020
	US$	US$
NET REVENUES
Service income
- systems development and integration	248,218	11,268,268
- systems maintenance	7,439,172	7,379,350
- sales of hardware and consumables	2,290,531	1,903,853
	9,977,921	20,551,471

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

Year ended	December 31, 2021	December 31, 2020
RMB : USD exchange rate	6.4707	6.9348
Average period ended
HKD : USD exchange rate	7.800	7.800
Average period ended
PESO : USD exchange rate	48.8351	49.6473
Average period ended

Year ended	December 31, 2021	December 31, 2020
RMB : USD exchange rate	6.3699	6.5442
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	50.4854	47.7064

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company, as a “smaller reporting company” is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2021 and 2020 begins on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ZHEN HUI Certified Public Accountants (“ZHEN HUI”) has provided the Company with the required independent letter under Rule 3526 of Public Company Accounting Oversight Board rules.

ZHEN HUI’s report on the financial statements for the fiscal year ended December 31, 2021, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting.

During the fiscal year ended December 31, 2021, (i) there were no disagreements with ZHEN HUI on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of ZHEN HUI , would have caused ZHEN HUI to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective at a level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Disclosure

Changes in Internal Controls over Financial Reporting

During the fourth quarter ended December 31, 2021, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Item 9C: The public auditor for the Company for this Form 10-K and in respect of audit report for the financial statements included in this Form 10-K has been identified by the Public Company Accounting Oversight Board or “PCAOB” as being a PCAOB registered public accounting located in a foreign jurisdiction and that the PCAOB has determined that it is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. This identification was made in the PCAOB’s “Board Determinations under the Holding Foreign Companies Accountable Act (“HFCAA”) (15 U.S.C. §§7214(i), 7214a) (“PCAOB Report”). The Company believes that it is a “foreign private issuer” under Rule 3b-4(c) of the Exchange Act and is not excepted from the following disclosures.

In the case of Company’s public auditor, it is based in Hong Kong SAR and listed in the PCAOB Report as being a Hong Kong SAR based, PCAOB-registered public audit firm.

The Company was incorporated as a Nevada corporation on June 26, 2007 and remains incorporated under the laws of the State of Nevada and has not since the initial incorporation been incorporated under the laws any foreign jurisdiction. The Company’s principal executive offices are in Hong Kong SAR and its business operations are conducted in Hong Kong SAR, China, Singapore and Philippines. The domicile/incorporation nation of each of the operating subsidiaries is disclosed in this Form 10-K on page 27 above.

With respect to the financial statements for the fiscal year ended December 31, 2021 and included in this Form 10-K, or as required disclosures under this Item 9C: the Company is not aware of and has no reason to believe that: (1) any foreign governmental entity owns shares of any capital stock of record of the Company or has any controlling financial interest in the Company; or (2) any official of the Chinese government or Hong Kong SAR is a board member or officer of the Company or its operating subsidiaries; or (3) that the Company’s articles of incorporation, as amended and as originally filed with the State of Nevada, contain any provisions known by the Company to include any charter or charter provisions of the Chinese Communist Party.

Under the HFCAA, SEC is obligated to prohibit the securities of any "covered issuer," including the Company when and if so identified, from being traded on any of the U.S. securities exchanges or over the counter markets if the auditor of the covered issuer's financial statements is not subject to inspection by the U.S. Public Company Accounting Oversight Board ("PCAOB") for three consecutive years, beginning in 2021. Under the current terms of the Act, the Company's common stock would be removed (if the Company is designated as a “covered issuer” under HFCAA) from quotation under the QB Venture Market in early 2024, unless the PCAOB is able to conduct a full inspection of the Company's auditor during the required timeframe. The Company intends to engage a PCAOB public auditor that can be audited and investigated fully by the PCAOB.

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

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our executive officers, directors and significant employees and titles as of the date of the filing of this Form 10-K.

Name	Position with the Company	Age	Director Since
Kenneth Tan	Chief Executive Officer, President and Director	58	08/26/13
Bella Tsang	Secretary, Treasurer, Principal financial officer and Director	56	08/26/13
Ambrose Chan	Director	77	12/17/21
Johan Pehrson	Director	64	07/07/14
Calinda Lee	Director	53	02/21/20
Vincent Lum	Director	59	05/18/21
Channing Au	Chief Financial Officer and Treasurer	43	Not applicable

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Tan Seng Wee (“Kenneth Tan”). Prior to his appointment as Chief Executive Officer and President of VEII, Mr. Tan was the President, Sales for Value Exchange International Limited (“VEI”), a related company of VEI CHN, and was responsible to sales for the Asia Pacific region. Before taking up the appointment in VEI, Mr. Tan was the Vice President, Sales of PCCW Solutions since 2003. He has more than 25 years of experience in the IT industries and had held key sales management positions in IBM, Oracle and EDS. He holds a Bachelor of Science degree in Electrical and Electronics Engineering from the University of Hong Kong.

Tsang Po Yee Bella (“Bella Tsang”). Prior to her appointment as Secretary and Director of VEII, Ms. Tsang had been working as Marketing Manager of VEI HKG since 2003 and was responsible for marketing of its solutions to various retailers in the Greater China and the Asia Pacific markets. Ms. Tsang holds a Diploma of Marketing from the Institute of Marketing. She was responsible for organizing training to all level of professional staff in Ernst & Whinney (now Ernst & Young, an international accountancy, auditing and consulting firm) in 1987.

Chan Heng Fai (“Ambrose Chan”). Prior to her appointment as Director of VEII, Mr. Chan Mr. Chan is the Chief Executive Officer and Chairman of Alset EHome International Inc., and is personally and through an entity the largest shareholder of Alset EHome International Inc. Mr. Chan is also the Executive Chairman of GigWorld, Inc. GigWorld, Inc.’s majority shareholder is Alset International Limited. Alset International Limited’s majority shareholder is Alset EHome International Inc. Mr. Chan is personally and through an entity he controls the largest shareholder of Alset EHome International Inc. Mr. Chan is the Chief Executive Officer and Chairman of Alset International Limited.

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

Lee Yuen Fong (“Calinda Lee”). joined the Company in 2018 as Group Chief Executive Officer of Company’s operating subsidiaries. She is now in charge of the overall operations and financial management of the Group. Prior to the joining the Company, she worked in a manufacturing company for over 6 years in the position of chief operating officer. Before that, she worked for TAP Investments Group Limited companies (“TAP Group”) for over 15 years before they were acquired by the Company. She held various management positions in TAP Group and possesses over 20 years of experience in the IT industry with in-depth knowledge in Frontend and Backend Retail Solution. Before joining the Company and the TAP Group, she started her career in International/Local certified public accounting firms in the aspect of Auditing, Company Secretarial and Taxation Consultancy. She holds an MBA in Finance and she is an associate member of CPA Australia, a professional association.

Lum Kan Fai (“Vincent Lum”). Joined the Company in May 2021 as an outside director of Company. Mr. Lum currently is the President of Digital Group of Document Security Systems, Inc. (“DSS”), a New York Stock Exchange listed company and the President of DSS Asia, a subsidiary of DSS. Mr. Lum is responsible for profit and loss, long term development of DSS’ digital product division and the Asia Pacific operations of DSS.

Au Cheuk Lun (“Channing Au”). Channing Au joined Value Exchange Int’l (China) Limited, a subsidiary of the Company, as the Chief Financial Officer in August 2015. On November 5, 2015, Mr. Au was appointed as Chief Financial Officer and Treasurer of VEII. Prior to joining the Company, Mr. Au served as an Audit Manager at Crowe Horwath (HK) CPA Limited since 2010. Prior to that, he worked for CPA firms including KPMG Hong Kong and BDO Limited. Mr. Au has over 10 years extensive experience in provision of audit and consultancy services with clientele varies from unlisted entrepreneurs to companies listed in the United States and Hong Kong. Mr. Au is a member of CPA Australia, and obtained his Master’s Degree in Finance and Bachelor’s Degree in Accountancy from the Hong Kong Polytechnic University.

Qualifications, Attributes, Skills and Experience Represented on the Board

The Board of Directors has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of our current needs and business priorities. The Board of Directors believes that each director is a recognized person of high integrity with a proven record of success in his or her field. Each director demonstrates innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to the business and operations of the Company. The Board of Directors has assessed the intangible qualities including the director’s ability to ask difficult questions and, simultaneously, to work collegially. The Board of Directors also considers diversity of age, cultural background and professional experiences in evaluating candidates for Board of Director membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

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

Ambrose Chan	Director

He is an experienced businessman. He is the Chief Executive Officer and Chairman of Alset EHome International Inc.; Executive Chairman of GigWorld, Inc.. He also serves or has served as a director and senior executive officer for several companies, including current service as Chairman of the Board of Directors of DSS, and a non-executive director of Holista CollTech Ltd., an Australian Securities Exchange listed company.

Vincent Lum	Director

He graduated from the University of Essex (UK) in 1985, with a first class honor degree in Computer and Communication Engineering. He was the founder, and since 2009 has served as Chief Executive Officer, of FUNboxx Ltd. Prior to that, he held senior management positions with Vitop Holding, a Hong Kong listed company, York International (Now Johnson Controls), Apple, Inc. and Datacraft Asia.

Recent Developments – Appointment of New Directors and Audit Committee Members. On April 8, 2022, the Board of Directors (“Board”) of Value Exchange International, Inc. (“Company”) appointed the following persons as non-executive directors of the Board to fill vacancies. The qualifications of each person to be directors is stated below the person’s profile. Upon the request of the three new director appointees, the effective date of their appointment as directors and members of the Audit Committee Members will be April 25, 2022.

1) Robert Trapp. Mr. Trapp has 38 years of cross-cultural business experience with both public and privately-owned companies in Asia, the United States and Canada, in a diverse range of industries including hospitality, finance, property, mining, software, biotech and consumer goods. Mr. Trapp is the Chief Executive Officer of BMI Capital International LLC, a FINRA broker-dealer, a position he has held since June 2015. Mr. Trapp has served as Vice-President at DSS Wealth Management, Inc. since May 2021. Mr. Trapp served on the Board of Directors of Alset EHome International Inc. from November 2020 to November 2021. Mr. Trapp also served as General Manager of SeD Development Management LLC, a subsidiary of Alset EHome International, a position he held from September 2015 to February 2018. In addition, Mr. Trapp presently serves on the Board of Directors of several of the subsidiaries of Alset EHome International. Mr. Trapp has served as a member of the Board of Directors of American Premium Water Corporation since September 2020. Mr. Trapp has served as a member of the Board of Directors of Sharing Services Global Corporation since November 2020. Mr. Trapp has served on the Board of Directors of Theralink Technologies Inc. formerly Avant Diagnostics Inc. since November 2017 to June 2020. Previously, Mr. Trapp served on the Board of Directors of Amarantus Bioscience Holdings Inc. from February 2017 until May 2017 and on the Board of Directors of GigWorld Inc. from December 2014 until June 2015. Mr. Trapp served as President and Director at Master of Real Estate LLC, a subsidiary of Zensun Enterprises Limited (formerly known as Heng Fai Enterprises Limited), a company listed on the Hong Kong Stock Exchange, from August 2014 to August 2015 and served as Senior Vice-President with Inter-American Management LLC, a property management subsidiary of Zensun Enterprises Limited, from October 2013 to August 2015. Mr. Trapp served as a Director of eBanker USA.com, a subsidiary of Zensun Enterprises Limited, from March 1998 to August 2015, and served as General Manager and Rep Director with Hotel Plaza Miyazaki, a subsidiary of eBanker USA.com, from September 2009 to May 2013. Mr. Trapp holds a Bachelor of Commerce degree from the University of Calgary and a Bachelor of Applied Arts in Hospitality & Tourism Management from Ryerson University in Toronto, Canada.

Qualifications: Mr. Trapp’s hands-on experience in operational management, administration, financial management, marketing, and regulatory compliance in diverse industries qualifies him to serve as a member of the Board.

2) Mr. Wong Shui Yeung (Frankie). Mr. Wong is a practicing member and fellow member of Hong Kong Institute of Certified Public Accountants and a member of Hong Kong Securities and Investment Institute and holds a bachelor’s degree in business administration. He has over 20 years’ experience in accounting, auditing, corporate finance, corporate investment and development, and company corporate secretarial practice. Mr. Wong has served as a member of the Board of Directors of Alset EHome International Inc. and Alset Capital Acquisition Corp. since November 2021 and January 2022 respectively, the shares of which are listed on NASDAQ. Mr. Wong has served as an independent non-executive director of Alset International Limited since June 2017, the shares of which are listed on the Catalist Board of Singapore Stock Exchange. He was an independent non-executive director of SMI Holdings Group Limited from April 2017 to December 2020, the shares of which were listed on the Main Board of The Stock Exchange of Hong Kong Limited and was an independent non-executive director of SMI Culture & Travel Group Holdings Limited from December 2019 to November 2020, the shares of which are listed on the Main Board of The Stock Exchange of Hong Kong Limited.

Qualifications: Mr. Wong Shui Yeung’s knowledge of complex, cross-border financial, accounting and tax matters highly relevant to our business, as well as working experience in internal corporate controls, qualify him to serve as a member of the Board of Directors.

3. Wong Tat Keung (Aston). Since 2021, Mr. Wong has served as the sole proprietor of Aston CPA and Associates, a registered certified public accounting firm. Mr. Wong has served as a member of the Board of Directors of Alset Capital Acquisition Corp. since January 2022. He has been an independent non-executive director of Alset International since January 2017. Mr. Wong has been an independent non-executive director of Roma Group Limited, a valuation and technical advisory firm, since March 2016, and has served as an independent non-executive director of Lerthai Group Limited, a property, investment, management and development company, since December 2018. Previously, he served as the director and sole proprietor of Aston Wong CPA Limited and Aston Wong & Co., registered certified public accounting firms, from February 2010 to November 2020 and January 2006 to February 2010 respectively. He was also a Partner at Aston Wong, Chan & Co., Certified Public Accountants and he served at Gary Cheng & Co., Certified Public Accountants as Audit Senior. He served as an Audit Junior to Supervisor of Hui Sik Wing & Co., certified public accountants from April 1993 to December 1999. He served as an independent non-executive director of SingHaiyi from July 2009 to July 2013 and ZH Holdings from December 2009 to July 2015. Mr. Wong is a Certified Public Accountant admitted to practice in Hong Kong. He is a Fellow Member of Association of Chartered Certified Accountants and an Associate Member of the Hong Kong Institute of Certified Public Accountants. He holds a Master in Business Administration degree (financial services) from the University of Greenwich, London, England.

Qualifications: Mr. Wong Tat Keung demonstrates extensive knowledge of complex, cross-border financial, accounting and tax matters highly relevant to our business, as well as working experience in internal corporate controls, making him well-qualified to serve as a member of the Board of Directors.

Relationships. There is no family relationship between Mr. Trapp, Mr. Wong Shui Yeung and Mr. Wong Tat Keung and any members of the Company’s management. Mr. Trapp, Mr. Wong Shui Yeung and Mr. Wong Tat Keung are deemed business associates of current Company directors Chan Heng Fai and Lum Kai Fai due to service as directors, officers or consultants with affiliated companies and related business relationships.

Appointment as Audit Committee Members. On 8 April 2022, the Board also appointed Mr. Trapp, Mr. Wong and Mr. Keung as members of the Audit Committee of the Board. The Board deems Mr. Wong Shui Yeung and Mr. Wong Tat Keung to be “audit committee financial experts” under SEC rules. With these appointments, as of April 8, 2022, the Audit Committee members were the following directors: Johan Pehrson, Robert Trapp, Wong Shui Yeung and Wong Tat Keung.

Significant Employees. Mr. Tan and Mr. Au as senior officers are deemed key personnel. Benny Lee, a director of VEI SHG, has extensive experience in the IT Business and is important to Company’s strategic knowledge base and planning as well as the Board of Director’s understanding of the IT industry in China and Hong Kong and business development in those markets.

Audit Committee and Other Board Committees. The VEII Board of Directors had no nominating or compensation committee in fiscal year 2021. The Company relies on the Board of Directors to perform the functions typically performed by a compensation and nominating committee. As of the date of the filing of this Form 10-K with the SEC, the Audit Committee member is Johan Pehrson.

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

Audit Committee and Audit Committee Financial Expert

The Company formed an Audit Committee on October 29, 2015. In 2021, the Company was unable to locate a prospective independent director who meets the requirements of an audit committee financial expert and is willing to serve as a director of the Company. The newly appointed members of the Audit Committee, Wong Tat Keung and Wong Shui Yeung, whose appointments are effective as of April 25, 2022, are deemed by the Company to be audit committee financial experts.

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

All audit and audit-related services performed by our principal accountant during the fiscal year ended December 31, 2021 were approved by our audit committee.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board is comprised of one Director, being Johan Pehrson, a non-employee Director, who has been determined by the Board to be "independent" under SEC criteria. The Board has determined, based upon a review of Mr. Pehrson’s responses to a questionnaire designed to elicit information regarding his experience in accounting and financial matters, that he is not an "Audit Committee financial expert" within the meaning of Item 401(e) of SEC Regulation S-K.

The Audit Committee assists the Board's oversight of the integrity of the Company's financial reports, compliance with legal and regulatory requirements, the qualifications and independence of the Company's independent registered public accounting firm, the audit process, and internal controls. The Audit Committee operates pursuant to a written charter adopted by the Board. The Audit Committee is responsible for overseeing the corporate accounting and financing reporting practices, recommending the selection of the Company's registered public accounting firm, reviewing the extent of non-audit ser vices to be performed by the auditors, and reviewing the disclosures made in the Company's periodic financial reports. The Audit Committee also reviews and recommends to the Board that the audited financial statements be included in the Company's Annual Report on Form 10-K.

Following the end of the year ended December 31, 2021, the Audit Committee (1) reviewed and discussed the audited financial statements for the year ended December 31, 2021 with Company management; (2) discussed with the independent auditors the matters required to be discussed by SAS 61 as amended, (AICPA, Professional Standards, Vol.1 AU Section 380), as adopted by the Public Company Accounting Oversight Board (United States) and (3) received the written disclosures and the letter from the independent public accounting firms required by applicable requirements of the Public Company Accounting Oversight Board (United States) regarding the independent public accounting firm's communications with the Audit Committee concerning independence, and has discussed with the independent public accounting firm its independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for filing with the SEC.

/s/ Johan Pehrson, Director and Member of Audit Committee

April 15, 2022

Code of Ethics

We have adopted a written code of ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, or persons performing similar functions, a copy of which is attached as Exhibit 14 to the Quarterly Report on Form 10-Q as filed with the SEC on July 20, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended, December 31, 2021, 2020 and 2019. No other executive officer received compensation greater than $100,000 during any fiscal year.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Tan (1)	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2020	60,929	-0-	-0-	-0-	-0-	-0-	-0-	60,929
	2019	76,084	-0-	-0-	-0-	-0-	-0-	-0-	76,084
Bella Tsang (2)	2021	64,103	-0-	-0-	-0-	-0-	-0-	-0-	64,103
	2020	61,538	-0-	-0-	-0-	-0-	-0-	-0-	61,538
	2019	46,154	-0-	-0-	-0-	-0-	-0-	-0-	46,154
Calinda Lee (3)	2021	30,769	-0-	-0-	-0-	-0-	-0-	-0-	30,769
	2020	30,769	-0-	-0-	-0-	-0-	-0-	-0-	30,769
	2019	30,769	-0-	-0-	-0-	-0-	-0-	-0-	30,769
Channing Au (4)	2021	46,154	-0-	-0-	-0-	-0-	-0-	-0-	46,154
	2020	41,303	-0-	-0-	-0-	-0-	-0-	-0-	41,303
	2019	46,154	-0-	-0-	-0-	-0-	-0-	-0-	46,154

Footnotes:

(1)	Mr. Kenneth Tan was appointed as Chief Executive Officer and a Director of the Company as of August 26, 2013.
(2)	Ms. Bella Tsang was appointed as Secretary and Director of the Company as of August 26, 2013, and was appointed as Treasurer and principal financial officer of the Company as of June 25, 2015; and on October 29, 2015, she resigned as a Treasurer and principal financial officer of the Company.
(3)	Ms. Calinda Lee was appointed as Director of the Company as of February 21, 2020.
(4)	Channing Au was appointed as Chief Financial Officer and Treasurer of the Company as of November 5, 2015.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or non-exercisable options, as of the years ended December 31, 2021.

Long-Term Incentive Plans

There are no arrangements or plans currently used and in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Director Compensation

None of the directors received compensation for director services during the fiscal year ending December 31, 2021, except Johan Pehrson, an independent director, receives an annual director fee of $10,000.

Pension Benefits

No named executive officers received or held pension benefits and the Company does not maintain a pension benefit plan during the fiscal year ended December 31, 2021.

Insurance

Company has not obtained directors' and officers' liability insurance as of the date of this Form 10-K.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of the fiscal year ended December 31, 2021 (i) by each of our directors; (ii) by each of our named executive officers; (iii) by all of our executive officers and directors as a group; and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 31, 2022, there were 36,156,130 shares of our common stock outstanding:

		December 31, 2021
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Ambrose Chan (3) 7 Temasek Blvd. #29-01B Suntec Tower One Singapore U0 038987	Common	13,834,643	38.26%
Kenneth Tan (4) Block A1 35h Fl The Beverly Hills 6 Broadwood Hong Kong	Common	2,563,725	7.09%
Bella Tsang (5) Unit 02-03, 6/F. Block B, Shatin Industrial Centre, 5-7 Yuen Shun Circuit, Shatin, N.T., Hong Kong	Common	4,905,461	13.57%
Johan Pehrson (6) 3 Westerbergs Gata Halmstad, Sweden 30226	Common	277,101	0.77%
Edmund Yeung (7) Flat C, 7/F Phase I Kingsford Ind. Bldg 26-32 Kwai Hei St Kwai Chun, N.T. Hong Kong	Common	-	-
Calinda Lee (8) Unit 02-03, 6/F. Block B, Shatin Industrial Centre, 5-7 Yuen Shun Circuit, Shatin, N.T., Hong Kong	Common	-	-
Vincent Lum (9) 4800 MONTGOMERY LANE #210 BETHESDA, MD, 20814, USA	Common	-	-
Channing Au (10) Unit 02-03, 6/F. Block B, Shatin Industrial Centre, 5-7 Yuen Shun Circuit, Shatin, N.T., Hong Kong	Common	-	-
All Officers and Directors as a Group	Common	21,580,930	59.69%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 36,156,130 issued and outstanding shares of VEII Common Stock as of December 31, 2021.

(3)	Ambrose Chan is a Director of the Company and was appointed on December 17, 2021. His ownership consists of 7,276,163 shares of Common Stock personally held by him; and the following shares for which he is deemed to be have a shared ownership interest: 6,500,000 shares of Common Stock held by GigWorld, Inc., a Delaware corporation subject to the reporting requirements of the Securities Exchange Act of 1934; 39,968 held by BMI Capital Partners International Limited; and 18,512 held by LiquidValue Development Pte Ltd. LiquidValue Development Pte Ltd. is a subsidiary of Alset EHome International.

(4)	Kenneth Tan is the Company's Chief Executive Officer, President and a Director.

(5)	Bella Tsang is the Company's Secretary, and a Director of the Company.

(6)	Johan Pehrson is a Director of the Company appointed on July 7, 2014.

(7)	Edmund Yeung was a Director of the Company. He resigned from the Board of Directors of the Company effective November 19, 2021. Mr. Yeung sold his 2,024,400 shares of Common Stock in a private transaction on November 22, 2021 and he owns no shares of Common Stock as of March 31, 2022.

(8)	Calinda Lee is a Director of the Company and was appointed on February 21, 2020.

(9)	Vincent Lum is a Director of the Company and was appointed on May 18, 2021.

(10)	Channing Au is the Company's Chief Financial Officer and Treasurer appointed on November 5, 2015.

Changes in Control

The Company has elected not to be governed by the control share provisions or interested shareholder provisions of the laws of State of Nevada, specifically in Nevada Revised Statutes §§78.378 to 78.3793, inclusive, and §§78.411 to 78.444, inclusive.

Delinquent Section 16(a) Reports. Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership of our Common Stock with the SEC. Based on the information available to us, we believe that in 2021, and to date in 2022, all applicable Section 16(a) reports were timely filed, except Director Lee Yuen Fong filed an initial Form 3 on November 12, 2021.

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

Director Independence

For purposes of determining director independence in fiscal year 2021, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). Mr. Ambrose Chan, Mr. Johan Pehrson and Mr. Vincent Lum are deemed independent directors (as defined under in NASDAQ Rule 5605(a)(2)) by the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Audit Fees	$51,000	$46,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$51,000	$46,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by ZHEN HUI Certified Public Accountants for our financial statements as of and for the year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

ITEM 16. FORM 10-K SUMMARY.

None.

Exhibit List

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

Exhibit Number	Exhibit Title

3.1*	Articles of Incorporation of Value Exchange International, Inc.

3.1.1**	Certificate of Amendment to the Articles of Incorporation of Value Exchange International, Inc., dated Sept. 8, 2016. (1)

3.2***	By-Laws of Value Exchange International, Inc.

14****	Code of Ethics, dated April 16, 2018

31.1#	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Filed herewith

*	Incorporated by reference to Exhibit 3.1 to the Form SB-2 Registration Statement, dated Nov. 19, 2007.

**	Filed with the SEC on July 20, 2009 as Ex. 14.1 to Value Exchange International, Inc.’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2009.

***	Incorporated by reference to Exhibit 3.2 to the Form SB-2 Registration Statement, dated Nov. 19, 2007.

****	Incorporated by reference to Exhibit One to the Information Statement, dated October 18, 2016, and filed by Value Exchange International, Inc. with the Commission on October 25, 2016.

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

Dated: April 15, 2022

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

Signature	Title	Date

/s/ Kenneth Tan	President, Chief Executive Officer, and Director (Principal Executive Officer)	April 15, 2022

/s/ Channing Au	Chief Financial Officer and Treasurer (Principal financial and accounting officer)	April 15, 2022

/s/ Bella Tsang	Director and Secretary	April 15, 2022

/s/ Calinda Lee	Director	April 15, 2022

/s/ Ambrose Chan	Director	April 15, 2022

/s/ Johan Pehrson	Director	April 15, 2022

/s/ Vincent Lum	Director	April 15, 2022

VALUE EXCHANGE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The board of directors and stockholders of
          VALUE EXCHANGE INTERNATIONAL, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Value Exchange International, Inc. (“the Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the two years ended December 31, 2021 and 2020, in conformity with U.S. generally accepted accounting principles.

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

/s/ Zhen Hui Certified Public Accountants

Zhen Hui Certified Public Accountants

Hong Kong, China
April 15, 2022

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

	2021	2020
ASSETS	US$	US$

CURRENT ASSETS
Cash	289,398	523,337
Accounts receivable, less allowance for doubtful accounts	858,617	599,436
Amounts due from related parties	1,642,488	1,343,466
Other receivables and prepayments	314,650	414,342
Inventories	389,259	238,147
Total current assets	3,494,412	3,118,728

NON-CURRENT ASSETS
Plant and equipment, net	547,930	357,021
Deferred tax assets	44,038	71,681
Goodwill	206,812	206,812
Operating lease right-of-use assets, net	437,822	585,057
Intangible assets	-	-
Total non-current assets	1,236,602	1,220,571

Total assets	4,731,014	4,339,299

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	689,535	1,038,518
Other payables and accrued liabilities	965,388	831,817
Deferred income	236,612	254,937
Amounts due to related parties	2,500	263,063
Operating lease liabilities, current	258,647	303,687
Current portion of long term bank loan and short term bank loan	39,143	38,874
Total current liabilities	2,191,825	2,730,896

NON-CURRENT LIABILITIES
Deferred tax liabilities	2,205	-
Long term bank loan	37,335	62,949
Operating lease liabilities, non-current	152,533	277,111
Total non-current liabilities	192,073	340,060

Total liabilities	2,383,898	3,070,956

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 36,156,130 and 29,656,130 shares issued and outstanding, respectively	362	297
Additional paid-in capital	1,340,524	690,589
Statutory reserves	11,835	11,835
Retained earnings	867,770	414,225
Accumulated other comprehensive loss	8,822	97,944
	2,229,313	1,214,890
Non-controlling interest	117,803	53,453
Total shareholders’ equity	2,347,116	1,268,343

Total liabilities and shareholders’ equity	4,731,014	4,339,299

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
	US$	US$
NET REVENUES
Service income	9,977,921	20,551,471

COST OF SERVICES
Cost of service income	(7,298,227)	(18,497,409)
GROSS PROFIT	2,679,694	2,054,062

OPERATING EXPENSES:
General and administrative expenses	(2,131,194)	(1,869,455)
Foreign exchange (loss) gain	(13,741)	(58,281)
TOTAL OPERATING EXPENSES	(2,144,935)	(1,927,736)

PROFIT (LOSS) FROM OPERATIONS	534,759	126,326

OTHER INCOME (EXPENSES):
Interest income	751	5,517
Interest expense	-	(15,162)
Finance cost	(17,279)	(15,502)
VAT refund	30,657	111,559
Management fee income	212,262	154,315
Redundancy cost	-	(285,601)
Others	3,383	44,779
Total other income (expenses), net	229,774	(95)

INCOME BEFORE PROVISION FOR INCOME TAXES	764,533	126,231

INCOME TAXES EXPENSES	(87,131)	(20,727)
NET INCOME	677,402	105,504

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(89,122)	37,202

COMPREHENSIVE INCOME	588,280	142,706

ATTRIBUTABLE TO:
Equity holders of the Company	545,304	142,614
Non-controlling interests	42,976	92
	588,280	142,706

Net profit per share, basic and diluted	0.02	0.00

Weighted average number of shares outstanding	34,352,559	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common stock
	Share	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Statutory reserves	Noncontrolling Interest	Accumulated other comprehensive income	Total

January 1, 2020	29,656,130	297	690,589	308,813	11,925	11,413	60,742	1,083,779
Net income	-	-	-	105,412	-	92	-	105,504
Change in noncontrolling Interests				-	-	25,497	-	25,497
Foreign currency translation adjustment	-	-	-	-	(90)	16,451	37,202	53,563
December 31, 2020	29,656,130	297	690,589	414,225	11,835	53,453	97,944	1,268,343

January 1, 2021	29,656,130	297	690,589	414,225	11,835	53,453	97,944	1,268,343
Net income	-	-	-	634,426	-	42,976	-	677,402
Issuance of share	6,500,000	65	649,935	-	-	-	-	650,000
Change in noncontrolling interests	-	-	-	-	-	18,600	-	18,600
Transfer to Dividend payable	-	-	-	(180,881)	-	-	-	(180,881)
Foreign currency translation adjustment	-	-	-	-	-	2,774	(89,122)	(86,348)
December 31, 2021	36,156,130	362	1,340,524	867,770	11,835	117,803	8,822	2,347,116

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	677,402	105,504
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	135,129	193,390
Amortization	391,962	361,796
Interest income	(751)	(5,517)
Loss on disposal of plant and equipment	-	3,213
Loan interest expenses	-	15,162
Finance costs on Right-of-use assets	17,279	15,502
Deferred income taxes	29,848	(15,636)
Changes in operating assets and liabilities
Accounts receivable	(259,181)	174,124
Other receivables, deposit and prepayments	99,692	(157,169)
Amounts due from related parties	(299,022)	(808,660)
Inventories	(151,112)	(18,555)
Accounts payable	(348,983)	353,368
Other payables and accrued liabilities	121,981	278,558
Deferred income	(18,325)	(812)
Amounts due to related parties	(260,563)	230,154
Net cash provided by operating activities	135,356	724,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest received	751	5,517
Purchase of plant and equipment	(326,578)	(150,862)
Net cash used in investing activities	(325,827)	(145,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issued share capitals	650,000	-
Interest paid	-	(15,162)
Dividend paid	(169,291)	-
Principal payments on leases	(489,005)	(410,020)
Proceeds from non-controlling interests	18,600	25,497
Proceeds from bank loan	14,322	120,238
Repayment of loan from a director	-	-
Repayment of bank loan	(38,874)	(32,102)
Net cash used in financing activities	(14,248)	(311,549)

EFFECT OF EXCHANGE RATE ON CASH	(29,220)	21,720
INCREASE (DECREASE) IN CASH	(233,939)	289,248
CASH, beginning of year	523,337	234,089
CASH, end of year	289,398	523,337

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	(3,120)	(7,468)

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

YEARS ENDED DECEMBER 31, 2021 AND 2020

In February 2020, VEI SHG established an operating subsidiary, Shanghai Zhaonan Hengan Information Technology Co., Limited (“SZH”) in Shanghai, PRC, under the laws of the PRC. SZH engages in IT services.

As of December 31, 2021, the Company have four wholly owned subsidiaries.

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

The consolidated financial statements include the accounts of Value Exchange International, Inc., and the following subsidiaries:

1.	Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on November 16, 2001;
2.	Value Exchange Int’l (Shanghai) Limited, a wholly-owned subsidiary of the Company incorporated in Shanghai as a private company on September 2, 2008;
3.	Value Exchange Int’l (Hong Kong) Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on August 25, 2003 and acquired by VEI CHN on September 25, 2008;
4.	TapServices, Inc., a wholly-owned subsidiary of the Company incorporated in Philippines as a private company on March 24, 2009 and acquired by VEI CHN on January 23, 2017.
5.	Value Exchange Int’l (Hunan) Limited, a subsidiary of the Company with 51% ownership incorporated in Hunan as a private company on November 15, 2018;
6.	Shanghai Zhaonan Hengan Information Technology Co., Limited, a subsidiary of the Company with 51% ownership incorporated in Hunan as a private company on February 10, 2020.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2021:

	Place of incorporation	Ownership percentage
		2021	2020
Value Exchange International, Inc.	USA	Parent Company	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	100%
TapServices, Inc.	Philippines	100%	100%
Value Exchange Int’l (Hunan) Limited	PRC	51%	51%
Shanghai Zhaonan Hengan Information Technology Co., Limited	PRC	51%	51%

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2021 and 2020, there was no allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

As of December 31, 2021, the Company’s financial instruments consist principally of cash, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2021.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Revenues of maintenance services are recognized when the services are performed in accordance with the contract term.

Revenues of sale of software, if not bundled with other arrangements, are recognized when shipped and customer acceptance obtained, if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2021 and 2020.

	2021	2020
	US$	US$
NET REVENUES
Service income
– systems development and integration	248,218	11,268,268
– systems maintenance	7,439,172	7,379,350
– sales of hardware and consumables	2,290,531	1,903,853
	9,977,921	20,551,471

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the years ended December 31, 2021 and 2020 were approximately $173 and $575, respectively.

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the years ended December 31, 2021 and 2020 were insignificant.

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the years ended December 31, 2021 and 2020 were insignificant.

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

Year ended	December 31, 2021	December 31, 2020
RMB : USD exchange rate	6.4707	6.9348
Average period ended
HKD : USD exchange rate	7.800	7.800
Average period ended
PESO : USD exchange rate	48.8351	49.6473
Average period ended

Year ended	December 31, 2021	December 31, 2020
RMB : USD exchange rate	6.3699	6.5442
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	50.4854	47.7064

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses.” The ASU sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company intends to adopt this ASU in January 2022. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This standard addresses the risks from the discontinuation of the London Interbank Offered Rate (LIBOR) and provides optional expedients and exceptions to contracts, hedging relationships and other transactions that reference LIBOR if certain criteria are met. This new guidance is effective and may be applied beginning March 12, 2020 through December 31, 2022. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by eliminating the requirement to separately account for an embedded conversion feature as an equity component in certain circumstances. A convertible debt instrument will be reported as a single liability instrument with no separate accounting for an embedded conversion feature unless separate accounting is required for an embedded conversion feature as a derivative or under the substantial premium model. The ASU simplifies the diluted earnings per share calculation by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. Further, the ASU requires enhanced disclosures about convertible instruments. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which provides optional guidance to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The new guidance provides temporary optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. Unlike other topics, the provisions of this update are only available until December 31, 2022, by which time the reference rate replacement activity is expected to be completed. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures and has yet to elect an adoption date.

In August 2021, the FASB issued ASU No. 2021-06, “Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946).” The ASU includes Release No.33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses. This update amends certain SEC disclosure guidance that is included in the accounting standards codification to reflect the SEC’s recent issuance of rules intended to modernize and streamline disclosure requirements, including updates to business acquisition and disposition significance tests used, the significance thresholds for proforma statement disclosures, the number of preceding years of financial statements required for disclosure, and other provisions in the SEC releases. The guidance is effective upon its addition to the FASB codification. The Company is assessing the impact of ASU No. 2021-06 but does not expect that it will have a material impact on its consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The ASU addresses diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination and require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the standard is permitted, including adoption in an interim period. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 3 - Accounts receivable

Accounts receivable as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
	US$	US$
Accounts receivable	858,617	603,689
Allowance for doubtful accounts	-	(4,253)
	858,617	599,436

During the years ended December 31, 2021 and 2020, the Company did not have delinquent accounts receivable to write-off.

All of the Company’s customers are located in the PRC, Hong Kong and Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Note 4 - Other receivables and prepayments

Other receivables and prepayments as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
	US$	US$
Prepaid expense	129,445	201,435
Deposits	91,501	98,355
Others	93,704	114,552
	314,650	414,342

Note 5 - Inventories

Inventories as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
	US$	US$
Finished goods	389,259	238,147

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 6 – Plant and equipment, net

Plant and equipment consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	US$	US$
Leasehold improvements	81,274	78,224
Office furniture and equipment	285,653	254,681
Computer equipment	364,740	334,237
Computer software	279,985	43,319
Motor Vehicle	140,102	119,806
Building	65,443	68,904
Total	1,217,197	899,171
Less: accumulated depreciation	(669,267)	(542,150)
Plant and equipment, net	547,930	357,021

Depreciation expense for the years ended December 31, 2021 and 2020 amounted to $135,129 and $193,390, respectively. For the years ended December 31, 2021 and 2020, no interest expense was capitalized into plant and equipment.

As of December 31, 2021 and 2020, the Company's motor vehicle was under finance lease arrangement with a net carrying amount $50,992 and $44,533 respectively.

Note 7 – Goodwill

Goodwill consisted of the following as of December 31, 2021 and 2020:

l

	December 31,
	2021	2020
	US$	US$
Goodwill arising from acquisition of TSI	206,812	206,812

Note 8 – Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices. Our leases have original lease periods expiring between the remainder of 2022 and 2024. Many leases include option to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	December 31,
	2021	2020
	US$	US$
Operating lease right-of-use assets, net	437,822	585,057

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The components of lease liabilities are as follows:

	December 31,
	2021	2020
	US$	US$
Lease liabilities, current	258,647	303,687
Lease liabilities, non-current	152,533	277,111
Present value of lease liabilities	411,180	580,798

Total lease cost for the year ended December 31, 2021 and 2020 amounted to $17,279 and $15,502. Weighted-average remaining lease term is 1.4 years, and weighted-average discount rate is 3%.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2021:

	December 31,
	2021	2020
	US$	US$
Year one	266,924	316,880
Year two	152,183	187,971
Year three	2,483	95,772
Year four	-	-
Thereafter	-	-
Total undiscounted cash flows	421,590	600,623
Less: Imputed interest	(10,410)	(19,826)
Present value of lease liabilities	411,180	580,798

Note 9 – Intangible Assets

Intangible Assets consisted of the following as of December 31, 2021 and 2020:

		December 31,
	2021	2020
	US$	US$
Customer relationship	200,641	200,641
Less: accumulated amortization	(200,641)	(200,641)
	-	-

Amortization expense for the year ended December 31, 2021 and 2020 amounted to nil and nil, respectively. The amortization expense was included in general and administrative expenses.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 10 – Bank loan

Bank loan and accruals consisted of the following as of December 31, 2021 and 2020:

		December 31,
	2021	2020
	US$	US$
Long term bank loan	76,478	101,823
Less: Current portion of long term bank loan	(39,143)	(38,874)
	37,335	62,949

Short term bank loan	-	-
Current portion of long term bank loan	39,143	38,874
	39,143	38,874

As of December 31, 2021 and 2020, the above bank loan secured by property and equipment with net carrying amount of $50,992 and $44,533 respectively.

Note 11 – Other payables and accrued liabilities

Other payables and accruals consisted of the following as of December 31, 2021 and 2020:

		December 31,
	2021	2020
	US$	US$
Accrual	878,532	737,142
Income taxes payable	86,856	94,675
	965,388	831,817

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 12 – Deferred income

Deferred income consisted of the following as of December 31, 2021 and 2020:

		December 31,
	2021	2020
	US$	US$
Service fees received in advance	236,612	254,937

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

The Company’s Philippine subsidiary is subject to Philippine Statutory Corporate Income Tax at 30%.

The Company’s PRC subsidiary in the PRC is subject to PRC Enterprise Income Tax at 25%.

The Income Tax Laws in PRC also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside PRC for distribution of earnings generated after January 1, 2008. Under the Income Tax Laws, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As the Company’s subsidiary located in the PRC that are available for distribution to the Company of approximately $0 at December 31, 2020 are considered to be indefinitely reinvested, and accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company. As of December 31, 2021, the Company’s subsidiary located in the PRC that are available for distribution to the Company of approximately $0.

The Company’s income tax expense consisted of:

	Year ended December 31,
	2021	2020
	US$	US$
Current income tax	79,549	20,727
Deferred income tax	7,582	-
Income tax expenses	87,131	20,727

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

A reconciliation of the income tax expense / (credit) applicable to income before tax using the applicable statutory rates for the jurisdictions in which the Company and its subsidiaries operated to the tax expense / (credit) at the effective tax rates are as follows:

	Year ended December 31,
	2021	2020
	US$	US$
Pre-tax income	764,533	126,231

U.S. federal corporate income tax rate	21%	21%
Philippine corporate income tax rate	30%	30%
P.R.C. corporate income tax rate	25%	25%
Hong Kong corporate income tax rate	16.5%	16.5%

Current tax computed at various jurisdiction rate	79,549	20,727
Deferred tax computed at various jurisdiction rate	7,582	-
Effective income taxes	87,131	20,727

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,
	2021	2020
	US$	US$
Deferred income tax assets:
Tax losses	44,038	71,681

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 15 – Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	December 31,
	2021	2020
Due from related parties	US$	US$
Value Exchange International Limited (i)	1,369,968	1,269,620
Cucumbuy.com Limited (ii)	2,564	30,769
SmartMyWays Co., Limited (iii)	61,539	30,769
Retail Intelligent Unit Limited (iv)	24,615	12,308
AppMyWays Co., Limited (v)	159,643	-
TAP Technology (HK) Limited (vi)	24,159	-
	1,642,488	1,343,466

Due to related parties
AppMyWays Co., Limited (v)	-	253,063
Mr. Johan Pehrson (vii)	2,500	10,000
	2,500	263,063

Related party transactions:

	Year end December 31,
	2021	2020
	US$	US$
Subcontracting fees paid to
Value Exchange International Limited (i)	(698,564)	-
AppMyWays Co., Limited (v)	-	(771,538)
Value E Consultant International (M) Sdn. Bhd (ix)	(34,840)	-
TAP Technology (HK) Limited (vi)	(121,588)	-

Service income received from
Value Exchange International Limited (i)	389,796	1,117
AppMyWays Co., Limited (v)	657,568	788,987
ValueX International Pte. Ltd. (viii)	-	159,581
Value E Consultant International (M) Sdn. Bhd (ix)	-	18,069
TAP Technology (HK) Limited (vi)	-	262,821

Service income paid to
Cucumbuy.com Limited (ii)	-	(41,216)

Management fees received from
Value Exchange International Limited (i)	98,821	49,700
Cucumbuy.com Limited (ii)	30,769	30,769
SmartMyWays Co., Limited (iii)	30,769	30,769
Retail Intelligent Unit Limited (iv)	12,308	12,308
TAP Technology (HK) Limited (vi)	30,769	30,769

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(i)	Mr. Kenneth Tan and Ms. Bella Tsang, directors of the Company, are shareholders and a directors of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Cucumbuy.com Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(iii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of SmartMyWays Co., Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of SmartMyWays Co., Limited. The balance is unsecured, interest free and repayable on demand.

(iv)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Retail Intelligent Unit Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of Retail Intelligent Unit Limited. The balance is unsecured, interest free and repayable on demand.

(v)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of AppMyWays Co., Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(vi)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of TAP Technology (HK) Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(vii)	Mr. Johan Pehrson is a director of the Company. The balance is unsecured, interest free and repayable on demand.

(viii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of ValueX International Pte. Ltd., a company incorporated in Singapore. The balance is unsecured, interest free and repayable on demand.

(ix)	Ms. Bella Tsang, a director of the Company, is a shareholder of Value E Consultant International (M) Sdn. Bhd, a company incorporated in Malaysia. The balance is unsecured, interest free and repayable on demand.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

The following individual customer accounted for 10% or more of the Company’s revenues for the years ended December 31, 2021 and 2020:

	2021	2020
Aisino Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd. Company	25.5%	9.9%
Wuhan Watson's Personal Care Stores Co., Limited	22.9%	8.1%
Robinsons Retail Group	11.9%	3.4%
DXC Technology Enterprise Services (Hong Kong) Limited	-	52.4%

Individual customer accounts receivable that represented 10% or more of total accounts receivable as of December 31, 2021 and 2020 were as follows:

	Percentage of accounts receivable as of December 31,
	2021	2020
Aisino Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd. Company	10.9%	10.6%
Wincor Nixdorf (Hong Kong) Limited	-	13.5%
Robinsons Retail Group	38.4%	37.1%
Fujitsu South China Limited	16.3%	2.9%
PCCW Solutions Limited	15.1%	-

