Form 10-Q
period 2022-03-31
Value Exchange International, Inc.
filed 2022-05-16
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Large accelerated filer ☐	.☐	Accelerated filer ☐
Non-accelerated filer ☐		Smaller reporting company ☒
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 10, 2022, there were 36,156,130 shares of common stock issued and outstanding. The registrant’s common stock is quoted on the OTCQB Venture Market of The OTC Markets Group, Inc. under the trading symbol “VEII.”

1

FORM 10-Q

Value Exchange International, Inc.

Please note that throughout this Quarterly Report on Form 10-Q (“Form 10-Q” or “report”), except as otherwise indicated by the context, references in this report to "Company", "we", "us" and "our" are references to Value Exchange International, Inc. and its wholly owned subsidiaries.

2

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	224,550	289,398
Accounts receivable, less allowance for doubtful accounts	1,500,203	858,617
Amounts due from a related party	1,745,860	1,642,488
Other receivables and prepayments	362,019	314,650
Inventories	312,240	389,259
Total current assets	4,144,872	3,494,412

NON-CURRENT ASSETS
Plant and equipment, net	558,094	547,930
Deferred tax assets	44,038	44,038
Goodwill	206,812	206,812
Operating lease right-of-use assets, net	487,215	437,822
Total non-current assets	1,296,159	1,236,602

Total assets	5,441,031	4,731,014

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	903,986	689,535
Other payables and accrued liabilities	771,586	965,388
Deferred income	847,582	236,612
Amounts due to related parties	-	2,500
Operating lease liabilities, current	310,240	258,647
Current portion of long term bank loan and short term bank loan	90,157	39,143
Total current liabilities	2,923,551	2,191,825

NON-CURRENT LIABILITIES
Deferred tax liabilities	2,205	2,205
Long term bank loan	10,896	37,335
Operating lease liabilities, non-current	189,030	152,533
Total non-current liabilities	202,131	192,073

Total liabilities	3,125,682	2,383,898

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 36,156,130 and 36,156,130 shares issued and outstanding, respectively	362	362
Additional paid-in capital	1,340,524	1,340,524
Statutory reserves	11,835	11,835
Retained earnings	796,778	867,770
Accumulated other comprehensive losses	17,741	8,822
Total shareholders’ equity	2,167,240	2,229,313
Non-controlling interest	148,109	117,803
	2,315,349	2,347,116

Total liabilities and shareholders’ equity	5,441,031	4,731,014

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income	2,591,184	2,203,772

COST OF SERVICES
Cost of service income	(2,251,060)	(1,466,232)

GROSS PROFIT	340,124	737,540

OPERATING EXPENSES:
General and administrative expenses	(293,955)	(434,878)
Foreign exchange loss	(155,712)	2,719
TOTAL OPERATING EXPENSES	(449,667)	(432,159)

(LOSS) PROFIT FROM OPERATIONS	(109,543)	305,381

OTHER INCOME (EXPENSES):
Interest income	201	165
Finance cost	(3,370)	(4,308)
VAT refund	22,819	2,213
Management fee income	43,042	46,326
Others	6,810	30,731
Total other income (expenses), net	69,502	75,127

(LOSS) PROFIT BEFORE PROVISION FOR INCOME TAXES	(40,041)	380,508

INCOME TAXES EXPENSES	(2,188)	(3,897)
NET (LOSS) INCOME	(42,229)	376,611

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	8,919	(5,435)

COMPREHENSIVE INCOME	(33,310)	371,176

ATTRIBUTABLE TO:
Equity holders of the Company	(62,073)	370,418
Non-controlling interests	28,763	758

	(33,310)	371,176
Earnings per share, basic and diluted	0.00	0.01

Weighted average number of shares outstanding	36,156,130	29,656,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) profit	(42,229)	376,611
Adjustments to reconcile net (loss) profit to cash (used in) provided by operating activities:
Depreciation	54,439	33,663
Amortization	85,703	90,515
Interest income	(201)	(165)
Finance costs on Right-of-use assets	3,370	4,308
Deferred income taxes	-	19,648
Changes in operating assets and liabilities
Accounts receivable	(641,586)	(685,755)
Other receivables and prepayments	(47,369)	1,985
Amounts due from related parties	(103,372)	88,879
Inventories	77,019	(6,400)
Accounts payable	214,451	(465,730)
Other payables and accrued liabilities	(193,802)	(151,700)
Deferred income	610,970	560,595
Amounts due to related parties	(2,500)	(47,170)
Net cash provided by (used in) operating activities	14,893	(180,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(60,139)	(2,916)
Interest received	201	165
Net cash used in investing activities	(59,938)	(2,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-controlling interests	35,349	18,600
Principal payments on operating leases	(50,813)	(89,368)
Repayment of bank loan	(10,788)	(9,544)
Net cash used in by financing activities	(26,252)	(80,312)

EFFECT OF EXCHANGE RATE ON CASH	6,449	(6,025)
DECREASE IN CASH	(64,848)	(269,804)
CASH, beginning of period	289,398	523,337
CASH, end of period	224,550	253,533

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	(664)	(3,897)

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

As of March 31, 2022, the Company held four wholly-owned subsidiaries, and two subsidiaries with 51% ownership.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2022:

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

VALUE EXCHANGE INTERNATIONAL, INC.

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

e)	Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of March 31, 2022 and December 31, 2021, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021.

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

Multiple-deliverable arrangements

The Company derives revenue from fixed-price sale contracts with customers that may provide for the Company to procure hardware and software licenses with varied performance specifications specific to each customer and provide the technical services for systems development and integration of the hardware and software licenses. In instances where the contract price is inclusive of the technical services, the sale contracts include multiple deliverables. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

-	The delivered item(s) has value to the customer on a stand-alone basis;
-	There is objective and reliable evidence of the fair value of the undelivered item(s); and
-	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	88,029	34,077
- systems maintenance	1,921,189	1,608,466
- sales of hardware and consumables	581,966	561,229
	2,591,184	2,203,772

Billings in excess of revenues recognized are recorded as deferred revenue.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

n)	Income taxes

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

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the three months ended March 31, 2022 and 2021 were insignificant.

q)	Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the three months ended March 31, 2022 and 2021 were insignificant.

r)	Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the three months ended March 31, 2022 and 2021 were insignificant.

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

Quarter ended	March 31, 2022	March 31, 2021
RMB : USD exchange rate	6.3468	6.5152
average period ended
HKD : USD exchange rate	7.800	7.800
average period ended
PESO : USD exchange rate	50.4854	47.7064
average period ended

Quarter ended	March 31, 2022	December 31, 2021
RMB : USD exchange rate	6.3248	6.5864
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	50.4854	47.7064

t)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounts receivable

Accounts receivable consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	US$	US$
	(unaudited)
Accounts receivable	1,500,203	858,617

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.	Other receivables and prepayments

Other receivables and prepayments consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	US$	US$
	(unaudited)
Deposits and prepaid expense	317,458	220,946
Others	44,561	93,704
	362,019	314,650

5.	Inventories

Inventories as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
	US$	US$
	(unaudited)
Finished goods	312,240	389,259

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Plant and equipment, net

Plant and equipment consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	US$	US$
	(unaudited)
Leasehold improvements	82,117	81,274
Office furniture and equipment	289,345	285,653
Computer equipment	380,926	364,740
Computer software	283,072	279,985
Motor Vehicle	184,662	140,102
Building	65,443	65,443
Total	1,285,565	1,217,197
Less: accumulated depreciation	(727,471)	(669,267)
Plant and equipment, net	558,094	547,930

Depreciation expense for the three months period ended March 31, 2022 and 2021 amounted to $54,439 and $33,663, respectively. For the three months period ended March 31, 2022 and 2021, no interest expense was capitalized into plant and equipment.

7.	Goodwill

Goodwill consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	US$	US$
	(unaudited)
Goodwill arising from acquisition of TSI	206,812	206,812

8.	Leases

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

	March 31, 2022	December 31, 2021
	US$	US$
	(unaudited)
Operating lease right-of-use assets, net	487,215	437,822

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of operating lease liabilities are as follows:

	March 31, 2022	December 31, 2021
	US$	US$
	(unaudited)
Lease liabilities, current	310,240	258,647
Lease liabilities, non-current	189,030	152,533
Present value of lease liabilities	499,270	411,180

Total operating lease cost for the three months period ended March 31, 2022 and 2021 amounted to $50,813 and 89,368, respectively. Weighted-average remaining lease term is 1.36 years, and weighted-average discount rate is 3%.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2021:

	March 31, 2022	December 31, 2021
	US$	US$
	(unaudited)
Year one	320,440	266,924
Year two	190,842	152,183
Year three	-	2,483
Year four	-	-
Thereafter	-	-
Total undiscounted cash flows	511,282	421,590
Less: Imputed interest	(12,012)	(10,410)
Present value of lease liabilities	499,270	411,180

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Bank loan

Bank loan and accruals consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	US$	US$
	(unaudited)
Long term bank loan	101,053	76,478
Less: Current portion of long term bank loan	(90,157)	(39,143)
	10,896	37,335

Current portion of long term bank loan	90,157	39,143

As of March 31, 2022 and December 31, 2021, the above bank loan secured by property and equipment with net carrying amount of $ 47,221 and $38,959 respectively.

10.	Other payables and accrued liabilities

Other payables and accruals consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	US$	US$
	(unaudited)
Accrual	686,356	878,532
Income taxes payable	85,230	86,856
	771,586	965,388

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Deferred income

Deferred income consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	US$	US$
	(unaudited)
Service fees received in advance	847,582	236,612

12.	Statutory reserves

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	March 31, 2022	December 31, 2021
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	1,497,867	1,369,968
Cucumbuy.com Limited (ii)	19,566	2,564
SmartMyWays Co., Limited (iii)	93,346	61,539
Retail Intelligent Unit Limited (iv)	51,026	24,615
AppMyWays Co., Limited (v)	79,583	159,643
TAP Technology (HK) Limited (vi)	4,472	24,159
	1,745,860	1,642,488

Due to related parties
Mr. Johan Pehrson (vii)	-	2,500

Related party transactions:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	US$	US$
	(unaudited)	(unaudited)
Service income received from
Value Exchange International Limited (i)	211,468	-
AppMyWays Co., Limited (v)	31,748	24,910

Subcontracting fees paid to
Value Exchange International Limited (i)	(67,925)	-
Cucumbuy.com Limited (ii)	(3,846)	-
TAP Technology (HK) Limited (vi)	(27,523)	-
Value E Consultant International (M) Sdn. Bhd (viii)	-	(16,747)

Management fees received from
Value Exchange International Limited (i)	15,927	20,127
Cucumbuy.com Limited (ii)	7,692	7,692
SmartMyWays Co., Limited (iii)	7,692	7,692
Retail Intelligent Unit Limited (iv)	3,077	3,077
TAP Technology (HK) Limited (vi)	7,692	7,692

(i)	Mr. Kenneth Tan and Ms. Bella Tsang, directors of the Company, are shareholders and a directors of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Cucumbuy.com Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(iii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of SmartMyWays Co., Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of SmartMyWays Co., Limited. The balance is unsecured, interest free and repayable on demand.
(iv)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Retail Intelligent Unit Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of Retail Intelligent Unit Limited. The balance is unsecured, interest free and repayable on demand.
(v)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of AppMyWays Co., Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(vi)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of TAP Technology (HK) Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(vii)	Mr. Johan Pehrson is a director of the Company. The balance is unsecured, interest free and repayable on demand.
(viii)	Ms. Bella Tsang, a director of the Company, is a shareholder of Value E Consultant International (M) Sdn. Bhd, a company incorporated in Malaysia. The balance is unsecured, interest free and repayable on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of business development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us and effects as well as our ability to fund, and integrate and grow acquired business lines. Business operations and financial condition may be materially and adversely affected by any slowdown in regional and national economic growth, weakened liquidity and financial condition of customers or other factors that Company cannot foresee. Coronavirus COVID 19 continues to be a threat to business and financial operations’ condition and performance. Further, the Company being identified by the Securities and Exchange Commission or “SEC” in April 2022 as a Commission Identified Issuer under the Holding Foreign Companies Accountable Act or “HFCAA” may have an adverse impact on the public market for Company Common Stock and hinder ability of Company to raise working capital from investors or lenders. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the U.S. Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and any amendments to that Form 10-K.

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

Current Business Focus.

We are a provider of customer-centric solutions for the retail industry in China, Hong Kong SAR and Philippines. Due to impact of Coronavirus/COVID-19 pandemic and lack of adequate funding, our strategic plan to expand our business into Southeast Asia made no progress.

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

We believe that the IT Business often presents opportunities to expand a provider’s market reach or customer base by acquisitions of existing businesses or operating assets. The Company’s business strategy includes reviewing possible acquisitions of existing businesses or operating assets in existing or adjacent markets and to do so when and if such an acquisition appears to be compatible and an enhancement of our core business lines and can be consummated with available cash and other resources. Our ability to pursue and consummate acquisitions may be limited, and has been limited, by available cash and other resources and the perceived cost and burdens of acquiring and integrating the target business or new operating assets into our operations. The availability of funding and cash flow are the most significant limitations on our ability to expand through acquisitions of businesses and assets – both in terms of money on hand and ability to finance acquisitions. We have not expanded into any new markets by acquisition or otherwise during the fiscal quarter ended March 31, 2022.

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

Smart Baggage Tag. Through a cooperative effort with another company, Company has the ability to market a smart baggage tag that allows consumers to track the location of their baggage through a smart phone or device using the smart baggage tag and related application. Efforts to promote the smart baggage tag were suspended due to impact of COVID-19 pandemic on air travel.

The prospects of the Smart Tag business as of the date of this Form 10-Q report are uncertain. The Company will have to determine if an expanded or sustained marketing effort for the Smart Tag is possible based on available resources and business priorities. The IT Business remains the focus of our business and funding.

Industry Trends and Economic Conditions.

As used in this section, “IT Business” refers to the information, computer, software and technology services and product industry in which we participate. The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry. A general trend affecting our IT Business is the trend of increasing competition for skilled labor. With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets. We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong, Philippines and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profitable operations in the IT Business may fail. We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2021 or 2022 to date.

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

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing. We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2021 or fiscal year 2022 to date, but we perceive that the expansion of cloud computing coupled with IT services and products could allow foreign companies to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core markets as well as in the Philippines. We may find it more difficult to compete for IT Business in Hong Kong and China, and perhaps the Philippines, if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems. The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets as well as the Philippines.

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

In order for us to attain sustained success in the near term, we must continue to maintain and grow our customer base, provide high-quality service and satisfy our existing clients, and take advantage of cross-selling opportunities between the IT Business and IP Business. In the current economic environment, we must provide our customers with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced more demand for our IT Business products and services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins in fiscal year 2022 or over the longer term.

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

Covid 19 pandemic may make funding of new and existing business or operations from third party sources more difficult due to increased demand from businesses that may be restoring suspended operations or experiencing increased demand as consumer demand rebounds in their markets, or the general economic uncertainty and increased risks of funding or financing created by surges in new variants of the Covid 19 pandemic’s virus.

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

Financial Performance Highlights

The following are some financial highlights for the first quarter of 2022:

•	Net revenue: Our net revenues were $2,591,184 for the three months ended March 31, 2022, as compared to $2,203,772 for the same period in 2021, an increase of $387,412 or 17.6%.

•	Gross profit: Gross profit for the three months ended March 31, 2022 was $340,124 or 13.1% of net revenues, as compared to $737,540 or 33.5% of net revenues for the same period in 2021, a decrease of $397,416 or 53.9%.

•	(Loss) profit from operations: Our loss from operations totaled $109,543 for the three months ended March 31, 2022, as compared to profit from operations totaled $305,381 for the same period in 2021, a change of $414,924.

•	Net (loss) income: We had a net income of $42,229 for the three months ended March 31, 2022, compared to $376,611 for the same period in 2021, a change of $418,840 or 111.2%.

•	Basic and diluted net income per share was $0.00 for the three months ended March 31, 2022.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2022 and 2021

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three months ended March 31,		Change
	2022	2021
	US$	US$	US$	%

NET REVENUES
Service income	2,591,184	2,203,772	387,412	17.6%
COST OF SERVICES
Cost of service income	(2,251,060)	(1,466,232)	(784,828)	53.5%
GROSS PROFIT	340,124	737,540	(397,416)	(53.9%)
Operating expenses:
General and administrative expenses	(293,955)	(434,878)	140,923	(32.4%)
Foreign exchange gain (loss)	(155,712)	2,719	(158,431)	(5826.8%)
(LOSS) INCOME FROM OPERATIONS	(109,543)	305,381	(414,924)	(135.9%)
OTHER INCOME (EXPENSES)	69,502	75,127	(5,625)	(7.5%)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(40,041)	380,508	(420,549)	(110.5%)
INCOME TAXES EXPENSES	(2,188)	(3,897)	1,709	(43.9%)
NET (LOSS) INCOME	(42,229)	376,611	(418,840)	(111.2%)

Net revenues. Net revenues were $2,591,184 for the three months ended March 31, 2022, as compared to $2,203,772 for the same period in 2021, an increase of $387,412 or 17.6%. The increase was primarily attributable to the increase in our revenue from i) systems development and integration with revenue decreasing from $34,077 for the three months ended March 31, 2021 to $88,029 for the three months ended March 31, 2022; ii) systems maintenance with revenue increasing from $1,608,466 for the three months ended March 31, 2021 to $1,921,189 for the three months ended March 31, 2022; and iii) sales of hardware and consumables with revenue increasing from $561,229 for the three months ended March 31, 2021 to $581,966 for the three months ended March 31, 2022.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $2,251,060 or 86.9% of net revenues, for the three months ended March 31, 2022, as compared to $1,466,232 or 66.5% of net revenues, for the same period in 2021, an increase of $784,828 or 53.5%. The increase in cost of services was mainly attributable to the increase in our cost of technical staff and contracting fees to suppliers.

Gross profit. Gross profit for the three months ended March 31, 2022 was $340,124 or 13.1% of net revenues, as compared to $737,540 or 33.5% of net revenues, for the same period in 2021, a decrease of $397,416 or 53.9%. The decrease of gross profit was largely due to the increase in cost of services, offset by the increase in net revenues compare to the same period of 2021.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased to $293,955 or 11.3% of net revenues, for the three months ended March 31, 2022, as compared to $434,878 or 19.7% of net revenues, for the same period in 2021, a decrease of $140,923 or 32.4%. The primary reason for the decrease was attributable to a decrease in consultancy and professional fee.

(Loss) profit from operations. As a result of the above, our loss from operations totaled $109,543 for the three months ended March 31, 2022, as compared to profit from operations totaled $305,381 for the same period in 2021, a change of $414,924.

Income taxes expenses. Income taxes expenses totaled $2,188 or 0.1% of net revenues for the three months ended March 31, 2022, as compared to $3,897 or 0.2% for the same period in 2021, an decrease of $1,709 or 43.9%. The change was primarily attributable to the movement in profit tax paid for the three months ended March 31, 2022.

Net (loss) income. As a result of the foregoing, we had a net loss of $42,229 for the three months ended March 31, 2022, compared to net income of $376,611 for the same period in 2021, a change of $418,840, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $224,550. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Three Months Ended
	March 31,
	2022	2021
	US$	US$
Net cash provided by (used in) operating activities	14,893	(180,716)
Net cash used in investing activities	(59,938)	(2,751)
Net cash used in financing activities	(26,252)	(80,312)
Effect of exchange rate changes on cash and cash equivalents	6,449	(6,025)
Net decrease in cash and cash equivalents	(64,848)	(269,804)
Cash and cash equivalents at the beginning of period	289,398	523,337
Cash and cash equivalents at the end of period	224,550	253,533

Operating Activities

Net cash used in operating activities was $14,893 for the three months ended March 31, 2022, which was a change of $195,609 from net cash provided by operating activities $180,716 for the same period of 2021. The change in net cash used in operating activities was mainly attributable to the following:

1)	A change of Accounts receivable, and Accounts payable increased our operating cash balances by $44,169 and $680,181 respectively; offset by

2)	Net loss of $42,229 for the three months ended March 31, 2022, compared to net income of $376,611 for the same period in 2021; and

3)	A change of Amounts due from related parties, and Other payables and accrued liabilities decreased our operating cash balances by $192,251 and $42,102.

Investing Activities

Net cash used in investing activities was $59,938 for the three months ended March 31, 2022, which was an increase of $57,187 or 2078.8% from $2,751 in the same period in 2021. The increase in net cash used in investing activities was attributable to cash used in the purchase of plant and equipment by $60,139; offset by interest received by $201, during the three months ended March 31, 2022.

Financing Activities

Net cash used in financing activities was $26,252 for the three months ended March 31, 2022, which was an increase of $54,060 or 67.3% from $80,312 in the same period in 2021. The increase in net cash used in financing activities was attributable to the proceeds from bank loan by $35,349; offset by Principal payments on operating leases by $50,813, and Repayment of bank loan by $10,788, during the three months ended March 31, 2022.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2022:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2022 and 2021.

		Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
		US$	US$
		(unaudited)	(unaudited)
NET REVENUES
Service income
-	systems development and integration	88,029	34,077
-	systems maintenance	1,921,189	1,608,466
-	sales of hardware and consumables	581,966	561,229
		2,591,184	2,203,772

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

Quarter ended	March 31, 2022	March 31, 2021
RMB : USD exchange rate	6.3468	6.5152
average period ended
HKD : USD exchange rate	7.800	7.800
average period ended
PESO : USD exchange rate	50.4854	47.7064
average period ended

Quarter ended	March 31, 2022	December 31, 2021
RMB : USD exchange rate	6.3248	6.5864
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	50.4854	47.7064

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures.

The Company's management, under the direction of Tan Seng Wee (Kenneth Tan), the Company’s Chief Executive Officer and Au Cheuk Lun (Channing Au), the Company’s Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in Company’s reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and is accumulated and communicated to management, including Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

We have not experienced any material impact to our internal control over financial reporting during the quarter ended March 31, 2022, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company monitors the impact of Coronavirus/COVID 19 pandemic on operations in order to determine any adjustments of internal controls and financial reporting. After the filing of its Annual Report on Form 10-K for fiscal year ended December 31, 2021, in April 2022, the Company was provisionally identified by the SEC as a Commission Identified Issuer under the HFCAA. The Company will also evaluate the impact of being a Commission Identified Issuer by the SEC under the HFCAA in respect of internal controls and financial reporting.

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

Item 1A. Risk Factors

After filing its Annual Report on Form 10-K for fiscal year ended on December 31, 2021, on April 15, 2022, the Company was provisionally identified as a Commission Identified Issuer by the SEC under the Holding Foreign Companies Accountable Act (“HFCAA”) due to its public auditor for fiscal year ended December 31, 2021, Zhen Hui CPA, being identified by the Public Company Accounting Oversight Board or “PCAOB” as a public auditor located in a foreign jurisdiction and who cannot be investigated and audited completely by PCAOB due to influence of a foreign authority. Such a public auditor being referred to as a “Listed Auditor” for purposes of this Item 1A. Zhen Hui CPA is located in Hong Kong SAR. If the Company has a public auditor who is a Listed Auditor for three consecutive annual fiscal audit reports, commencing with fiscal year ended December 31, 2021, then the Company’s Common Stock would be subject to an SEC ban on trading of its Common Stock in the U.S. in early 2024. As of now, the SEC is only complying a list of Commission Identified Issuers under HFCAA. Under the HFCAA, a trading ban by the SEC would not occur until early 2024 for a public company that used a Listed Auditor for three consecutive fiscal years starting in 2021 (for a December 31st fiscal year end company).

On June 22, 2021, the U.S. Senate passed a bill known as the Accelerating Holding Foreign Companies Accountable Act, to amend Section 104(i) of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7214(i)) (“Proposed Law”) to prohibit securities of any registrant from being listed on any of the U.S. securities exchanges or traded over-the-counter if the auditor of the registrant’s financial statements is not subject to PCAOB inspection for two consecutive years, instead of three consecutive years as currently provided in the HFCAA. On February 4, 2022, the U.S. House of Representatives passed the America Competes Act of 2022 which includes the exact same amendments as the bill passed by the Senate. The America Competes Act, however, includes a broader range of legislation not related to the HFCAA in response to the U.S. Innovation and Competition Act passed by the Senate in 2021. The U.S. House of Representatives and U.S. Senate will need to agree on amendments to these respective bills to align the legislation and pass their amended bills before the U.S. President can sign into law. It is unclear when the U.S. Senate and U.S. House of Representatives will resolve the differences in the U.S. Innovation and Competition Act and the America Competes Act of 2022 bills currently passed, or when the U.S. President will sign the bill to make the amendment into law, if at all. In the case that the bill becomes the law, it will reduce the time period before shares could be prohibited from trading in the U.S. Company is not certain as of the date of this report of when and if the Proposed Law will become law and applicable to public companies like our company.

Company is actively exploring possible solutions to avoid a U.S. trading ban in 2024 of its Common Stock. The Company will continue to seek to comply with applicable laws and regulations in both Hong Kong SAR/China and the United States, and strive to maintain its listing status on the OTC QB Venture Market.

Being listed as a Commission Identified Issuer may adversely affect investor confidence in our Common Stock as an investment or raise concerns about the audit process for our company. This lack or loss of confidence could not only cause investors to avoid trading our Common Stock or sell positions in our Common Stock, but could also undermine efforts of the Company to secure equity or debt financing, hinder any efforts to up-list the Common Stock to a national securities exchange, adversely influence the decision of third parties to conduct business with our company, or have other adverse business or financial consequences.

The Company is not a foreign issuer under SEC rules and subject to special disclosures under the HFCAA and related SEC rules.

Other risk factors for our company are set forth in our Annual Report on Form 10-K for the fiscal year end December 31, 2021 (“2021 Form 10-K) and other filings with the Commission. The risks described in Part I, Item 1A, "Risk Factors" in our 2021 Form 10-K could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. The “Risk Factors” section of the 2021 Form 10-K, as amended, remains current in all material respects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors. Zhen Hui, CPA in Hong Kong SAR, our public auditor for the audit report for our financial statements for fiscal year ended December 31, 2021, has been identified by the Public Company Accounting Oversight Board or “PCAOB” as being a public accounting firm located in a foreign jurisdiction and that the PCAOB cannot investigate or audit completely due to influence of a foreign authority (referred to as a “Listed Auditor”). Under the Holding Foreign Companies Accountable Act or “HFCAA”, and after filing its Annual Report on Form 10-K for fiscal year ended December 31, 2021, in April 2022, Company was provisionally identified by the SEC as a Commission Identified Issuer under HFCAA due to having a Listed Auditor for its 2021 fiscal year audit. Under the HFCAA, a public company that is a Commission Identified Issuer and for three consecutive annual fiscal periods has a Listed Auditor as the public auditor for its financial statements, commencing with fiscal year end 2021 for a public company with a December 31 fiscal year end, would be subject to an SEC trading ban on its securities in the U.S., including quotation on the over the counter markets, in early 2024.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Securities Purchase Agreement, dated April 5, 2021, by Value Exchange International, Inc. and GigWorld, Inc. (1)
10.2	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (2)
10.3	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (3)
10.4	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (4)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with the Commission on April 13, 2021.
(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(3)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(4)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

May 16, 2022	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director (Principal Executive Officer)

May 16, 2022	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

