Form 10-K/A
period 2021-12-31
Value Exchange International, Inc.
filed 2022-05-17
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment Number One

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

Unit 602, 6 Floor, Block B

Shatin Industrial Centre, 5-7 Yuen Shun Circuit

Shatin,N.T., Hong Kong SAR

(Address of Principal Executive Offices; Zip Code)

(852) 2950 4288

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Exchange on which registered
NONE	----	----

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.00001 par value

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

Auditor PCAOB ID: 957	Auditor Name: Zhen Hui Certified Public Accountants	Auditor Location: Hong Kong

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note:

This Annual Report on Form 10-K/A Amendment Number One (“Amendment”) is filed by Value Exchange International, Inc., a Nevada corporation, (“Company”) to: (1) amend Item 1A. Risk Factors of the Annual Report on Form 10-K filed by the Company with the U.S. Securities and Exchange Commission or “SEC” on April 15, 2022 (“Form 10-K”) in order to disclose additional risk factors pertaining to the Company and its Common Stock, $0.00001 par value, (“Common Stock”) as a result of the Holding Foreign Companies Accountable Act or “HFCAA” and related regulations adopted by the U.S. Securities and Exchange Commission or “SEC” under or in furtherance of the HFCAA; (2) to correct a typographical error in the first paragraph of Item 9C of the Form 10-K, which correction is to insert the missing word “not” in the last sentence of the first paragraph of Item 9C of the Form 10-K and delete an errant, orphaned clause at the end of the last sentence of first paragraph of Item 9C; and (3) add disclosure about delinquent filers under pursuant to Item 405 of Regulation S-K on cover page of Form 10-K. The Risk Factors stated in this Amendment describe certain related risks that may affect companies based in or subject to laws and regulations of People’s Republic of China (“China”) or Hong Kong SAR.

The Company is based in Hong Kong SAR and is a U.S. holding corporation of operating subsidiaries located outside the U.S. The Company is not structured to be a primary beneficiary of a variable interest entity or “VIE”, which is a complex structure designed to avoid Chinese restrictions on foreign investments in certain industries.

Note: Unless the context requires otherwise, all references to “we,” “our,” and “us” the Company and its consolidated subsidiaries. References to “China,” and “Chinese” refers to People’s Republic of China or “PRC.” References to “Chinese government” refers to PRC government and “Chinese laws” refers to PRC laws. Hong Kong SAR is a special administrative region of PRC. “Exchange Act” means the Securities Exchange Act of 1934, as amended. “SEC” refers to the U.S. Securities and Exchange Commission.

Except as otherwise expressly noted, this Amendment does not modify or update in any way (1) the consolidated financial position, the results of operations or cash flows of the Company, or (2) the Form 10-K; nor does it reflect events occurring after the filing of the Form 10-K, except as expressly stated below. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and any subsequent filings with the SEC.

Special Note Regarding Forward Looking Statements

As used below, “you” refers to any person reading our Form 10-K, as amended, which contains forward-looking statements that are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “hopes,” “could,” “estimates,” “expects,” “intends,” “may,” “hopes,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions and variants thereof that are intended to identify forward-looking statements. Forward-looking statements reflect Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our expectations regarding growth in the information technologies industries in China, Hong Kong SAR and Philippines or any other markets in which Company participates;
•	our expectation regarding increasing demand for our products and services in China, Hong Kong SAR, Philippines and any new markets;
•	any belief that we will be able to effectively compete with our competitors and increase our market share in the face of possible technological advances or superior resources and market share of competitors, or aggressive pricing by our competitors;
•	our expectations with respect to increased revenue growth and our ability to achieve and sustain profitability resulting from any increases in our productivity;
•	our ability to fund operations and business and product growth and the availability of sufficient, affordable funding when required;
•	whether we can expand or operate successfully in a market outside of our traditional market of China and Hong Kong SAR;
•	our ability to determine appropriate new products or services and then expand and fund our offerings of products and services to new geographical markets and operate profitably in such new markets;
•	the success and cost of new product or service initiatives in existing or new markets;

•	the disruption or failure of our or those of our customers’ computer systems, networks, information systems or technologies that we install, service or maintain as a result of computer hacking, computer viruses, malware, “cyber-attacks,” misappropriation of data, outages, natural disasters and other material events;
•	Impact of changing laws and regulations in U.S. and China on our business and financial condition;
•	continuation of key strategic relationships, which can be essential for a small reporting company like us; and
•	our future business development, results of operations and financial condition.

Also, forward-looking statements represent our estimates and assumptions only as of the date of the Form 10-K, as amended. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Item 1A: Risk Factors.

Risks Relating to our Common Stock

Background: On December 18, 2020, the Holding Foreign Companies Accountable Act ("HFCAA") (Public Law No. 116-222, 134 Stat. 1063 (Dec. 18, 2020)) became law. Among other things, the HFCAA requires the SEC to identify public companies that have retained a registered public accounting firm to issue an audit report where that firm has a branch or office that: (1) is located in a foreign jurisdiction, and (2) the Public Company Accounting Oversight Board (“PCAOB”) has determined that it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction. PCAOB has identified several public accounting firms in China and Hong Kong SAR that PCAOB cannot inspect or investigate completely because of a position taken by that foreign government. The PCAOB has oversight authority over public accounting firms that audit financial results of companies subject to the Exchange Act. The PCAOB publishes a list of those public accounting firms located outside the U.S. and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction (each a “Listed Auditor”). Our auditor, Zhen Hui CPA, (“our Auditor”) for our 2021 fiscal year audit and currently our public auditor is a Listed Auditor. Our Auditor is located in Hong Kong SAR.

The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection for the PCAOB for three consecutive years beginning in 2021, being a Listed Auditor, the SEC shall prohibit our shares from being traded on a national securities exchange or in the over-the counter trading market in the U.S. Accordingly, under the current law this could happen in 2024. On December 2, 2021, the SEC adopted final amendments to its rules implementing the HFCAA (the “Final Amendments”). The Final Amendments include requirements to disclose information, including the auditor name and location, the percentage of shares of the issuer owned by governmental entities, whether governmental entities in the applicable foreign jurisdiction with respect to the auditor has a controlling financial interest with respect to the issuer, the name of each official of the Chinese Communist Party who is a member of the board of the issuer, and whether the articles of incorporation of the issuer contains any charter of the Chinese Communist Party, including the text of any such charter. See Item 9C of the Form 10-K (as revised by Item 9C below) for our disclosures under the HFCAA and Final Amendments.

The SEC publishes a list of Exchange Act reporting companies that retained a Listed Auditor that has issued an audit report for a fiscal year (each company listed is a “Commission Identified Issuer” for purposes of HFCAA). If a Commission Identified Issuer has a Listed Auditor issue audit reports for three consecutive fiscal years, being 2021, 2022 and 2023 for companies with a December fiscal year end, then the SEC will impose an initial trading ban on the publicly traded securities of the Commission Identified Issuer in early 2024, which trading ban can be lifted if Commission Identified Issuer retains a public auditor that is not a Listed Auditor and that public auditor issues an audit report for a fiscal year for the Commission Identified Issuer. The SEC’s role at this stage of the process is solely to identify issuers that have used Listed Auditors to audit their financial statements.

Our Auditor is the independent registered public accounting firm that issues the audit report included elsewhere in our Form 10-K and conducts the audit of our annual financial results. As an auditor of a company that has its stock traded publicly in the United States, our Auditor is registered with and supervised by the PCAOB and is subject to laws in the United States. Under those laws, the PCAOB conducts regular inspections or audits to assess public accounting firms acting as auditors, including our Auditor, compliance with the applicable PCAOB rules and professional standards. Since our Auditor is located in Hong Kong SAR, a jurisdiction where the PCAOB has been unable to conduct audits and inspections completely without the approval of the Hong Kong SAR authorities, our Auditor is not currently audited or inspected completely by the PCAOB and is consequently a Listed Auditor.

On December 16, 2021, the PCAOB issued the HFCAA Determination Report, according to which our Auditor is subject to the determinations that the PCAOB is unable to inspect or investigate completely the Auditor due to a foreign authority and is located in a foreign jurisdiction (referred to as a “Listed Auditor”). Since our Auditor has been identified by the PCAOB as a Listed Auditor, the Company has been provisionally identified as a Commission Identified Issuer as of March 2022 and the Company anticipates that it will be identified conclusively as a Commission Identified Issuer by the SEC after May 12, 2022. While the Company intends to engage a public auditor that is not a Listed Auditor prior to the 2023 fiscal year annual audit, if there is no change in current status of our Auditor or changes in applicable laws, our Auditor is currently our public auditor and is a Listed Auditor. The inability of the PCAOB to audit and investigate completely our Auditor deprives the investors with the benefits of that audit and investigation.

The inability of the PCAOB to conduct unfettered inspections of public accounting firms in China and Hong Kong SAR, including our Auditor, prevents the PCAOB from fully evaluating audits and quality control procedures of our Auditor. This lack of full audit and inspection effectively deprives investors in our Common Stock of the benefits of PCAOB oversight and inspections. The inability of the PCAOB to conduct inspections of auditors in China and Hong Kong SAR makes it more difficult to evaluate the effectiveness of our Auditor’s audit procedures or quality control procedures as compared to auditors outside of China and Hong Kong SAR that are subject to complete audit and investigation by the PCAOB. This limitation on PCAOB audit and inspection could cause investors and potential investors in our Common Stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements. This lack or loss of confidence could also not only cause investors to avoid trading our Common Stock or sell positions in our Common Stock, but could also undermine efforts of the Company to secure equity or debt financing, hinder any efforts to up-list the Common Stock to a national securities exchange, adversely influence the decision of third parties to conduct business with our company, or have other adverse business or financial consequences.

Under the current version of HFCAA, an SEC ban on trading shares of Common Stock in the U.S. could take place in early 2024 if we have a Listed Auditor (a public auditor that cannot be completely audited and investigated by the PCAOB for three consecutive fiscal years (being 2021, 2022 and 2023)). If this happens, there is no certainty that we will be able to list or otherwise trade our shares on a non-U.S. exchange or that a market for our shares of Common Stock will develop outside of the U.S. The ban on trading of our shares in, or the threat of their being banned from trading in, the U.S. may materially and adversely affect the value of our Shareholders’ investment.

If the Company is subject to a trading ban in the United States, it may be unable to list its Common Stock on a non-U.S. public stock market, or even if listed on a non-U.S. public stock market, that the Common Stock would enjoy any liquidity or investor support. The Company’s Common Stock is only quoted and traded on the QB Venture Market. The Company is a “penny stock” under SEC rules and has no primary market maker or extensive institutional investor support for its Common Stock in the QB Venture Market. As such, the Common Stock may be difficult to establish or be unable to be established on a foreign public stock market or quotation system. The absence of a public market for the Common Stock could render the shares of Common Stock an illiquid, potentially worthless investment.

The HFCAA or other efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, like our company, and the market price of the shares could be adversely affected. Additionally, whether the PCAOB will be able to conduct inspections of our Auditor before the issuance of our financial statements to be included in our Form 10-K for the year ending December 31, 2023, which is due by March 31, 2024, or at all, is subject to substantial uncertainty and depends on factors out of our control and our Auditor’s control. If our Auditor is unable to be inspected in time, and we do not engage a public auditor who is not a Listed Auditor prior to the 2023 annual audit, we could be delisted from the QB Venture Market in 2024 and not eligible for trading on other tiers of the over the counter markets. A ban on trading of our Common Stock would substantially impair your ability to sell or purchase our shares when you wish to do so, and the risk and uncertainty associated with the ban would have a negative impact on the price of our shares of Common Stock. The ban on trading would also significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects. If our shares are prohibited from trading in the U.S., there is no certainty that we will be able to list on a non-U.S. exchange or that a market for our shares will develop outside of the U.S.

While the Company intends to engage an auditor who is audited and investigated completely by the PCAOB in prior to fiscal year 2023, the Company has not engaged such an auditor as of the date of this Amendment. The Company, as a smaller reporting company, may experience delays or difficulties in engaging a public auditor who can be audited and investigated completely by the PCAOB and also audit our operations, which operations are located in China, Hong Kong SAR and Manila, Philippines. We are investigating our options in respect of locating a suitable auditor in order to avoid suffering an SEC ban on trading of the shares of the Common Stock in 2024.

Efforts to increase U.S. Regulatory access to information about companies in China or Hong Kong SAR in order to enhance transparency for investors in U.S. corporations traded on U.S. stock markets but with substantial operations in China or Hong Kong SAR, like the Company, and Chinese opposition and reaction to those U.S. efforts could foster additional measures to restrict access to U.S. capital markets by such corporations or expedite delisting of securities of such corporations from U.S. stock markets and quotation systems. The potential enactment of the Accelerating Holding Foreign Companies Accountable Act, if it is enacted into law in the U.S., would decrease the number of non-inspection years from three to two years under HFCAA, thus reducing the time period before our shares of Common Stock may be banned from being traded in the U.S. If this bill were enacted as proposed, and we have a Listed Auditor for fiscal years 2021 and 2022, our shares may be banned from trading in the U.S. in early 2023, not early 2024.

On June 22, 2021, the U.S. Senate passed a bill known as the Accelerating Holding Foreign Companies Accountable Act, to amend Section 104(i) of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7214(i)) (“Proposed Law”) to prohibit securities of any registrant from being listed on any of the U.S. securities exchanges or traded over-the-counter if the auditor of the registrant’s financial statements is not subject to PCAOB investigation and inspection completely for two consecutive years, instead of three consecutive years as currently provided in the HFCAA.

On February 4, 2022, the U.S. House of Representatives passed the America Competes Act of 2022 which includes the same amendments as the bill passed by the Senate. The America Competes Act, however, includes a broader range of legislation not related to the HFCAA in response to the U.S. Innovation and Competition Act passed by the Senate in 2021. The U.S. House of Representatives and U.S. Senate will need to agree on amendments to these respective bills to align the legislation and pass their amended bills before the President can sign into law. It is unclear when the U.S. Senate and U.S. House of Representatives will resolve the differences in the U.S. Innovation and Competition Act and the America Competes Act of 2022 bills currently passed, or when the U.S. President will sign the bill to make the amendment into law, if at all. In the case that the bill becomes the law, it may reduce the time period before our shares could be prohibited from trading in the U.S. from 2024 to 2023. Company is not certain as of the date of this Amendment of when and if the Proposed Law will become law and applicable to public companies like our company.

If the Company becomes directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese/Hong Kong SAR companies, we may have to expend significant resources to investigate and resolve the matters. Any unfavorable results from the investigations could harm our business operations and our reputation.

In 2021 and onwards, U.S. public companies with operations based in China have been subjects of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC and certain members of Congress. Much of the scrutiny, criticism and negative publicity has centered on alleged financial and accounting irregularities, lack of effective internal control over financial reporting, inadequate corporate governance and ineffective implementation thereof and, in many cases, allegations of fraud. As a result of enhanced scrutiny, criticism and negative publicity, the publicly traded stocks of many U.S.-listed Chinese companies have decreased in value and, in some cases, have become virtually worthless or illiquid. Shareholder lawsuits and SEC investigations and enforcement actions can be fostered by intense, negative public focus on Chinese or Hong Kong SAR based companies. The Company does not believe that it is subject to any of these allegations, investigations or enforcement actions as of the date of this Form 10-K or Amendment. If the Company becomes a subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, the Company will have to expend significant resources to investigate such allegations and defend the Company. If such allegations were not proven to be baseless, the Company would be severely hampered and the price of the stock of the Company could decline substantially. If such allegations were proven to be groundless, the investigation might have significantly distracted the attention of the Company’s management. The mere commencement of an investigation by a regulator, like the SEC, even without evidence of any misconduct or violation of laws, can undermine investor confidence in the Company as an investment and do so even if the investigation finds no misconduct or violations of laws or regulations. Regulator investigations can take months or longer to resolve and can require considerable resources of a company to adequately respond to such. investigations.

The recent government regulation of business activities of U.S.-listed Chinese companies may negatively impact our operations. Chinese regulatory authorities issued Opinions on Strictly Cracking Down on Illegal Securities Activities, which were available to the public on July 6, 2021, which further emphasized their goal to strengthen the cross-border regulatory collaboration, to improve relevant laws and regulations on data security, cross-border data transmission, and confidential information management, and provided that efforts will be made to revise the regulations on strengthening the confidentiality and file management relating to the offering and listing of securities overseas, to implement the responsibility on information security of overseas listed companies, and to strengthen the standardized management of cross-border information provision mechanisms and procedures. These opinions are issued in mid-2021, and there were no known further explanations or detailed rules or regulations with respect to such opinions, and there are still uncertainties regarding the interpretation and implementation of these opinions. China intends to improve regulation of cross-border data flows and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading. China will also check sources of funding for securities investment and control leverage ratios. If the Chinese government’s regulatory involvement expands and we become subject to that expanded involvement, our operations may be negatively impacted, although, as of the date of this Form 10-K and Amendment, there is no known regulatory involvement of the nature described in this paragraph and there is no discernible immediate impact on our company under the recent regulatory developments described in this paragraph.

We face various risks and uncertainties relating to doing business in China and Hong Kong SAR. Our business operations are primarily conducted in China and Hong Kong SAR, and we are subject to complex and evolving Chinese and Hong Kong SAR laws and regulations. For example, we face risks associated with regulatory approvals on offshore offerings, anti-monopoly regulatory actions, and oversight on cybersecurity and data privacy, as well as the lack of inspection on our Auditor by the PCAOB, which may impact our ability to conduct certain businesses, accept foreign investments, or list and conduct offerings on a United States or other foreign exchange. These risks could result in a material adverse change in our operations and the value of our shares of Common Stock, significantly limit or completely hinder our ability to continue to offer securities to investors, or cause the value of our Common Stock to decline.

(Revised) Item 9C: The first paragraph of our disclosure under Item 9C of the Form 10-K is amended to read in its entirety as follows: The public auditor for the Company for this Form 10-K and in respect of audit report for the financial statements included in this Form 10-K has been identified by the Public Company Accounting Oversight Board or “PCAOB” as being a PCAOB registered public accounting located in a foreign jurisdiction and that the PCAOB has determined that it is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. This identification was made in the PCAOB’s “Board Determinations under the Holding Foreign Companies Accountable Act (“HFCAA”) (15 U.S.C. §§7214(i), 7214a) (“PCAOB Report”). The Company believes that it is not a “foreign private issuer” under Rule 3b-4(c) of the Exchange Act.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3. Exhibits. The exhibits listed below are filed as part of this Annual Report on Form 10-K/A Amendment Number One or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1.1	31.1.1 Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.1	31.2.1 Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.1*	32.1 Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*The certifications attached as Exhibit 32.1.1 that accompany this Annual Report on Form 10-K/A Amendment Number One are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Value Exchange International, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K/A Amendment Number One, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUE EXCHANGE INTERNATIONAL, INC.

Dated: May 13, 2022

By: /s/ Tan Seng Wee

Name: Tan Seng Wee (“Kenneth Tan”)

Its: President, Chief Executive Officer

(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A Amendment Number One has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

By: /s/ Tan Seng Wee

Name: Tan Seng Wee (“Kenneth Tan”)

Its: President, Chief Executive Officer and Director

(Principal executive officer)

Date: May 13, 2022

By: /s/ Au Cheuk Lun

Name: Au Cheuk Lun (“Channing Au”)

Its: Chief Financial Officer

(Principal financial and accounting officer)

Date: May 13, 2022

By: /s/ Johan Pehrson

Name: Johan Pehrson

Its: Director

Date: May 13, 2022

By: /s/ Tsang Po Yee

Name Tsang Po Yee (“Bella Tsang”)

Its: Director

Date: May 13, 2022

By: /s/ Lee Yuen Fong

Name: Lee Yuen Fong (“Calinda Lee”)

Its: Director

Date: May 13, 2022

By: /s/ Lum Kan Fai

Name: Lum Kan Fai (“Vincent Lum”)

Its: Director

Date: May 13, 2022

