Form 10-Q
period 2022-06-30
Value Exchange International, Inc.
filed 2022-08-15
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of August 9, 2022, there were 36,156,130 shares of common stock issued and outstanding. The registrant’s common stock is quoted on the OTCQB Venture Market of The OTC Markets Group, Inc. under the trading symbol “VEII.”

1

FORM 10-Q

Value Exchange International, Inc.

2

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	114,348	289,398
Accounts receivable, less allowance for doubtful accounts	1,712,975	858,617
Amounts due from related parties	2,026,141	1,642,488
Other receivables and prepayments	336,143	314,650
Inventories	232,262	389,259
Total current assets	4,421,869	3,494,412

NON-CURRENT ASSETS
Plant and equipment, net	477,094	547,930
Deferred tax assets	40,618	44,038
Goodwill	206,812	206,812
Operating lease right-of-use assets, net	375,601	437,822
Total non-current assets	1,100,125	1,236,602

Total assets	5,521,994	4,731,014

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	837,682	689,535
Other payables and accrued liabilities	847,023	965,388
Deferred income	779,394	236,612
Amounts due to related parties	2,629	2,500
Operating lease liabilities, current	274,462	258,647
Short term bank loan	55,437	39,143
Total current liabilities	2,796,627	2,191,825

NON-CURRENT LIABILITIES
Deferred tax liabilities	2,033	2,205
Long term bank loan	29,090	37,335
Operating lease liabilities, non-current	111,528	152,533
Total non-current liabilities	142,651	192,073

Total liabilities	2,939,278	2,383,898

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 36,156,130 and 36,156,130 shares issued and outstanding, respectively	362	362
Additional paid-in capital	1,340,524	1,340,524
Statutory reserves	11,835	11,835
Retained earnings	1,155,596	867,770
Accumulated other comprehensive losses	(55,621)	8,822
Total shareholders’ equity	2,452,696	2,229,313
Non-controlling interest	130,020	117,803
	2,582,716	2,347,116

Total liabilities and shareholders’ equity	5,521,994	4,731,014

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income	2,589,850	2,389,995	5,181,034	4,593,767

COST OF SERVICES
Cost of service income	(1,903,601)	(1,818,946)	(4,154,661)	(3,285,178)

GROSS PROFIT	686,249	571,049	1,026,373	1,308,589

OPERATING EXPENSES:
General and administrative expenses	(592,633)	(659,896)	(886,588)	(1,094,774)
Foreign exchange loss	179,055	(16,297)	23,343	(13,578)
PROFIT (LOSS) FROM OPERATIONS	272,671	(105,144)	163,128	200,237

OTHER INCOME (EXPENSES):
Interest income	97	226	298	391
Interest expense	(2,687)	-	(2,687)	-
Finance cost	(2,661)	(4,055)	(6,031)	(8,363)
VAT refund	39,453	26,017	62,272	28,230
Management fee income	40,095	54,170	83,137	100,496
Others	908	(19,637)	7,718	11,094
Total other income (expenses), net	75,205	56,721	144,707	131,848

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	347,876	(48,423)	307,835	332,085
INCOME TAXES CREDIT (EXPENSES)	26	(2,464)	(2,162)	(6,361)
NET INCOME (LOSS)	347,902	(50,887)	305,673	325,724

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(73,362)	(99,214)	(64,443)	(104,649)

COMPREHENSIVE INCOME	274,540	(150,101)	241,230	221,075

ATTRIBUTABLE TO:
Equity holders of the Company	285,456	(159,974)	223,383	210,444
Non-controlling interests	(10,916)	9,873	17,847	10,631
	274,540	(150,101)	241,230	221,075

Net income per share, basic and diluted	0.01	(0.00)	0.01	0.01

Weighted average number of shares outstanding	36,156,130	35,361,686	36,156,130	32,508,908

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	305,673	325,724
Adjustments to reconcile net profit to cash provided by (used in) operating activities:
Depreciation	110,157	72,398
Amortization	176,606	178,886
Interest income	(298)	(391)
Interest expenses	2,687	-
Finance costs on Right-of-use assets	6,031	8,363
Deferred income taxes	3,248	19,647
Changes in operating assets and liabilities
Accounts receivable	(854,358)	(175,551)
Other receivables and prepayments	(21,493)	(8,317)
Amounts due from related parties	(383,653)	(206,281)
Inventories	156,997	(54,560)
Accounts payable	148,147	(324,788)
Other payables and accrued liabilities	(118,365)	(87,654)
Deferred income	542,782	3,214
Amounts due to related parties	129	(85,667)
Net cash provided by (used in) operating activities	74,290	(334,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(59,138)	(27,437)
Interest received	298	391
Net cash used in investing activities	(58,840)	(27,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issued share capitals	-	650,000
Proceeds from non-controlling interests	-	18,600
Proceeds of bank loan	34,747	-
Interest paid	(2,687)	-
Principal payments on finance leases	(145,751)	(175,726)
Repayment of short term bank loan	(25,871)	(19,204)
Net cash (used in) provided by financing activities	(139,562)	473,670

EFFECT OF EXCHANGE RATE ON CASH	(50,938)	(115,286)
DECREASE IN CASH	(175,050)	(3,639)
CASH, beginning of period	289,398	523,337
CASH, end of period	114,348	519,698

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash (paid) refund for income taxes	(664)	3,897

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

As of June 30, 2022, the Company held four wholly-owned subsidiaries, and two subsidiaries with 51% ownership.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2022:

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

e)	Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of June 30, 2022 and December 31, 2021, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2022 and December 31, 2021.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	119,318	126,061	207,347	160,138
- systems maintenance	2,160,438	1,898,908	4,081,627	3,507,374
- sales of hardware and consumables	310,094	365,026	892,060	926,255
	2,589,850	2,389,995	5,181,034	4,593,767

Billings in excess of revenues recognized are recorded as deferred revenue.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

n)	Income taxes

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

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the six months ended June 30, 2022 and 2021 were insignificant.

q)	Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the six months ended June 30, 2022 and 2021 were insignificant.

r)	Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the six months ended June 30, 2022 and 2021 were insignificant.

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

Quarter ended	June 30, 2022	June 30, 2021
RMB : USD exchange rate	6.5892	6.4806
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	52.4805	47.6357
three months average period ended

Quarter ended	June 30, 2022	June 30, 2021
RMB : USD exchange rate	6.4641	6.4989
six months average period ended
HKD : USD exchange rate	7.800	7.800
six months average period ended
PESO : USD exchange rate	51.4498	47.6720
six months average period ended

Quarter ended	June 30, 2022	December 31, 2021
RMB : USD exchange rate	6.6587	6.4838
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	54.7368	47.4164

t)	Stock-based Compensation

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounts receivable

Accounts receivable consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Accounts receivable	1,712,975	858,617

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.	Other receivables and prepayments

 Other receivables and prepayments consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Deposits and prepaid expense	295,478	220,946
Others	40,665	93,704
	336,143	314,650

5.	Inventories

 Inventories as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Finished goods	232,262	389,259

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Plant and equipment, net

Plant and equipment consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Leasehold improvements	77,583	81,274
Office furniture and equipment	267,962	285,653
Computer equipment	364,363	364,740
Computer software	267,843	279,985
Motor Vehicle	179,506	140,102
Building	60,827	65,443
Total	1,218,084	1,217,197
Less: accumulated depreciation	(740,990)	(669,267)
Plant and equipment, net	477,094	547,930

Depreciation expense for the six months period ended June 30, 2022 and 2021 amounted to $110,157 and $72,398, respectively. For the six months period ended June 30, 2022 and 2021, no interest expense was capitalized into plant and equipment.

7.	Goodwill

Goodwill consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Goodwill arising from acquisition of TSI	206,812	206,812

8.	Leases

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

	June 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Operating lease right-of-use assets, net	375,601	437,822

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease liabilities are as follows:

	June 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Lease liabilities, current	274,462	258,647
Lease liabilities, non-current	111,528	152,533
Present value of lease liabilities	385,990	411,180

Total lease cost for the six months period ended June 30, 2022 and 2021 amounted to $6,031 and $8,363, respectively. Weighted-average remaining lease term is 1.3 years, and weighted-average discount rate is 3%.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2022:

	June 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Year one	281,890	266,924
Year two	112,488	152,183
Year three	-	2,483
Year four	-	-
Thereafter	-	-
Total undiscounted cash flows	394,378	421,590
Less: Imputed interest	(8,388)	(10,410)
Present value of lease liabilities	385,990	411,180

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Bank loan

Bank loan and accruals consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Long term bank loan	84,527	76,478
Less: Current portion of long term bank loan	(55,437)	(39,143)
	29,090	37,335

Current portion of long term bank loan	55,437	39,143

As of June 30, 2022 and December 31, 2021, the above bank loan secured by property and equipment with net carrying amount of $41,972 and $38,959 respectively.

10.	Other payables and accrued liabilities

Other payables and accruals consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Accrual	729,829	878,532
Income taxes payable	117,194	86,856
	847,023	965,388

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Deferred income

Deferred income consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Service fees received in advance	779,394	236,612

12.	Statutory reserves

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	June 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	1,828,112	1,369,968
Cucumbuy.com Limited (ii)	10,015	2,564
SmartMyWays Co., Limited (iii)	76,923	61,539
Retail Intelligent Unit Limited (iv)	30,769	24,615
AppMyWays Co., Limited (v)	80,322	159,643
TAP Technology (HK) Limited (vi)	-	24,159
	2,026,141	1,642,488

Due to related parties
TAP Technology (HK) Limited (vi)	2,629	-
Mr. Johan Pehrson (vii)	-	2,500
	2,629	2,500

Related party transactions

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Service income received from
Value Exchange International Limited (i)	214,771	-	426,240	-
AppMyWays Co., Limited (v)	-	27	31,207	24,937

Subcontracting fees payable to
Value Exchange International Limited (i)	(18,986)	(43,692)	(86,911)	(43,692)
Cucumbuy.com Limited (ii)	(3,846)	-	(7,692)	-
TAP Technology (HK) Limited (vi)	(27,523)	(41,682)	(55,046)	(41,682)
Value E Consultant International (M) Sdn. Bhd (viii)	(7,028)	-	(7,028)	(16,747)

Management fees received from
Value Exchange International Limited (i)	13,941	26,733	29,868	46,906
Cucumbuy.com Limited (ii)	7,692	7,692	15,385	15,385
SmartMyWays Co., Limited (iii)	7,692	7,692	15,385	15,385
Retail Intelligent Unit Limited (iv)	3,077	3,077	6,154	6,154
TAP Technology (HK) Limited (vi)	7,692	7,692	15,385	15,385

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Related party and shareholder transactions (Continued)

(i)	Mr. Kenneth Tan and Ms. Bella Tsang, directors of the Company, are shareholders and a directors of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(ii)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of Cucumbuy.com Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(iii)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of SmartMyWays Co., Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of SmartMyWays Co., Limited. The balance is unsecured, interest free and repayable on demand.
(iv)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of Retail Intelligent Unit Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of Retail Intelligent Unit Limited. The balance is unsecured, interest free and repayable on demand.
(v)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of AppMyWays Co., Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(vi)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of TAP Technology (HK) Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(vii)	Mr. Johan Pehrson is a director of the Company. The balance is unsecured, interest free and repayable on demand. Mr. Pehrson was not re-elected as a director at the July 18, 2022 Annual Meeting of Company shareholders.
(viii)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder of Value E Consultant International (M) Sdn. Bhd, a company incorporated in Malaysia. The balance is unsecured, interest free and repayable on demand.
(ix)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of ValueX International Pte. Ltd., a company incorporated in Singapore. The balance is unsecured, interest free and repayable on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of business development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us and effects as well as our ability to fund, and integrate and grow any acquired or new business operations. Business operations and financial condition may be materially and adversely affected by any slowdown in regional and national economic growth, weakened liquidity and financial condition of customers or other factors that Company cannot foresee. Coronavirus COVID 19 continues to be a threat to business and financial operations’ condition and performance. Further, the Company being identified by the Securities and Exchange Commission or “SEC” in April 2022 as a Commission Identified Issuer under the Holding Foreign Companies Accountable Act or “HFCAA” may have an adverse impact on the public market for Company Common Stock and hinder ability of Company to raise working capital from investors or lenders. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. New risks and uncertainties emerge from time to time, and it is not possible for the Company to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The forward-looking statements made in this report on Form 10-Q relate only to events as of the date on which the statements are made and we undertake no obligation to update them to reflect events or circumstances after the date of this report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

These forward-looking statements include, but are not limited to, statements concerning the following:

•our ability to retain existing customers, acquire new customers, and expand our customer reach faced with limitations on marketing imposed by COVID 19 pandemic restrictions on travel and gatherings and limitations of available cash flow and funding;

•our expectations regarding our future financial performance, including total revenue, gross profit/(loss), net income/(loss), adjusted gross profit/(loss), and adjusted EBITDA;

•the impact of the COVID-19 pandemic and emerging variants and subvariants of that virus as well as governmental and private sector/customer responses thereto on our business and financial condition;

•the impact of any economic disruptions, including inflationary pressures, or on our business and financial condition;

•our ability to maintain our business model and improve our capital and marketing efficiency;

•our ability to maintain and enhance our brand and reputation in existing markets and new market niches;

•our ability to effectively manage any future growth of our business;

•our ability to raise additional capital as needed and on affordable terms and conditions as well as to prudently use existing funding;

•our ability to improve our product/service offerings, introduce new products/services and expand into additional markets or niches within existing markers through effective marketing and sales efforts;

•our ability to compete effectively with existing competitors and new market entrants in our industry;

•our ability to engage, retain and afford qualified personnel and contractors;

•our ability to protect our and any customer data and intellectual property and pay any costs associated therewith; and

•our ability to stay in compliance with laws and regulations of China and Hong Kong SAR that currently apply or become applicable to our business in the future.

These risks and uncertainties are reviewed and updated with each SEC report and accompany, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the U.S. Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and any amendments to that Form 10-K.

Unless the context otherwise indicates, references in this report to the terms “VEII” “the Company,” “we,” “our” and “us” refer to Value Exchange International, Inc. and its subsidiaries and “you” and “your” refers to recipients of this report of Form 10-Q.

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

We believe that the IT Business often presents opportunities to expand a provider’s market reach or customer base by acquisitions of existing businesses or operating assets. The Company’s business strategy includes reviewing possible acquisitions of existing businesses or operating assets in existing or adjacent markets and to do so when and if such an acquisition appears to be compatible and an enhancement of our core business lines and can be consummated with available cash and other resources. Our ability to pursue and consummate acquisitions may be limited, and has been limited, by available cash and other resources and the perceived cost and burdens of acquiring and integrating the target business or new operating assets into our operations. The availability of funding and cash flow are the most significant limitations on our ability to expand through acquisitions of businesses and assets – both in terms of money on hand and ability to finance acquisitions. We have not expanded into any new markets by acquisition or otherwise during the fiscal quarter ended June 30, 2022.

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

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing. We have not seen any significant impact of cloud computing on our IT Business as of the fiscal quarter ending June 30, 2022, but we perceive that the expansion of cloud computing coupled with IT services and products could allow foreign companies to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core markets as well as in the Philippines. We may find it more difficult to compete for IT Business in Hong Kong and China, and perhaps the Philippines, if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems. The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets as well as the Philippines.

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

Covid 19 pandemic affected our primary operations in Hong Kong SAR and Manila, Philippines in first fiscal quarter of 2020 by forcing limited business travel, remote work arrangements by personnel, customers suspending or reducing operations and use of third party services and suspension or cancellations of normal business activities by us and customers. While there has been a degree of easing restrictions on businesses, there are still restrictions on our and customers’ business activities. The full impact of Covid 19 pandemic on our business may not be fully understood or realized from fiscal period to fiscal period in light of the emergence of new variants of the virus with differing potential impact on our business and economies of our primary markets. There remains the risk of new variants of Covid 19 emerging that are vaccine resistant and, as such, capable of significant disruption of the economies in our primary markets.

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

Financial Performance Highlights

The following are some financial highlights for the second quarter of 2022:

•	Net revenue: Our net revenues were $5,181,034 for the six months ended June 30, 2022, as compared to $4,593,767 for the same period in 2021, an increase of $587,267 or 12.8%.

•	Gross profit: Gross profit for the six months ended June 30, 2022 was $ 1,026,373 or 19.8% of net revenues, as compared to $1,308,589 or 28.5% of net revenues for the same period in 2021, a decrease of $282,216 or 21.6%.

•	Income from operations: Our income from operations totaled $163,128 for the six months ended June 30, 2022, as compared to $200,237 for the same period in 2021, a decrease of $37,109 or 18.5%.

•	Net income: We had a net income of $305,673 for the six months ended June 30, 2022, compared to $325,724 for the same period in 2021, a decrease of $20,051 or 6.2%.

•	Basic and diluted net income per share was $0.01 for the six months ended June 30, 2022.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2022 and 2021

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	2,589,850	100%	2,389,995	100%
COST OF SERVICES
Cost of service income	(1,903,601)	(73.5%)	(1,818,946)	(76.1%)
GROSS PROFIT	686,249	26.5%	571,049	23.9%
Operating expenses:
General and administrative expenses	(592,633)	(22.9%)	(659,896)	(27.6%)
Foreign exchange loss	179,055	6.9%	(16,297)	(0.7%)
PROFIT (LOSS) FROM OPERATIONS	272,671	10.5%	(105,144)	(4.4%)
OTHER INCOME (EXPENSES)	75,205	2.9%	56,721	2.4%
PROFIT (LOSS) BEFORE PROVISION FOR INCOME TAXES	347,876	13.4%	(48,423)	(2.0%)
INCOME TAXES CREDIT (EXPENSES)	26	0.0%	(2,464)	(0.1%)
NET INCOME (LOSS)	347,902	13.4%	(50,887)	(2.1%)

Net revenues. Net revenues were $2,589,850 for the three months ended June 30, 2022, as compared to $2,389,995 for the same period in 2021, an increase of $199,855 or 8.4%. This increase was primarily attributable to the increase in our revenue from i) sales of systems maintenance with revenues increasing from $1,898,908 for the three months ended June 30, 2021 to $2,160,438 for the three months ended June 30, 2022; offset by ii) sales of hardware and consumables with revenue decreasing from $365,026 for the three months ended June 30, 2021 to $310,094 for the three months ended June 30, 2022; iii) sales of systems development and integration with revenues decreasing from $126,061 for the three months ended June 30, 2021 to $119,318 for the three months ended June 30, 2022.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and general operating overhead. Our cost of services increased to $1,903,601 or 73.5% of net revenues, for the three months ended June 30, 2022, as compared to $1,818,946 or 76.1% of net revenues, for the same period in 2021, an increase of $84,655 or 4.7%. The increase in cost of services was mainly attributable to the increase in our cost of technical staff, and general operating overhead.

Gross profit. Gross profit for the three months ended June 30, 2022 was $686,249 or 26.5% of net revenues, as compared to $571,049 or 23.9% of net revenues, for the same period in 2021, an increase of $115,200 or 20.2%. The increase of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services in this period, as compared with the same period of 2021.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased to $592,633 or 22.9% of net revenues, for the three months ended June 30, 2022, as compared to $659,896 or 27.6% of net revenues, for the same period in 2021, a decrease of $67,263 or 10.2%. The reasons for the decrease was attributable to the decrease in staff cost, consultancy and professional fee and other administrative cost.

Profit (loss) from operations. As a result of the above, our profit from operations totaled $272,671 for the three months ended June 30, 2022, as compared to loss from operations totaled $105,144 for the same period in 2021, a change of $377,815.

Income taxes credit (expenses). Income taxes credit totaled $26 during the three months ended June 30, 2022, as compared to Income taxes expenses totaled $2,464 for the same period in 2021, a change of $2,490.

Net income (loss). As a result of the foregoing, we had a net income of $347,902 for the three months ended June 30, 2022, compared to net loss of $50,887 for the same period in 2021, a change of $398,789 as a result of the factors described above.

Comparison of Six Months Ended June 30, 2022 and 2021

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	5,181,034	100%	4,593,767	100%
COST OF SERVICES
Cost of service income	(4,154,661)	(80.2%)	(3,285,178)	(71.5%)
GROSS PROFIT	1,026,373	19.8%	1,308,589	28.5%
Operating expenses:
General and administrative expenses	(886,588)	(17.1%)	(1,094,774)	(23.8%)
Foreign exchange loss	23,343	0.5%	(13,578)	(0.3%)
PROFIT FROM OPERATIONS	163,128	3.1%	200,237	4.4%
OTHER INCOME (EXPENSES)	144,707	2.8%	131,848	2.9%
INCOME BEFORE PROVISION FOR INCOME TAXES	307,835	5.9%	332,085	7.2%
INCOME TAXES EXPENSES	(2,162)	(0.0%)	(6,361)	(0.1%)
NET INCOME	305,673	5.9%	325,724	7.1%

Net revenues. Net revenues were $5,181,034 for the six months ended June 30, 2022, as compared to $4,593,767 for the same period in 2021, an increase of $587,267 or 12.8%. This increase was primarily attributable to the increase in our revenues from i) sales of systems maintenance with revenues increasing from $3,507,374 for the six months ended June 30, 2021 to $4,081,627 for the six months ended June 30, 2022; ii) sales of systems development and integration with revenues increasing from $160,138 for the six months ended June 30, 2021 to $207,347 for the six months ended June 30, 2022; offset by iii) sales of hardware and consumables with revenue decreasing from $926,255 for the six months ended June 30, 2021 to $892,060 for the six months ended June 30, 2022.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $4,154,661 or 80.2% of net revenues, for the six months ended June 30, 2022, as compared to $3,285,178 or 71.5% of net revenues, for the same period in 2021, an increase of $869,483 or 26.5%. The increase in cost of services was mainly attributable to the increase in our cost of technical staff, and contracting fees to suppliers.

Gross profit. Gross profit for the six months ended June 30, 2022 was $1,026,373 or 19.8% of net revenues, as compared to $1,308,589 or 28.5% of net revenues, for the same period in 2021, a decrease of $282,216 or 21.6%. The decrease of gross profit was largely due to the increase in cost of services, offset by the increase in net revenues in this period, as compared with the same period of 2021.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased to $886,588 or 17.1% of net revenues, for the six months ended June 30, 2022, as compared to $1,094,774 or 23.8% of net revenues, for the same period in 2021, a decrease of $208,186 or 19.0%. The primary reason for the decrease was attributable to the decrease in consultancy and professional fee, and other administrative cost.

Profit from operations. As a result of the above, our profit from operations totaled $163,128 for the six months ended June 30, 2022, as compared to profit from operations totaled $200,237 for the same period in 2021, a decrease of $37,109 or 18.5%.

Income tax expenses. Income taxes expenses totaled $2,162 during the six months ended June 30, 2022, as compared to $6,361 for the same period in 2021, a decrease of $4,199 or 66%.

Net income. As a result of the foregoing, we had a net income of $305,673 for the six months ended June 30, 2022, compared to $325,724 for the same period in 2021, a decrease of $20,051 or 6.2%, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $114,348. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Six Months Ended
	June 30,
	2022	2021
	US$	US$
Net cash provided by (used in) operating activities	74,290	(334,977)
Net cash used in investing activities	(58,840)	(27,046)
Net cash (used in) provided by financing activities	(139,562)	473,670
Effect of exchange rate changes on cash and cash equivalents	(50,938)	(115,286)
Net decrease in cash and cash equivalents	(175,050)	(3,639)
Cash and cash equivalents at the beginning of period	289,398	523,337
Cash and cash equivalents at the end of period	114,348	519,698

Operating Activities

Net cash provided by operating activities was $74,290 for the six months ended June 30, 2022, which was a change of $409,267 from net cash used in operating activities $334,977 for the same period of 2021. The change in net cash provided by (used in) operating activities was mainly attributable to the following:

1)	A change of Accounts payable, Deferred income and Inventory increased our operating cash balances by $472,935 , $539,568, and $211,557 respectively; offset by;

2)	Net income of $305,673 for the six months ended June 30, 2022, compared to $325,724 for the same period in 2021; and

3)	A change of Accounts receivable, and Amounts due from related parties decreased our operating cash balances by $678,807 and $177,372.

Investing Activities

Net cash used in investing activities was $58,840 for the six months ended June 30, 2022, which was an increase of $31,794 or 117.6% from $27,046 in the same period in 2021. The increase in net cash used in investing activities was attributable to cash used in the purchase of plant and equipment by $59,138; offset by interest received by $298, during the six months ended June 30, 2022.

Financing Activities

Net cash used in financing activities was $139,562 for the six months ended June 30, 2022, which was a change of $613,232 from net cash provided by financing activities $473,670 in the same period in 2021. The change in net cash used in financing activities was attributable to the Repayment of bank loan by $25,871, Principal payments on finance leases by $145,751, and Interest paid by $2,687; offset by Process of bank loan by $34,747, during the six months ended June 30, 2022.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2022:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	119,318	126,061	207,347	160,138
- systems maintenance	2,160,438	1,898,908	4,081,627	3,507,374
- sales of hardware and consumables	310,094	365,026	892,060	926,255
	2,589,850	2,389,995	5,181,034	4,593,767

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

Quarter ended	June 30, 2022	June 30, 2021
RMB : USD exchange rate	6.5892	6.4806
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	52.4805	47.6357
three months average period ended

Quarter ended	June 30, 2022	June 30, 2021
RMB : USD exchange rate	6.4641	6.4989
six months average period ended
HKD : USD exchange rate	7.800	7.800
six months average period ended
PESO : USD exchange rate	51.4498	47.6720
six months average period ended

Quarter ended	June 30, 2022	December 31, 2021
RMB : USD exchange rate	6.6587	6.4838
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	54.7368	47.4164

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures.

The Company's management, under the direction of Kenneth Tan, the Company’s Chief Executive Officer and Channing Au, the Company’s Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in Company’s reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and is accumulated and communicated to management, including Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

We have not experienced any material impact to our internal control over financial reporting during the quarter ended June 30, 2022, and there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company monitors the impact of Coronavirus/COVID 19 pandemic on operations in order to determine any adjustments of internal controls and financial reporting. After the filing of its Annual Report on Form 10-K for fiscal year ended December 31, 2021, in April 2022, the Company was identified by the SEC as a Commission Identified Issuer under the HFCAA. The Company will also evaluate the impact of being a Commission Identified Issuer by the SEC under the HFCAA in respect of internal controls and financial reporting as well as the necessity of engaging a public auditor who can be fully investigated and audited by the Public Company Accounting Oversight Board or “PCAOB.”

Limitations on Effectiveness of Controls and Procedures. Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors

HFCAA. After filing its Annual Report on Form 10-K for fiscal year ended on December 31, 2021, on April 15, 2022, the Company was identified as a Commission Identified Issuer by the SEC under the Holding Foreign Companies Accountable Act (“HFCAA”) due to its public auditor for fiscal year ended December 31, 2021, Zhen Hui CPA, being identified by the Public Company Accounting Oversight Board or “PCAOB” as a public auditor located in a foreign jurisdiction and who cannot be investigated and audited completely by PCAOB due to influence of a foreign authority. Such a public auditor being referred to as a “Listed Auditor” for purposes of this Item 1A. Zhen Hui CPA is located in Hong Kong SAR. If the Company has a public auditor who is a Listed Auditor for three consecutive annual fiscal audit reports, commencing with fiscal year ended December 31, 2021, then the Company’s Common Stock would be subject to an SEC ban on trading of its Common Stock in the U.S. in early 2024. As of now, the SEC is only complying a list of Commission Identified Issuers under HFCAA. Under the HFCAA, a trading ban by the SEC would not occur until early 2024 for a public company that used a Listed Auditor for three consecutive fiscal years starting in 2021 (for a December 31st fiscal year end company).

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

Covid 19 Pandemic. Since the commencement of COVID 19 pandemic in Hong Kong SAR and China, the primary markets of the Company, the primary impact of the COVID-19 pandemic on the Company has been to suspend or reduce marketing and sales efforts traditionally conducted face-to-face or in personal presentations and the ability of Company personnel to work together in or travel to the office or a customer facility. Anecdotally, Company believes that the impact of COVID-19 pandemic on the economies of Company’s primary markets has also from time to time probably delayed, suspended or terminated some customer or prospective customer projects or work that might have involved services from or otherwise benefited the Company. While the IT Business can be and has been from time to time conducted remotely by personnel, some operational efficiencies and some communications and interactions among personnel are more effectively conducted in person than remotely by conference call or web cast. The primary adverse impact of COVID 19 pandemic on the Company continues to be travel and gathering restrictions, whether government or public sector imposed, that restrict face-to-face pitches or presentations to customers and prospective customers. For a small IT Business, the Company deems relationship building and personal marketing as important to obtaining new business and COVID 19 pandemic has delayed or prevented that personal marketing and relationship building from time to time in the past two years.

Variants of the COVID-19 virus emerged in early 2022 in Hong Kong and parts of China and caused an increase in infections and fatalities in Hong Kong. The new variants appear to be more easily transmitted than prior variants and there is a concern about the effectiveness of prior vaccinations in combating these new variants. Effective February 24, 2022, Hong Kong SAR imposed a new vaccine pass requirement for use of certain public places as well as workers in those public places. According to the Hong Kong SAR government, 86.4% of the population over the age of 11 has received at least one vaccine dosage while 76% are fully vaccinated as of 23 February 2022. Yet the emergence of new variants and subvariants of the COVID 19 virus continue to adversely affect public travel and gatherings in Hong Kong and China. Hong Kong and China, our primary markets, also continue to have a quarantine system and restrictions for travelers, On June 1, 2022, Hong Kong revived prior quarantine requirements for persons exhibiting even mild forms of infection due to emergence of highly contagious omicron variant of COVID 19 virus.

While the Company has been able to sustain operations through the COVID 19 pandemic and conduct a degree of marketing and sales efforts for new business as of June 30, 2022, the continued emergence of new variants and subvariants and the potential for more severe economic disruption from new variants and subvariants of the COVID 19 virus that are not controlled in spread or severity of illness by then current vaccinations and medicines makes it difficult to predict the future impact of COVID 19 pandemic and governmental and business industry responses on the Company’s business and financial performance.

Cybersecurity. As an IT services business, the Company faces the risk of theft of technology, data (including customer data) and intellectual property through a direct intrusion by private parties or foreign actors, including those affiliated with or controlled by state actors, through hacking or other cyber intrusions into a Company’s computer systems or customer computer systems serviced or operated by Company personnel. Physical theft of technology, data and intellectual property through corporate espionage or by Company personnel or contractors is also a threat to the Company. In addition to cybersecurity measures employed on customer computer systems, Company employs cybersecurity measures to protect technology, data and intellectual property – although no such measures are invulnerable to hacking, other cyber intrusions or theft. The Company is primarily a services business and is not overly reliant on any company-owned intellectual property for the conduct of its business and provision of its services to customers. The Company has not suffered any known material cybersecurity intrusions during the fiscal quarter ended June 30, 2022.

China adopted a Data Security Law, effective September 1, 2021, and a Personal Information Protection Law, effective November 1, 2021, restricting certain data transfers from China, including data transfers to foreign governmental and judicial authorities. The extent of the restrictions under these laws will not be clear until guidance is issued, but the Company has not experienced any impact on its business since its operations and customers are primarily in China and Hong Kong SAR. Chinese agencies can and have initiated investigations of Chinese technology companies, mostly major companies, about possible data transfers from China to foreign governmental or judicial authorities, but the Company has not been the subject of any such investigations and is not a likely target for such investigations since it does not have any significant international or foreign operations. Company operations in Manila, Philippines are primarily local in nature as well.

As a Chinese-Hong Kong SAR based company with customers primarily located in China or Hong Kong SAR, the Company has not experienced any intellectual property rights issues or claims that have had an adverse material impact on the Company as of the fiscal quarter ended June 30, 2022. China and Hong Kong SAR both have governmental authorities to register and enforce intellectual property rights as well as a judicial system that adjudicates intellectual property disputes.

Labor. In the fiscal quarter ended June 30, 2022, the COVID-19 pandemic has not had a material adverse impact on Company operations sustaining needed labor to conduct existing projects. The emergence of new variants or subvariants of the COVID-19 virus and government responses to such new circumstances may change the impact of COVID-19 pandemic on our ability to staff our operations. While Company operations can be and have been to varying extents conducted remotely by staff and not in-house, the nature of the IT Business is that optimal operations continue to be achieved through personnel working in an office. The Company believes that as of the end of the fiscal quarter ended June 30, 2022, it has been able to maintain operational efficiency with available personnel and at a level necessary to meet obligations to customers with the staff working remotely and in-house. The ability of the Company to engage sufficient numbers of personnel in the future could be adversely impacted if COVID-19 pandemic has a new variant or subvariant virus that is not controlled in spread or severity of illness by then current, available medicines and vaccinations.

Climate Change and Regulation. The Company does not conduct operations in the U.S. or European Union (“EU”) and its customer base is primarily in Hong Kong, China and Manila, Philippines area. As such, operations are not impacted directly by U.S. and EU climate change legislation and regulations. The Company operations have not been materially impacted by Chinese or Hong Kong SAR or Philippine legislative or regulatory initiatives or requirements concerning climate change or environmental issues as of June 30, 2022. Hong Kong SAR has adopted a climate action plan calling for low carbon emissions office buildings by 2035. This plan has not adversely impacted the Company operations as of June 30, 2022. The plan has carbon neutrality goals implemented by 2050. China also has a legislative agenda to combat climate change, but steps taken in 2022 under the aspirational Chinese government carbon reduction plan have not adversely impacted the Company operations.

Russian-Ukraine Armed Conflict. The Company’s operations have not been materially affected by the armed conflict between Russia and the Ukraine. Beyond an overall potential impact on the future global economy and local economies in our primary business markets and resulting future impact on our business, Company is not aware of any potential future effects of the Russian-Ukrainian armed conflict on our business. We do not provide services or conduct operations in Russia or Ukraine and we do not rely on labor or contractors located in Russia or the Ukraine for our operations.

Other risk factors for our company accompanying the above risk factors and are set forth in our Annual Report on Form 10-K for the fiscal year end December 31, 2021 (“2021 Form 10-K) and other filings with the Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors and no required disclosures not made on a Form 8-K filing or made in this report on Form 10-Q for the fiscal quarter ended June 30, 2022.

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

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Securities Purchase Agreement, dated April 5, 2021, by Value Exchange International, Inc. and GigWorld, Inc. (1)
10.2	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc. (“Company”) and Mr. Heng Fai Chan (2)
10.3	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., (“Company”) and Mr. Heng Fai Chan (3)
10.4	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., (“Company”) and Mr. Heng Fai Chan (4)
Loan Agreement, Security Agreement and Revolving Credit Promissory Note, each dated July 26, 2022 between Value Exchange International, Inc. and American Pacific Bancorp, Inc. (5)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with the Commission on April 13, 2021.
(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(3)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(4)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(5)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, respectively, to the Current Report on Form 8-K/A Amendment Number One filed by the Company with the SEC on July 29, 2022.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

August 15, 2022	/s/	Tan Seng Wee Kenneth
	By:	Tan Seng Wee Kenneth
	Its:	President and Director (Principal Executive Officer)

August 15, 2022	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

