Form 10-K/A
period 2021-12-31
Value Exchange International, Inc.
filed 2022-09-15
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment Number Two

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Value Exchange International, Inc. (“Company,” “we,” “our” or “us”) is not a Chinese or Hong Kong operating company but a Nevada, United States holding company that has no revenue generating operations and conducts its operations through a wholly-owned Hong Kong operating subsidiary (“VEI CHN”) and three subsidiaries that are 100% owned by VEI CHN. All of these subsidiaries are consolidated subsidiaries for reporting purposes and are referred to as the “Company’s operating subsidiaries.” The Company’s operating subsidiaries are located in and organized under the laws of either Hong Kong, China or Philippines. Neither the Company nor any of Company’s operating subsidiaries conduct business in or have operations or assets in the United States. The Company and Company’s operating subsidiaries in Hong Kong and China are subject to a number of uncertainties and risks, including the legal and operational risks arising from, and the unique risks associated with, being located in China or Hong Kong. These risks include the Chinese government disallowing our current corporate structure, which would likely cause a material change in our operations and structure and a material change in the value of our securities, including that those changes could cause the value of our securities to significantly decline or become worthless or illiquid. See the section entitled “Item 1A Risk Factors - Risks Related to Doing Business in China and Hong Kong” beginning on page 16 of this Form 10-K/A Amendment Number Two to read about factors you should consider before investing in Company’s securities and Item 1. Business beginning on page 4 below for a description of Chinese regulatory actions and laws that could impact our structure and value of our securities. Pursuant to Rule 12b-15 under the Exchange Act, the Company is also filing the certifications required under the Sarbanes-Oxley Act of 2002.

Cash Flow. The Company and its consolidated subsidiaries have not experienced any difficulties in transfer of money or payment of dividends as of filing of this Amendment Two. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Operating Results – Cash Flow on page 28 below for disclosure of cash flow by and among Company and its consolidated subsidiaries. The Company paid a one-time cash dividend to its shareholders in 2021, but does not anticipate future payment of cash dividends to its shareholders.

Explanatory Note:

This Form 10-K/A Amendment Number Two (“Amendment Two”) is being filed to amend and supplement the Form 10-K Annual Report for the fiscal year ended December 31, 2021 (“Form 10-K”) filed by the Company with the Commission on April 15, 2022, and the Form 10-K/A Amendment Number One to the Form 10-K (“Amendment One”) filed by the Company with the Commission on May 17, 2022. Specifically, Amendment Two is being filed to: (1) provide enhanced disclosures about the operational and legal risks of having Chinese-based and Hong Kong-based operating subsidiaries and the Company being located in Hong Kong, which disclosures are in Item 1 Business at page 4 below and Item 1A - Risk Factors – Risks of doing Business in China and Hong Kong at page 16 below; (2) to provide additional disclosures about cash flow between and among the Company and its operating subsidiaries, which disclosures are located in Item 7 – Management’s Discussion and Analysis of Financial Condition and Operating Results, Cash Flow section at page 28 below; and (3) update disclosures in Item 9C – Disclosure regarding Foreign Jurisdictions that Prevent Inspections at page 29 below.

Defined Terms: Unless the context requires otherwise, all references to “we,” “our,” “us” and “Company” refer to the Company and its consolidated subsidiaries (unless stated otherwise or the context indicates otherwise) and “Company’s operating subsidiaries” or “its operating subsidiaries” refers to Company’s consolidated subsidiaries (as identified in the Corporate Organization section of Item 1 Business below at page 4). References to “China,” “PRC” and “Chinese” refers to People’s Republic of China. References to “Chinese government” refers to PRC central government and “Chinese laws” refers to PRC laws. Hong Kong is a special administrative region or “SAR” of China and is treated as such in the disclosures below. “Hong Kong“ as used below means the Hong Kong SAR. “Exchange Act” means the Securities Exchange Act of 1934, as amended. “Securities Act” means the Securities Act of 1933, as amended. “Commission” or “SEC” refers to the U.S. Securities and Exchange Commission. “You,” or “your” refers to any investor of the Company or recipient of this Amendment Two. “OTCQB” means The OTC Markets Group Inc. QB Venture Market.

Except as described above or as otherwise expressly provided by the terms of this Amendment Two, no other changes have been made to the Form 10-K, the Amendment One. Except as otherwise indicated herein, this Amendment Two continues to speak as of the date of the Form 10-K and Amendment One, as applicable, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements. This Amendment Two may contain forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements, expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “hopes,” “could,” “estimates,” “expects,” “intends,” “may,” “hopes,” “plans,” “possible,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions and variants thereof that are intended to identify forward-looking statements. Forward-looking statements reflect Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

-	Impact of laws, regulations and regulatory policies on our business and corporate structure, listing and trading of our Common Stock by the public in the United States, corporate governance and corporate structure and ability of U.S. investors to invest in our company’s securities.
-	Impact of having our operating subsidiaries in China, Hong Kong and Philippines, having our executive offices and management in Hong Kong and varying requirements and risks imposed by operating in foreign jurisdictions.

-	Working capital and cash flow requirements and ability to fund working capital or meet cash flow requirements.
-	The potential impact of the ongoing and recently escalating tensions between China and United States over Taiwan, resulting retaliatory actions by those nations, and potential impact on our business and results of operations from those tensions and retaliatory actions.
-	Regional, national and international economic conditions and trends.
-	Trends and changes in our industry and regulation that impact on our ability to profitably operate.
-	The ongoing impact of COVID-19 pandemic on our operations.
-	The possible impact of the military conflict between Russia and Ukraine on international economy and resulting possible impact on demand for our services.
-	Costs imposed by and potential impact of environmental, governance and social matters, including climate change, on our business operations and our financial performance.

The risk factors discussed in Item 1A Risk Factors - Risks Related to Doing Business in China and Hong Kong at page 16 below could affect our company’s ability to remain a U.S. public company and affect the value of an investment in our company’s securities. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any those risks could also cause our results to differ materially from those expressed in forward-looking statements. At any time when we make forward-looking statements, we seek to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995, as amended.

NOTICE: IF ANY OF THE LAWS, REGULATIONS OR POLICIES OF CHINESE OR HONG KONG GOVERNMENTS DISCUSSED IN ITEM 1. BUSINESS BELOW OR IN ITEM 1A. RISK FACTORS – RISKS RELATED TO DOING BUSINESS IN CHINA AND HONG KONG BELOW CHANGE, OR THE COMPANY OR ITS OPERATING SUBSIDIARIES INADVERTENTLY AND INCORRECTLY CONCLUDE THAT THEY ARE NOT SUBJECT TO THOSE LAWS, REGULATIONS OR POLICIES AND MUST IN FACT COMPLY WITH THOSE CHINESE OR HONG LAWS, REGULATIONS OR POLICIES, INCLUDING OBTAINING NEW LICENSES OR PERMITS OR APPROVALS, THEN ANY OF THOSE OCCURRENCES MAY: (1) CAUSE THE COMPANY TO MATERIALLY CHANGE ITS CORPORATE STRUCTURE OR BUSINESS OPERATIONS AND THOSE CHANGES MAY RESULT IN: (1) ENDING THE COMPANY AS A U.S. PUBLIC COMPANY WITH ITS SECURITIES QUOTED OR TRADED IN THE UNITED STATES; (2) A SIGNIFICANT DECREASE IN THE VALUE OF COMPANY’S COMMON STOCK OR THE COMPANY COMMON STOCK BECOMING WORTHLESS OR ILLIQUID; (3) COMPANY’S OPERATING SUBSIDIARIES BEING UNABLE TO CONTINUE BUSINESS OPERATIONS AS BEFORE IF THEY CANNOT OBTAIN REQUIRED APPROVALS, LICENSES OR PERMITS, OR CANNOT COMPLY WITH NEW OR CHANGED APPLICABLE LEGAL REQUIREMENTS; OR (4) SALE OR LIQUIDATION OF COMPANY AND ALL OR SOME OF ITS OPERATING SUBSIDIARIES. THESE TRANSACTION MAY RESULT IN CESSATION OF OUR STATUS AS A U.S. PUBLIC COMPANY OR RESULT IN OUR SECURITIES BECOMING WORTHLESS OR ILLIQUID.

Item 1. Business: Corporate Structure, Government Regulation and Related Legal Issues. The following discusses the impact of certain Chinese, Hong Kong and U.S. laws and government regulations on the Company as a U.S. holding company based in Hong Kong and with operating subsidiaries in China and Hong Kong. In this Item 1 Business and in “Item 1A Risk Factors - Risks Related to Doing Business in China and Hong Kong” at page 16 below, there are disclosures about the significant, heightened aspects and risks of Chinese government intervention in Hong Kong commercial, political and regulatory affairs; the Company having operations in China and Hong Kong; and developments or changes in Chinese or Hong Kong laws, regulations and policies that may adversely impact the Company and Company’s operating subsidiaries, including changes to the status of Company as a U.S. holding company, value of investment in the Company’s securities, and ability of Company to quote or list its securities on U.S. national securities markets or OTCQB.

Corporate Organization. Our corporate organization and structure as of December 31, 2021 and this Amendment Two are as follows. Percentages show percentage ownership of a company’s voting equity securities.

The Company is a U.S. public holding company that conducts all revenue generating operations solely through: (1) Value Exchange International (China) Limited, a Hong Kong company, and its three wholly owned subsidiaries, which are based in Hong Kong, China and Philippines. The Company’s operating subsidiaries provide certain aspects of the information technology services and consulting business or “IT Business” in. their respective local markets. The Company’s practice has been to establish an operating subsidiary in the market being served by that operating subsidiary.

Principal business of Company and its Subsidiaries. Company is a U.S. public holding company and does not directly operate any revenue generating businesses in the U.S. or any other nation. Its role is executive oversight of its consolidated subsidiaries. The Company and Company’s operating subsidiaries have no assets, operations, revenue sources or personnel in the United States, excepting one Company board member who is a U.S. resident and U.S. citizen. The business of the each of the Company’s subsidiaries are described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Operating Results at page 28 below.

Operational Strategy. Each of the Company’s operating subsidiaries is incorporated in and primarily conducts its business operations and services a customer base primarily within the jurisdiction in which it is incorporated or organized. The Company’s operating subsidiaries’ business operations tend to be local, not international, in focus and scope, and do not typically engage in the sort of international commerce, transactions and data flow, excepting possible occasional Chinese-Hong Kong cross border commerce or transactions, that is the current focus of some of the Chinese government’s recent concerns and regulatory initiatives. Due to the ability and willingness of the Chinese government to impose its will through legislation, regulation and direct intervention in Hong Kong economic, commercial, regulatory and legal affairs, and to do so with little or no prior notice, and without the ability of persons and entities affected by these Chinese government actions to alter, ameliorate or avoid the impact of Chinese government actions, any Chinese government actions that do not directly affect the Company and its operating subsidiaries as of the date of the filing of this Amendment Two may evolve or change to have a direct, potentially adverse or disastrous impact on the Company and its Chinese and Hong Kong operating subsidiaries, the Company as a U.S. public holding company with its Common Stock quoted on the OTCQB and value of Company securities. This impact could include the inability of the Company to continue as a U.S. public holding company with its securities traded in the United States or to accept investments from U.S. Investors.

The Company’s operating subsidiary in Manila, Philippines is likewise focused and limited in scope to servicing local Filipino customer base. The Philippines has a legal, political and economic system similar to the United States system and does not, despite recent political upheaval, have the same level of uncertainties and risks for the Company as in China and Hong Kong. Except for the subsidiary in Manilla, Philippines, the Company’s operating subsidiaries are in Hong Kong or China and those subsidiaries generate the majority of the Company’s operating revenues.

Cash Flow between Company and its Direct and Indirect Subsidiaries. Cash flow between and among the Company and its operating subsidiaries is described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Operating Results, Cash Flow, on page 28 below.

Company is not a Variable Interest Entity or “VIE”. Company does not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a variable interest entity (“VIE”) structure with any entity in China or Hong Kong.

Chinese law imposes restrictions on foreign ownership of Chinese entities in certain industry segments, especially certain Internet and technology industry segments deemed vital to Chinese national security by the Chinese government. A “variable interest entity” or “VIE” has been used for approximately 20 years as a contractual structure to allow foreign ownership interests in certain Chinese-based industries. A VIE structure consists of a China-based operating company establishing an offshore shell company in a foreign jurisdiction, like the United States or the Cayman Islands, to issue stock to public shareholders. The shell company typically enters into service and other contracts with the China-based operating company or companies, then issues shares after being listed or quoted on a foreign securities exchange, like the New York Stock Exchange, NASDAQ or The OTC Markets Group QB Venture Market/QX Market. While the shell company has no equity ownership in the China-based operating company or companies in a VIE structure, for accounting purposes the shell company is able to consolidate the Chinese-based operating company or companies into its financial statements under applicable accounting standards.

The Company was not incorporated to be, or structured as, a VIE and does not operate as a VIE. The Company was established as a U.S. based holding company that owns all of the voting equity securities of VEI CHN, which in turns own 100% of the voting equity securities of its three operating subsidiaries. The Company’s control and ownership of the foreign operating subsidiaries is based on ownership of a controlling percentage of the issued voting capital securities and not contractual arrangements.

The Company’s growth strategy is based on owning all or controlling percentage of voting equity security ownership of subsidiaries located in the markets in which they will conduct business. The Company’s strategic goal is to establish operating subsidiaries in various parts of Asia. Any expansion beyond China and Hong Kong would likely be focused on Singapore and Australia. The Company has not been able to expand operations as planned and as of the date of this Amendment Two due, in part, to lack of adequate funding and identification of an appropriate expansion opportunity – although the Company secured a revolving credit loan for growth and working capital in July 2022. If expansion of operations does occur, then the Company’s intent and plan is to own the voting equity securities of new operating subsidiaries and not to employ a VIE or any similar structure.

Certain Legal and Other Issues resulting from the Company being a U.S. Public Holding Company with Chinese and Hong Kong based Operating Subsidiaries. The Company’s corporate structure presents unique risks as Company’s investors may never be able to directly hold equity interests in Company’s operating subsidiaries and Company will be dependent upon outside investment or loans, dividends and other distributions from its subsidiaries to finance Company’s limited cash flow needs. Company’s ability to receive dividends and other contributions from the Company’s operating subsidiaries could be significantly affected in the future by laws and regulations promulgated by, or other actions taken by, the Hong Kong or Chinese authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless or illiquid. For a description of the risks facing the Company associated with our structure, please refer to “Item 1A. Risk Factors – Risks Related to Doing Business in China and Hong Kong” below at page 16 and further description of Chinese laws and regulation in this Item 1 Business.

Currently, Chinese and Hong Kong laws and regulations do not prohibit direct foreign investment in our Hong Kong operating subsidiaries. Nonetheless, in light of the recent statements and regulatory actions by the Chinese government, such as those related to Hong Kong’s national security and related data transfers, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which requirements are constantly evolving, and anti-monopoly concerns, Company and its operating subsidiaries are subject to the risks of uncertainty of any future actions of the Chinese government in this regard, which future actions may likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments or permit direct equity ownership in Company’s operating subsidiaries, and offer or continue to offer securities to U.S. investors, and the resulting adverse change in value to our common stock. We may also be subject to penalties and sanctions imposed by the Chinese regulatory agencies, including the China Securities Regulatory Commission, or “CSRC”, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the OTCQB, which would likely cause the value of our securities to significantly decline or become worthless.

In the past, the Company has operated and relied upon Hong Kong as a “separate system” from China – meaning that Hong Kong, as was true when it was a United Kingdom possession, would continue to operate under a legal, regulatory and economic system that was pro-capitalist and accommodating to foreign companies and foreign investment rather than under a state-controlled, socialist system like China. Under the agreement whereby the United Kingdom relinquished control over Hong Kong to China, China agreed to allow the continuation of this “separate system” until 2050. Actions in the past two years have shown that Chinese government has decided to assert direct control over some aspects of Hong Kong’s legal, regulatory and economic affairs and thereby erode or possibly end the “separate system.” The Chinese government could arbitrarily adopt or make changes in laws, regulations or policies that would effectively make a continuation of the current Company’s structure and operations impossible or impractical and force the Company into significant corporate transactions that could render an investment in the Company’s securities potentially worthless or illiquid. The Company and Company’s operating subsidiaries have been able to conduct their business and financial operations as before Chinese government intervention in Hong Kong affairs started in the past two years, but the Company can make no assurances that this status quo in business and financial operations will continue through 2022 or beyond due to the risks and uncertainties created by recent Chinese government actions and the ability and increasing willingness of the Chinese government to impose its will with little or no prior notice, and with no effective recourse by affected persons and businesses, Hong Kong and, despite some economic liberalization in past years, in China.

The laws and regulations in the China are evolving, and their enactment timetable, interpretation and implementation involve significant uncertainties. The evolution of Chinese laws and increasing Chinese government control over Hong Kong creates an uncertain situation for the Company, its corporate structure and status as a U.S. holding company and the quotation and trading of Company’s Common Stock in the United States. To the extent any Chinese laws and regulations become applicable to the Company, the Company may be subject to the risks and uncertainties associated with the legal system in China, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice, and from Chinese government increasingly and unilaterally causing changes to Hong Kong laws and regulation with little or no advance notice. For instance, under recent changes to Chinese laws described in “Chinese Securities/Investment Regulation and Laws” in this Item 1. Business at page 10 below, foreign ownership in our Chinese subsidiaries is possible or, at least, more possible than in the past, but foreign ownership of Chinese-incorporated companies remains subject to evolving and complex laws with uncertain application by Chinese government authorities. Further, there can be no assurance that the Chinese government would approve any continuation of Company’s current corporate structure, status as a U.S. public holding company, or ability to trade its securities or maintain its OTCQB listing of its Common Stock under the evolving, uncertain regulatory environment or any future regulatory environment. The Chinese government could dramatically change any laws, regulations or policies that are currently favorable to the Company and Company’s operating subsidiaries with no or little notice and in a manner that is significantly adverse to the Company and Company’s operating subsidiaries in China and Hong Kong.

Certain Chinese and Hong Kong Laws and Regulations.

Background – Hong Kong as a Separate System and Recent Chinese Government Actions affecting Hong Kong’s
Separate System Status. Hong Kong became a Special Administrative Region (SAR) of China on July 1, 1997, by virtue of the Sino-British Joint Declaration and the Basic Law transferring Hong Kong to Chinese oversight (“Basic Law”). Under that arrangement, the concept of “one country, two systems” was accepted by China, which meant that Hong Kong would retain its political, economic, and judicial systems for 50 years after reversion. Under this agreement of a “separate system”, Hong Kong was allowed and has generally pursued a ‘free market’, pro-capitalist philosophy with minimal Chinese government intervention in order to preserve Hong Kong’s status as an attractive international business and financial center. Under the separate system: (1) Hong Kong government generally welcomed foreign investment, neither offering special incentives nor imposing disincentives for foreign investors; (2) Hong Kong generally provided no distinction in law or practice between investments by foreign-controlled companies and those controlled by local interests; and (3) Foreign firms and individuals are able to incorporate their operations in Hong Kong, register branches of foreign operations, and set up representative offices without encountering discrimination or undue regulation and without undue restrictions on the ownership of those operations.  Further, Company directors were not required to be citizens of, or resident in, Hong Kong.  Reporting requirements were straightforward and not onerous. In short, Hong Kong operated as a “capitalist” oasis within Chinese socialist, central-state controlled realm.

The U.S. State Department stated in its 2022 Hong Kong Policy Report: “Hong Kong continued to exercise authority in the implementation of commercial agreements and practiced free and open trade, with negligible tariff or non-tariff barriers.  The Hong Kong legal system continued to be based on common-law traditions.  The imposition of the NSL and pressure from the PRC did, however, raise serious concerns about the judicial system’s continued independence.  Property rights were well-protected in law and practice.  Hong Kong maintained its own currency, pegged to the U.S. dollar.  The Hong Kong Monetary Authority set monetary policy autonomously from the People’s Bank of China. Hong Kong sets its own data regulations and does not have any broad data localization requirements.  Under mainland China’s cross-border data transfer requirements, Hong Kong is considered outside of China and is treated the same as foreign jurisdictions.”

Nonetheless, since 2020, the Chinese government has adopted certain laws, regulations and policies and taken certain regulatory and other actions that have significantly eroded Hong Kong’s “separate system” status and created significant risks and uncertainties about Hong Kong remaining a “capitalist oasis”, especially for U.S. companies like the Company, relatively autonomous from Chinese government direct control and intervention and the adverse effects of ongoing and growing political, international and military tensions between China and the United States. Tensions between China and United States have, in part, been manifested by retaliatory and punitive legislative, regulatory and policies by each nation. While the United States regards such actions by the United States as protecting or ensuring transparency and integrity in business, financial and commercial activities, China regards United States regulatory actions as an improper intrusion in Chinese internal affairs and attack on Chinese sovereignty.

The Chinese National People’s Congress Standing Committee (“NPCSC”) also passed a decision imposing sweeping changes to Hong Kong’s electoral system that blocked the participation of political groups not approved by Chinese government and greatly diminished Hong Kong voters’ ability to elect representatives of their choice.

Background - Chinese Legal System. China is a socialist state with the central government exercising unfettered power. The Chinese legal system is based on written statutes and prior court decisions have limited value as precedents. Further, Chinese legislative system does not include the same kind of legislative review and approval process of U.S. legislative system and, as such, significant changes in laws or regulation may be imposed in China by the Chinese government without the extensive notice of possible changes in laws or regulations afforded by, and the ability to influence the legislative process and regulation afforded by, the U.S. system. Since many of the Chinese laws and regulations are relatively new and the Chinese legal system continues to rapidly evolve in response to Chinese economic growth and evolution into a less socialist system in economics, the interpretations of many laws, regulations and policies are not always uniform and enforcement of these laws, regulations and policies involves uncertainties – principally, about the scope or extent of application and about unexpected changes in the application of those laws, regulations and policies imposed by a powerful central government. From time to time, the Company or its Chinese subsidiaries may have to resort to administrative and court proceedings to enforce their respective legal rights. However, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection a company enjoys than in more developed regulatory capitalist systems. Furthermore, the Chinese legal system is based in part on government policies and internal rules that the central Chinese government has the power to unilaterally to change and to do so with little or no notice and with little or no ability by affected companies and persons to influence or prevent, As a result, and with increasing Chinese government control over Hong Kong, the Company and its Chinese and Hong Kong subsidiaries may not be able to keep in compliance with these laws, regulations and policies, and changes thereto, in time to adjust or make arrangements to counter or accommodate any adverse impact of Chinese government mandates or changes in laws, regulations and policies. These uncertainties, including uncertainty over the scope and effect of Company’s and Chinese operating subsidiaries’ contractual, property (including intellectual property) and procedural rights, could materially and adversely affect the business and impede the ability to continue Company’s Chinese and Hong Kong operations.

As of the date of filing of this Amendment Two, the Company and its Chinese and Hong Kong subsidiaries have been able to continue to operate under the current corporate structure and have not experienced any direct, significant adverse impact of increasing Chinese government influence or control over Hong Kong or enforcement of Chinese laws in China. There can be no assurances that the status quo will continue through 2022 or beyond.

Chinese and Hong Kong Business Permits and Regulation. Company’s legal counsel as to Chinese and Hong Kong laws has advised the Company that: (1) the laws and regulations of China do not currently have any material impact on Company’s business, financial condition or results of operations and (2) Company is not currently required to obtain any permission or approval from the China Securities Regulatory Commission (“CSRC”), Cyberspace Administration of China (“CAC”) or any other regulatory authority in the China for Company or subsidiary operations (other than usual and customary business permits), for the trading of our securities on the OTCQB and the issuance of Company securities to foreign investors.

As a general business legal requirement, Company’s Chinese subsidiaries are required to obtain a business license from the State Administration for Market Regulation (“SAMR”). Each of our Chinese subsidiaries has obtained a valid business license from the SAMR, and no application for any such license has been denied. Further, to operate our general business activities currently conducted in China, our relevant Chinese subsidiaries may also be required to obtain other permits from the Chinese government. Company’s Chinese subsidiaries have obtained the necessary permits applicable to them and no application for such permits has been denied by authorities. Our Hong Kong and Philippines subsidiaries likewise have all local government permits to operate their respective businesses.

Certain Chinese Laws and Government Actions.

Chinese National Security Law. Hong Kong’s ‘separate system’ was significantly altered with the application of the Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region (known as the “National Security Law” or “NSL”) in Hong Kong on June 30, 2020. On May 28, 2020, the National People’s Congress of the People’s Republic of China approved a proposal to impose a new national security law for Hong Kong and authorized the Standing Committee of the National People’s Congress to proceed to work out details of the legislation to be implemented in Hong Kong (the “Decision”). The Decision states that the new law will target secession, subversion of state power, terrorism activities and foreign interference and do so without certain, defined limits on the regulatory power or scope. The stated objective of the Decision is to protect the national security of China as a whole (including Hong Kong and Macau) and is purportedly not intended to have a direct commercial bearing on commercial and economic activities. On June 30, 2020, China’s National People’s Congress Standing Committee passed the National Security Law for the Hong Kong. Hong Kong’s Chief Executive promulgated it in Hong Kong later the same day. Among other things, it criminalizes separatism, subversion, terrorism and foreign interference in Hong Kong. Further, China may enforce the NSL in Hong Kong and can prosecute companies and persons in Chinese courts, not Hong Kong courts. We cannot rule out the possibility that the Decision and the implementation of the NSL may not be applied to the Company and its operating subsidiaries in a detrimental, unanticipated manner or that NSL may not trigger retaliatory sanctions or other forms of penalties by foreign governments, which may cause economic and other hardship for Hong Kong, including companies like us that do business in Hong Kong. It is difficult for us to predict the impact, if any, the implementation of the NSL will have on our business, as such impact will depend on future developments and clarification of scope of regulation and enforcement, which are all highly uncertain and cannot be predicted - due in part on the ability of the Chinese government to arbitrarily impose its will on Hong Kong legal, regulatory and economic affairs.

Chinese Data Laws. Chinese Legal Developments for Data Security. On June 10, 2021, China promulgated the PRC Data Security Law (“DSL”), which became effective on September 1, 2021. The legislative intent for this law mainly includes regulating data processing activities, ensuring data security, promoting data development and utilization, protecting the data related legitimate rights and interests of individuals and organizations, and safeguarding national sovereignty, security, and development interests. Article 36 provides that any Chinese entity that provides the regulated data to foreign judicial or law enforcement agencies (regardless of whether directly or through a foreign entity) without approval from the Chinese authority would likely be deemed to be in violation of DSL. Further, Article 2 of Measures for Cybersecurity Reviews, the procurement of any network product or service by an operator of critical information infrastructure that affects or may affect national security shall be subjected to a cybersecurity review under the Article 2 Measures. Pursuant to Article 35 of Cybersecurity Law of the China, where “critical information infrastructure operators” purchase network products and services, which may influence national security, the operators are required to be subjected to a cybersecurity review by Chinese regulators.

The Company and Company’s operating subsidiaries do not operate any known critical information infrastructure. As a result, the Company does not believe that these new legal requirements in China are applicable to the Company or its operating subsidiaries. Since the exact scope of the term “critical information infrastructure operator” and the scope of regulated data subject to the DSL remains unclear and not settled by guidance from the Chinese government, and since the Company provides information technology services to customers in the commercial transaction realm, and since the DSL applies to data processing activities in China and to data processing activities outside China (including Hong Kong) that impact Chinese national security, the Company cannot provide any assurance that the Company and Company’s operating subsidiaries will not be subjected to critical information infrastructure operator review in the future by Chinese government or Hong Kong government. Furthermore, in the event that the Company as a parent company or any of its operating subsidiaries are deemed to be an operator of critical information infrastructure in the future by the Chinese government, the Company and one or more of its operating subsidiaries may be subjected to the above-described regulation and restrictions on business imposed by that regulation. Any such regulation could impose significant regulatory burdens and compliance costs on the Company’s operating subsidiaries in China and potentially in Hong Kong and, as small business operators, that regulation and compliance cost could significantly, adversely impact the financial performance of the Company’s operating subsidiaries and, thereby the Company’s financial performance, and could force the Company or one or more of the Company operating subsidiaries to cease or curtail or limit any involvement in regulated data processing activities. Such changes in operations would be detrimental to the financial performance of the Company’s affected operating subsidiaries and their ability to grow in their primary business lines.

Based on guidance from Hong Kong legal counsel to the Company, the Company and its operations are not currently subject to or materially impacted by the Chinese cybersecurity-data laws described in this Chinese Data Laws. Chinese Legal Developments for Data Security.

Chinese Securities/Investment Regulation and Laws. Chinese Foreign Investment Law ("FIL"), as well as its Implementing Regulations ("Implementing Regulations"), took effect on January 1, 2020. In addition to the FIL and the Implementing Regulations, the 2019 Special Administrative Measures for Foreign Investment (also known as the "FIL Negative List") and the Catalogue of Encouraged Industries for Foreign Investment ("Encouraged Industries Catalogue") took effect on July 30, 2019 (collectively, the "New Law"). The FIL, as a single unified body of law has, as of January 1, 2020, replaced the three previous laws governing foreign investment and foreign invested enterprises ("FIEs") in China, and on paper provides for greater promotion and protection of foreign investment as well as purported enhanced regulatory transparency. The revised FIL Negative List has further liberalized certain Chinese market sectors and reduced restrictions, and the Encouraged Industries Catalogue identifies more key industries (such as manufacturing, technology, and agriculture) in which China further encourages foreign investment with preferential policies. Prior to the FIL, foreign investors, including U.S. investors, who have been operating in China for decades, have faced certain hurdles on business establishment and investment treatment (compared with their Chinese counterparts), and have been restricted from investing in certain sectors unless in a joint venture with a Chinese party. Further, foreign investors have needed to navigate through the Chinese-Foreign Equity Joint Venture Law, the Chinese-Foreign Cooperative Joint Venture Law and the Wholly Foreign Owned Enterprise Law, which imposed specific requirements on corporate formation, foreign ownership ratios, corporate governance and operational management. In addition, insufficient protection of intellectual property rights and trade significant concerns for many foreign investors. The FIL Negative List and Encouraged Industries Catalogue perform the functions of prohibiting and restricting foreign investment in certain sectors, and providing incentives for foreign investment in other fields. While the overall impact of the FIL is to facilitate foreign investment in Chinese companies, if foreign investors invest in prohibited industries or fail to comply with investment access restrictions, they will be required to divest or rectify their non-compliance, and may face other sanctions under the FIL and other Chinese laws. The FIL also allows for certain counter-measures to be imposed in response to prohibitive or restrictive rules against China from other countries. As such, the New Law is another example of evolving Chinese regulatory system that has the potential for significant, unanticipated and potentially detrimental regulation on companies and persons, especially U.S. public holding companies with Chinese or Hong operations – like the Company.

As a further development in Chinese regulatory evolution, on July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council of the People's Republic of China jointly issued “Opinions on Strictly Cracking Down on Illegal Securities Activities in accordance with the Law” (“Opinions”) signaling that the country will step up its supervision of domestic firms listed both onshore and offshore. The Opinions purportedly intend to improve regulation of cross-border data flows and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading. Additionally, China will check sources of funding for securities investment and control leverage ratios. This follows an action in early 2019, when amendments were made to the Securities Law of the People's Republic of China that included penalizing overseas capital-markets activities that hurt investors in China. These government actions are supposedly an attempt to close the loophole that allowed Chinese tech companies to list overseas without the same scrutiny as would apply in a domestic listing process. Chinese internet companies typically adopt the variable interest entity structure that gives them flexibility to raise funds offshore and this evolving Chinese regulation of securities listings overseas is an effort to subject foreign overseas securities offerings and listing by Chinese companies to a domestic regulatory review.

The CSRC is currently drafting rules that could require offshore registered Chinese companies to seek regulatory approval before selling shares in foreign markets, with the Cyberspace Administration of China or “CAC” leading interagency scrutiny into initial public offering or “IPO” candidates to make sure their plans don’t risk national security. Further, the CAC proposed amending its draft cybersecurity-review rules to require internet companies with more than one million users to undergo a cybersecurity review if they are looking to list abroad. The Company and its operating subsidiaries are not internet companies for purposes of the laws and regulations described in in this Chinese Securities/Investment Regulation and Laws, but there can be no assurances of future changes in law, regulation or simply enforcement that does not expand these laws or regulations to activities vital to impact the Company and its operating subsidiaries.

The Company and its operating subsidiaries have not been impacted by these securities-related regulatory developments in China as of the date of the filing of this Amendment Two, but due evolving and uncertain nature of the actual implementation and future scope of Chinese regulation of overseas listing and trading of securities of domestic Chinese companies, the lack of certainty about the scope and enforcement of these securities-related legal and regulatory developments, as well as the ability of the Chinese government to impose or change laws, regulations and policies in Hong Kong, it is uncertain when and whether the Company will be required to obtain permission from the Chinese government for our current quotation on the OTCQB or any future application to have our securities list on a U.S. stock exchange, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any Chinese or Hong Kong regulatory authorities and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. As a result, our common stock may decline in value dramatically or even become worthless or illiquid should we become subject to new requirement to obtain permission from the Chinese government to list on U.S. exchange in the future.

Chinese Currency Controls. The Chinese government imposes controls on the convertibility of the RMB, the Chinese currency, into foreign currencies and, in certain cases, the remittance of currency out of China. Company’s Chinese operating subsidiaries receive their revenues in RMB. Under existing Chinese foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from Chinese State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements, including: When conducting outward remittance of a sum equivalent to more than $50,000 for a domestic institution, the bank involved shall, under the principle of genuine transaction, check the profit distribution resolution made by the board of directors (or profit distribution resolution made by partners), original of tax filing form and audited financial statements, and stamp with the outward remittance sum and date on the original of tax filing form. In addition, the company shall make up its losses of previous years according to law. The transaction must be filed with qualified banks instead of SAFE. Chinese subsidiaries should be able to pay dividends in foreign currencies to the Company without prior approval from SAFE, subject to the condition that the remittance of such dividends outside of the China complies with certain procedures under Chinese foreign exchange regulation, such as the overseas investment registrations by the beneficial owners of our company who are Chinese residents. But approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The Company secured a revolving credit loan from a Texas bank in July 2022 and sums loaned under that revolving credit loan will have to be paid in U.S. Dollars. The Company does not believe that these restrictions will prevent use of payments from its Chinese subsidiaries to repay any sums due under the revolving credit loan. However, the Chinese government may at its discretion restrict access in the future to foreign currencies for current account transactions by Chinese based companies.

Philippines Laws and Regulations - Manila, Philippines Operating Subsidiary. The Company’s operating subsidiary in Manila, Philippines, TAP Services, Inc., is operating under a legal and regulatory system that does not present the same level of uncertainty and risks as experienced by Company’s Chinese and Hong Kong operating subsidiaries. While the Philippines has experienced political unrest and challenges to its democratic form of government, the Company’s Manila operating subsidiary has not been adversely impacted by the political turmoil in the Philippines. The Philippines is a multi-party, constitutional republic with a bicameral legislature and has a U.S. style judicial system, which are each similar to the United States political and judicial systems. United States and Philippines have strong economic, military, cultural and government relations. While the national government in the Philippines can act in an arbitrary manner, especially in human rights matters, the Company and Company’s operating subsidiary in Manila, Philippines have not experienced the uncertainties and perceived risks observed in China and Hong Kong.

U.S. Laws: The Holding Foreign Companies Accountable Act (the “HFCAA”)

As more stringent criteria has been imposed by the SEC and the PCAOB in 2021 and 2022 on companies with foreign public auditors, and under the HFCAA, Company’s securities may be prohibited from being traded on the over-the-counter (the “OTC”) markets or from being listed on U.S. national securities exchanges if Company’s current public auditor is not able to be fully audited and inspected by the PCAOB for three consecutive fiscal years, and this ultimately could result in trading in Company securities being prohibited in United States and delisted from OTCQB in early 2024.

The HFCAA was enacted on December 18, 2020. The HFCA Act states that if the SEC determines that a public company’s audit reports issued by a registered public accounting firm has not been subject to full audit and inspection by the PCAOB for three consecutive years beginning in 2021, due to foreign government policies or position, the SEC shall prohibit that public company’s securities from being traded on a national securities exchange or in the over-the-counter trading market in the United States after the third consecutive fiscal year.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to Exchange Act registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a policy or position taken by an authority in foreign jurisdictions, like China (including Hong Kong).

On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China and (ii) Hong Kong. Our auditor, Zhen Hui, CPA, is an independent registered public accounting firm with the PCAOB and has been identified by the PCAOB as a public auditor located in Hong Kong that cannot be fully audited or inspected due to Chinese government policies. The Company has been identified as a “Commission Identified Issuer” by the SEC under HFCAA rules issued by SEC, which means our public auditor cannot be fully audited and inspected by PCAOB because of Chinese government policies. Company’s Common Stock will be delisted or removed from quotation on OTCQB in early 2024 and not allowed to trade on U.S. national securities markets if Company has a public auditor who cannot be fully inspected or audited by PCAOB and writes the auditor report for fiscal years 2021, 2022 and 2023.

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted into law, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its public auditor is not subject to full audit and investigation by PCAOB for two consecutive years instead of three - thus reducing the time before our securities may be prohibited from trading or being delisted. As of September 12, 2022, the Accelerating Holding Foreign Companies Accountable Act (H.R. 6285 — 117th Congress) has not been approved in an identical form by both houses of Congress, which is required for transmission to the U.S. President for signing and enactment into law. It is uncertain if this legislation will become law, but since there is the possibility of the Accelerating Holding Foreign Companies Accountable Act becoming law, especially considering current Chinese-U.S. relations and the impact of those relations on legislation, the risks and uncertainties of the Accelerating Holding Foreign Companies Accountable Act remain pertinent and present and, if enacted into law, would require the Company to have a public auditor for its annual audits that can be fully audited and inspected by PCAOB for the Company’s 2022 annual audit, instead of the Company’s 2023 annual audit, to avoid having its Common Stock delisted from OTCQB in 2023 and the Company being unable to list its securities on a U.S. national securities exchange.

Potential Compromise by PCAOB and China on HFCAA. On August 26, 2022, the SEC issued a Statement on Agreement Governing Inspections and Investigations of Audit Firms Based in China and Hong Kong (“August 26, 2022 Compromise”). Under the August 26, 2022 Compromise, the PCAOB, China Securities Regulatory Commission (“CSRC”), and Ministry of Finance of People’s Republic of China established a framework allowing the PCAOB to inspect and investigate registered public accounting firms in mainland China and Hong Kong. This framework potentially prevents the possible delisting of approximately 200 China-based issuers from the U.S. stock exchanges pursuant to the HFCAA, including the Company. However, it is not certain that the implementation of the August 26, 2022 Compromise will in fact result in public auditors in China and Hong Kong being able to be fully audited and inspected by PCAOB to the extent that the risk and threat of delisting of U.S. traded securities of Commission Identified Issuers, like the Company, under the HFCAA will be eliminated by virtue of the August 26, 2022 Compromise. Since the August 26, 2022 Compromise has not conclusively changed the risks and uncertainties faced by the Company under the HFCAA as of the date of the filing of this Amendment Two, the Company continues to face the risk and uncertainties under the HFCAA. As such, the Company is continuing with its planning to avoid delisting under the HFCAA by seeking new possible public auditors not subject to HFCAA and its rules.

If the August 26, 2022 Compromise ends the threat of delisting due to the current public auditor being removed from the PCAOB list of Chinese auditors that cannot be fully investigated and audited by PCAOB and does so before the 2023 annual audit, and if Accelerating Holding Foreign Companies Accountable Act becomes law and it does not prevent the August 26, 2022 Compromise from removing the risks and uncertainties for the Company under the HFCAA, then the Company may consider retaining its current public auditor. Nonetheless, Company intends to take necessary actions to prevent the delisting of its Common Stock from OTCQB under the HFCAA and its rules. The Company has not engaged a new auditor as of the date of the filing of this Amendment Two who can be fully inspected and audited by the PCAOB due to foreign government policy. See: (1) “Item 1A. Risk Factors – Risks Related to Doing Business in China and Hong Kong — Under the HFCA Act, our securities may be prohibited from being quoted and traded on any U.S. securities exchange or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in trading in our securities being prohibited. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.” on page 25 below; and (2) Item 9C Disclosure regarding Foreign Jurisdictions that Prevent Inspections on page 29.

The HFCAA and Accelerating Holding Foreign Companies Accountable Act are examples of U.S. legislation imposing regulatory burdens, risks and uncertainties on companies based in China or Hong Kong, including U.S. holding companies based in Hong Kong (like the Company) or China. As part of an effort to foster greater transparency and integrity, as well as possibly in response to political, economic or miliary competition and tensions between the United States and China, especially over the disputed independence of Taiwan and U.S. support of Taiwan independence, the U.S Congress may pass and U.S. President may sign new laws that create further regulatory burdens, risks and uncertainties on the Company and its continued operation as a U.S. holding company with Chinese and Hong Kong operating subsidiaries and the Company securities continued to be quoted and traded in the United States. Further, the U.S. President may take executive actions posing the same risks and uncertainties for the Company and Company’s operating subsidiaries.

The U.S. government, including the SEC, has recently made statements and taken certain actions that may lead to significant changes to U.S. and international relations, and will impact companies with connections to the United States or China (including Hong Kong). The SEC has issued statements primarily focused on companies with significant China-based operations. For example, on July 30, 2021, Gary Gensler, Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations. The new level of regulatory scrutiny on Chinese-based companies is reflected in the SEC’s issuance of Sample Letter to China-Based Companies with special disclosure concerns and guidance for Chinese based companies. The Company may be subject to additional regulation and regulatory burdens as a result of its presence in Hong Kong and ownership of Chinese and Hong Kong operating subsidiaries. These additional burdens may increase operating overhead, reduce gross revenues, and result in enforcement and litigation that adversely impacts the financial condition of, and investor support for and confidence in, the Company.

Russian Ukraine War; Taiwan. The Company and its operating subsidiaries have no offices, operations, customers, business partners, personnel or transactions in Russia, Ukraine or any adjacent nations. As of the date of the filing of this Amendment Two, the Company and its operating subsidiaries have not been adversely impacted by the Russian-Ukrainian war, or cybersecurity threats from Russia or Ukraine, or business disruption of commerce caused by Russian-Ukrainian war, or the response of United States and Europe to the Russian-Ukrainian conflict. As a small business information technology service provider to local businesses, and with no operations in in the United States or non-Asia regions, our operations are not significantly impacted by global supply chain disruptions and sanctions against Russia by the U.S. or European Union, or related energy shortages and disruptions.

Except as noted below, the Company does not know of any trends or uncertainties that have, had or are reasonably likely to have a material impact on Company’s or its subsidiaries’ cash flows, liquidity, capital resources, cash requirements, financial position, or results of operations arising from, related to, or caused by the global disruption from, Russia’s invasion of Ukraine and resulting war, including uncertainties that may include impairments of financial assets or long-lived assets; declines in the value of investments, or recoverability of deferred tax assets; the collectability of consideration related to contracts with customers; and modification of contracts with customers.

The continuation or spread of the Russia-Ukraine conflict, especially if the United States and China were to become more deeply involved in the conflict and such involvement heightens United States-Chinese tensions, could result in a downturn in the global economy, which may: (1) negatively impact the economies of China, Hong Kong and Philippines and thereby potentially reduce customer demand for services of the Company’s operating subsidiaries; and (2) result in increased conflict and animosity between United States and China and one or both nations adopting retaliatory laws and policies that negatively affect the ability of the Company to remain a U.S. public holding company able to receive investment or funding from non-Chinese, non-Hong Kong sources and able to continue to have its shares of Common Stock quoted on the OTC or any other U.S. securities exchange or national quotation system.

Further, the ongoing threat of Chinese military action against Taiwan, or any actual Chinese military action against Taiwan, whether encouraged by the Russian-Ukrainian conflict or not, causes ongoing and potentially heightened uncertainties and risks to the Company’s U.S public holding company status as well as U.S. or European investors’ confidence in the Company and its securities. Any United States response to any Chinese military action against Taiwan, and any Chinese response to United States’ response, could include legislation, regulations or other actions that make the current corporate structure of the Company and its status as a U.S. public holding company with Chinese and Hong Kong operations untenable or impossible.

China’s position has been that Taiwan is part of China and China does not recognize Taiwanese independence. U.S. support of Taiwan on any level or manner is viewed by Chinese government as an improper intrusion by the United States in Chinese internal affairs and a challenge to Chinese sovereignty.

While U.S. does not have formal diplomatic relations with Taiwan, the United States maintains extensive informal diplomatic, political, military and economic relations with Taiwan. Under the Taiwan Relations Act and related diplomatic communiques, the U.S. opposes any unilateral changes to the status quo by China; does not ‘actively’ support Taiwan independence and expects any Chinese-Taiwanese cross-strait differences to be resolved by peaceful means.  Consistent with the Taiwan Relations Act, the United States makes available defense articles and services as necessary to enable Taiwan to maintain a sufficient self-defense capability and U.S. maintains our capacity to resist any resort to force or other forms of coercion that would jeopardize the security, or the social or economic system, of Taiwan. Whether the United States would use its military to protect Taiwan from Chinese invasion is uncertain, but the United States has demonstrated and projected its military might in and around Taiwan when Chinese actions constitute a military challenge to Taiwanese independence. Due to the importance of Taiwan to the U.S. economy, especially in terms of semiconductor supplies and technology cooperation and contributions, there is a perceived probability that the United States would assert some level of U.S. military support to counter any Chinese military action against Taiwan.

Besides the conflict and tensions between China and United States over Taiwan, the two nation’s competition and conflicts as economic, international relations and military rivals in East Asia creates the possibility of retaliatory laws, regulations or policies by one or both nations and possibly significant, adverse impact on the Company and Company’s operating subsidiaries and Company’s shareholders.

Environmental Matters. In 2020, China's President Xi Jinping said his country would aim for its climate change emissions to reach their highest point before 2030 and for carbon neutrality before 2060. However, China has been vague on how it will achieve these goals and China continues to emphasize economic growth over controlling climate control. It is unclear if China will be able to control carbon emissions and curtail impact of climate change on China and its economy.

Parts of China, mostly southern and southwest China, have experienced power outages in August 2022 due to severe, protracted droughts affecting hydroelectrical output. The power outages are mostly in Sichuan Province in south central China. As of the date of the filing of this Amendment Two, the Company and its Chinese and Hong Kong operations have not been adversely impacted by these power outages. The Company’s and its Chinese and Hong Kong operating subsidiaries’ operations and customer bases are mostly in Eastern China. The spread of drought conditions in China or continuation of existing drought conditions in China could negatively affect overall economic conditions in China by reducing power to factories and causing a resulting decline in industrial output, which in turn could cause a downturn in economic performance of China and Hong Kong and, consequently, possibly reduce customer demand for services of the Company’s Chinese and Hong Kong subsidiaries.

Hong Kong has been importing significant levels of nuclear electricity from the Daya Bay Nuclear Power Station in Guangdong, China since 1994, as well as supplementing energy needs by coal generation facilities. Hong Kong has adopted a green energy policy that is reducing reliance on coal imported from other nations and increasing energy efficiencies by businesses and residents. Due to high population density of Hong Kong and large percentage of the population living and working in high rinse buildings, adequate and reliable electrical power is important to business and economic activity. In 2021, the Government announced Hong Kong's Climate Action Plan 2050, which outlined four major decarbonisation strategies, namely “net-zero electricity generation”, “energy saving and green buildings”, “green transport” and “waste reduction”, that would lead Hong Kong towards the goal of carbon neutrality before 2050. It also sets out a more vigorous interim decarbonisation targets to reduce Hong Kong's carbon emissions by 50% before 2035 as compared to the 2005 level. Two thirds of carbon emissions in Hong Kong come from coal based generation of electricity. The Hong Kong government has set a goal of ending use of coal for electricity generation by 2035. There can be no certainty that either China or Hong Kong will be able to combat the adverse and increasingly severe impact of climate change on China or Hong Kong, even if they both timely achieve climate change emission goals.

The increasing impact of climate change in China and rest of Asia and the unpredictability of the severity and timing of that impact creates substantial uncertainty and risks potentially impacting the Company and its subsidiaries, especially the impact on power supply to business operations and general economic conditions. A continuation or geographical expansion of severe drought in China could reduce the ability of China to provide adequate or ongoing electrical power for businesses in China. In 2021 and 2022, China has experienced power outages and regulatory efforts to control electrical consumption in industrial centers of China, including Guangdong, Jiangsu, Fujian and Yunnan due to cost of coal, a major fuel for electrical generation, impact of drought on hydroelectrical power generation and increasing temperatures increasing businesses’ and individuals’ demand for electrical power for air conditioning. Climate change has and will continue to impact general economic conditions and thereby potentially decrease customer use or demand for our services.

While the Company’s operating subsidiaries have not experienced any significant, direct adverse impact on business operations from current climate change problems experienced by China and Hong Kong, climate change represents a significant, increasing and ongoing source of significant uncertainties and risks potentially affecting all companies in numerous industries in China and Hong Kong.

Strategic Planning. As part of its strategic planning, the Company’s management is evaluating possible options in response to a situation where the continuation of the Company operating as a U.S. public holding company with Chinese and Hong Kong operating subsidiaries becomes impractical or not possible. The Company is not pursuing those options as of the filing of this Amendment Two and its review is merely contingency planning. Possible responses to an inability to continue operating as a U.S. public holding company with Chinese and Hong Kong operating subsidiaries include reincorporation to a non-U.S. jurisdiction by the Company, an acquisition or merger involving the Company or Company’s operating subsidiaries, asset sales, or liquidation. There is no assurance that the Company could consummate any such transaction or transactions or, if the Company did effect any of those transactions that: the Company would remain a U.S. public holding company with its securities quoted on the OTCQB or listed on a U.S. national securities exchange; the Company’s Common Stock would be liquid or retain any value; or the Company’s shareholders would receive any securities or cash, or other return on investment in the Company; or the Company would be able to have or accept investments from U.S. investors.

Item 1A. Risk Factors

In evaluating our company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Amendment Two, including the Form 10-K and Amendment One, as well as consolidated financial statements and the related notes therein or herein. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations or future prospects, in which case the market price of our common stock could decline or become worthless. Unless otherwise indicated, reference in this Item 1A and elsewhere in this Amendment Two to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our reputation, financial condition, results of operations, revenue or our future prospects, value of our common stock, and our ability to continue as a U.S. public holding company. The material and other risks and uncertainties summarized above in this Amendment Two and described below are not intended to be exhaustive and are not the only ones we face or will face in the future. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair or harm our business. This Amendment Two also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Statement Regarding Forward-Looking Statements” above on page 3. With respect to the operational and legal risks of conducting business in China and Hong Kong, the following Risk Factors amend and supplement Risk Factors in the Form 10-K and Amendment One.

Operational and Legal Risks Associated with being a U.S. Public Company with Chinese-Based and Hong Kong-Based Operations.

Summary. The Chinese government may exercise significant oversight and discretion over the conduct of Company and Company’s operating subsidiaries in China as well as in Hong Kong (despite Hong Kong being a separate system from mainland China) and may intervene in or influence our operations and our status as a U.S. public holding company at any time. These Chinese governmental actions:

●	could disallow our corporate structure as a U.S .public holding company in Hong Kong or our ownership of Chinese subsidiaries;
●	could result in a material change in our operations, including, without limitation, reincorporation of companies, transfers of operations or assets to other jurisdictions, cessations of operations, bankruptcy, insolvency, liquidation, changes in business lines, efforts to list or continue to trade our securities on non-U.S. securities exchanges and going private transactions – each of these transactions could render worthless or illiquid or nominal in value any investment in the Company;
●	could hinder our ability to continue to offer securities to investors outside of China and Hong Kong or list our securities on any U.S. national securities exchange or OTCQB; and
●	may cause the value of our securities to significantly decline or become illiquid investment or completely worthless.

In particular:

●	Uncertainties with respect to the evolving and unpredictable Chinese legal and regulatory system and related actions by the Chinese government in China as well as in Hong Kong could adversely affect us and our China or Hong Kong operating subsidiaries.
●	China’s and Hong Kong’s economic, political and social conditions may change rapidly with little advance notice and due to the central Chinese government being able to arbitrarily and without any or very limited prior notice impose changes on Chinese and Hong Kong economies, political and legal systems, regulation, trade and international commerce;
●	Company’s China and Hong Kong operating subsidiaries may be limited in its ability to make cash distributions to the Company or its shareholders, or pay debts owed outside of China or Hong Kong.
●	Government control of currency conversion and foreign currency transactions may affect the value of Company securities or adversely impact trading in Company shares of Common Stock.
●	Failure to comply with certain existing or new regulations may subject Company’s or Company’s operating subsidiaries’ Chinese or Hong Kong employees, officers and directors to fines, sanctions or arrest.
●	Company and Company’s operating subsidiaries in China and Hong Kong may be subject to a variety of Chinese laws, regulations and other obligations regarding privacy data, international transactions, investment by non-Chinese investors and data protection and those laws and other obligations may force ending the current corporate structure of the Company as a U.S. public holding company or curtailment or cessation of certain business activities of Company’s operating subsidiaries.
●	Political, military and economic tensions between the United States and China, over Taiwan independence or as a result of the two nations being competitors as global economic and military superpowers, may cause retaliatory laws, regulations or policies by one or both nations that make impossible or impractical the continuation of the Company as a U.S. public holding company with U.S. investors and Common Stock traded in the United States and operating subsidiaries in China or Hong Kong or both.

Substantial uncertainties and restrictions with respect to the political and economic policies of the Chinese government and Chinese laws and regulations could have a significant impact upon the business that we conduct in Hong Kong and in China and accordingly on the financial condition of the Company. Our business, financial condition and results of operations, and the value of our common stock, or our ability to offer or continue to offer securities to investors, may be materially and adversely affected as a result of actions by the Chinese government in China or in Hong Kong in past two years.

Our business operations may be adversely affected by the current and future political environment in the China and in Hong Kong. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The interpretations of many laws, regulations and rules may not always be uniform and the enforcement of these laws, regulations and rules may involve uncertainties for you and us. Our ability to operate in China, and as a result of the ability of the Chinese government to impose its will in Hong Kong and do so in spite of the Basic Law, in Hong Kong, our ability to conduct overseas securities offerings, and the ability of U.S. investors to continue to invest in Hong Kong-based or in China-based issuers may be harmed by these changes in its laws and regulations, including those relating to taxation, import and export tariffs, healthcare regulations related to COVID-19 pandemic, environmental regulations, land use and property ownership rights, and other matters. Accordingly, Chinese government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China and also, directly and consequently, in Hong Kong, or particular regions thereof, and could limit or completely hinder our ability to offer or continue to offer securities to U.S. investors or require us to divest ourselves of any interest we then hold in Hong Kong or Chinese operations, properties or joint ventures. Any such actions (including divesture or similar actions) could result in a material adverse effect on us and on your investment in us and could render our securities and your investment in our securities worthless or illiquid.

There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including, but not limited to, the laws and regulations governing our businesses in China and in Hong Kong. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties, there is substantial uncertainty about legal, regulatory and affected economic matters. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively by Chinese government and Hong Kong government acting under direction of Chinese government. In addition, there have been constant changes and amendments of laws and regulations over the past 40 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts that provide interpretations of laws and regulations and decide contractual disputes and issues may change their interpretation or enforcement very rapidly with little or no advance notice at any time, we cannot predict the future direction of Chinese legislative and regulatory activities with respect to our businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China or in Hong Kong. The uncertainties, including new laws and regulations and changes of existing laws, as well as may cause possible problems to U.S. and other foreign investors in Chinese-based and Hong Kong-based companies.

Although the Chinese government has been pursuing economic reform policies for more than two decades, the Chinese government continues to exercise significant control over economic growth in the Chinese through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. Chinese government actions are affected in part by the desire of that government to retain extensive control over all aspects of the nation and, increasingly, have greater control over Hong Kong. We cannot assure you that the Chinese government will continue to pursue policies favoring a market-oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the China.

Chinese Government has the unfettered authority to impose new laws, regulations and policies on Chinese and, if the Chinese Government so chooses, on Hong Kong companies and those changes may have an adverse, significant impact on the Company and Company’s operating subsidiaries.

Chinese Government has the unfettered authority to impose new laws, regulations and policies on Chinese and, if the Chinese Government so chooses, on Hong Kong companies, and to do so with little or no prior notice. The Chinese government can also change existing laws, regulations and policies with no or little prior notice. Those changes may have an adverse, significant impact on the Company and Company’s operating subsidiaries. Any such intervention or actions by the Chinese government may require a material change in our operations or result in increased costs necessary to comply with newly adopted laws, regulations or policies, or penalties for any failure to comply. In addition, the market prices of our common stock could be adversely affected as a result of anticipated negative impacts of any such Chinese government actions, as well as negative investor sentiment towards Chinese-based companies and Hong Kong-based companies subject to direct Chinese government oversight and regulation, regardless of our actual operating performance. There can be no assurance that the Chinese government would not intervene in or influence our operations at any time and in a significant, adverse manner.

Company is not currently required to obtain permission from the Chinese government for the trading of our common stock on the OTCQB. However, there is no guarantee that this will continue to be the case in the future, or even when such permission is obtained, it will not be subsequently denied or rescinded. Any actions by the Chinese government to exert more oversight and control over securities offerings or funding transactions (including businesses whose primary operations are in Hong Kong) that are conducted overseas, or foreign investments in issuers with Hong Kong-based or Chinese based operations could significantly limit or completely hinder our ability to offer or continue to offer securities to U.S. or other non-Chinese investors and cause the value of our securities to significantly decline, become illiquid, or be worthless.

Recently, the Chinese government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. See Item 1. Business – Chinese Securities/Investment Laws at page 10 above. Currently, these statements and regulatory actions have had no direct, significant impact on Company’s or Company’s operating subsidiaries’ daily business operations, the Company’s ability to accept foreign investments and list Company’s securities on an U.S. or other foreign exchange. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our operating subsidiaries business operation, or the ability of the Company to accept foreign investments and list Company securities on an U.S. or other foreign exchange.

Potential political and economic instability in Hong Kong may adversely impact our results of operations. We may also face the risk that related changes in the policies of the Chinese government could have a significant impact upon the business we conduct in China and also in Hong Kong and the profitability of such businesses.

A significant portion of our operations are conducted in Hong Kong and Company’s principal executive offices and management are located in Hong Kong. Accordingly, political and economic conditions in Hong Kong and the surrounding region may directly affect our business. Since 2020, a number of political protests and conflicts have occurred in Hong Kong in connection with legislation that would allow local authorities to detain and extradite people who are wanted in territories that Hong Kong does not have extradition agreements with, including mainland China. The economy of Hong Kong has been negatively impacted, including the retail market, property market, stock market, and tourism, from the Hong Kong pro-democracy protests and Chinese and Hong Kong governments reactions.

Under the Basic Law, Hong Kong is supposed to be exclusively in charge of its internal affairs and external relations, while the Chinese government is responsible for Hong Kong’s foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. In response to political protests in Hong Kong, the Chinese government has started to exercise greater control over Hong Kong – as witnessed by the NSL described in Item 1. Business - Chinese National Security Law at page 9 above. We cannot assure you that the Hong Kong protests will not affect Hong Kong’s status as a Special Administrative Region of China and thereby affecting Hong Kong’s current relations with foreign states and regions.

Our revenue could susceptible in the future to any further political protests or factors which affect the stability of the social, economic and political conditions in Hong Kong. We have not experienced in adverse impact on our business as a result of the Hong Kong protests as of the date of the filing of this Amendment Two, but we can provide no assurances that future political protests will not harm our operations or provoke Chinese government responses that are significantly adverse to our business, our status as a U.S. public holding company or the value of our common stock.

It is unclear whether there will be other political or social unrest in the near future or that there will not be other events that could lead to the disruption of the economic, political and social conditions in Hong Kong. If such events persist for a prolonged period of time or that the economic, political and social conditions in Hong Kong are to be disrupted, our overall business and results of operations may be adversely affected.

In addition, economic, political and legal developments and social conditions in the China may significantly affect our business, financial condition, results of operations and prospects. The Chinese economy is in transition from a planned economy to a market-oriented economy subject to plans adopted by the government that set national economic development goals. Policies of the Chinese government can have significant effects on economic conditions in the China and consequently in Hong Kong. While we believe that the Chinese will continue to strengthen its economic and trading relationships with foreign countries and that business development in the China will continue to follow market forces, we cannot assure you that this will be the case, especially in light of ongoing Chinese-United States political, military and economic tensions and conflict. Our business operations and prospects, financial condition, and results of operations may be adversely affected by changes in policies by the Chinese government, including:

●	changes in laws, regulations or their interpretation;
●	confiscatory taxation;
●	restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for profit enterprise;
●	expropriation or nationalization of private enterprises; and
●	the allocation of resources or unanticipated, drastic environmental laws and regulation (including electrical power usage) imposed by significant impact of climate change.

If the Company becomes directly subject to the recent scrutiny, criticism and negative publicity involving U.S. Public Companies with Chinese or Hong Kong operating subsidiaries, the Company may have to expend significant resources to investigate and resolve the matter which could harm our business operations and our reputation and could also result in a loss of your investment in shares of Company Common Stock, especially if those matter cannot be addressed and resolved favorably.

U.S. public companies that have all or substantially all of their operations in China or Hong Kong or both have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around instances of financial and accounting irregularities, lack of effective internal controls over financial accounting and reporting, inadequate corporate governance policies or a lack of adherence thereto and allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed companies with Chinese or Hong Kong operations has sharply decreased in value in instances and, in some cases, has become virtually worthless. Some of these companies have been the subject to shareholder lawsuits and SEC enforcement actions and have conducted internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company and our business. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we may have to expend significant resources to investigate such allegations or defend the Company. This situation may be a major distraction to Company and its Chinese or Hong Kong operating subsidiaries. If those allegations are not proven to be groundless, our Company and business operations will be severely hampered and an investment in Company’s Common Stock could be rendered worthless. In addition, major issues with other U.S. public companies with Chinese-based or Hong-Kong-based operating subsidiaries in the future, could have a negative effect on the value of your investment in the Company’s Common Stock, even though the Company is not involved.

In light of recent events indicating greater oversight by the Cyberspace Administration of China over data security, particularly for companies seeking to list on a foreign exchange, though such oversight has not been imposed on our operations as of the date of the filing of this Amendment Two, we may be subject to a variety of Chinese laws and other obligations regarding data protection and any other rules, which can apply to Chinese as well as Hong Kong companies, and any failure to comply with applicable laws and obligations could have a material and adverse effect on our business, our quotation and trading of our Common Stock on OTCQB market or any U.S. national securities exchange, or our financial condition, and results of operations.

Even though, currently, the Company and its Chinese and Hong Kong subsidiaries have not been subject to or adversely impacted by Chinese laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data, these laws continue to develop, and the Chinese government may adopt other rules and restrictions in the future or change enforcement of current rules and restrictions. Non-compliance could result in penalties or other significant legal liabilities for the Company, its subsidiaries or officers, directors and employees of those companies.

The PRC’s Data Security Law and other Chinese laws or measures described in Item 1 - Chinese Data Laws. Chinese Legal Developments for Data Security, at page 11, impose regulations, review and conditions on the storage, security, purchase, collection and use of personal information and important data collected and generated by a critical information infrastructure operator (“CIIO”) in the course of its operations in China, including on the purchase of data affecting national security. The exact scope of what constitute a “CIIO” remains unclear. Further, the Chinese government authorities may have wide discretion in the interpretation and enforcement of these laws. While the business of our Chinese and Hong Kong subsidiaries have not been adversely impacted by these this regulation and laws (in part, because we are small business providing basic information technology consulting and services business focused on local retailers and not the large data processing or internet commerce companies that are apparent concern of Chinese authorities), there remains uncertainty about the final content and enforcement of these and other regulations, interpretation and implementation, and various other implications. It also remains uncertain whether any future regulatory changes would impose additional restrictions on companies like the Company and its Chinese and Hong Kong subsidiaries.

As of the date of the filing of this Amendment Two, Company and its operating subsidiaries have not received any notice from any authorities identifying the Company or any of its subsidiaries as a CIIO or requiring us to undertake a cybersecurity review by the CAC. Further, we have not been subject to any penalties, fines, suspensions, investigations from any competent authorities for violation of the regulations or policies that have been issued by the CAC to date. As our operations currently operate, Company believes that the Company and its operating subsidiaries are not subject to the cybersecurity review by the CAC, given that we are a basic information technology service provider to retailers and not engaged in ownership or control of the operation of regulated information infrastructure being targeted by Chinese authorities. However, there remains uncertainty as to how the regulations will be interpreted or implemented and whether the Chinese regulatory agencies, including the CAC, may adopt new, unanticipated laws, regulations, rules, or detailed implementation and interpretation. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we expect to take all reasonable measures and actions to comply, but any such future laws, regulations or review could be time consuming and costly to comply with, and could have a material impact on the Company and its Chinese and possibly Hong Kong subsidiaries’ operations and financial results. We may be unable to adapt to any such changes and would be forced to restructure our company or Company’s operating subsidiaries in a manner or to an extent that harms our financial performance and the value of our Common Stock.

Chinese Government has taken regulatory actions in 2021 to potentially exercise greater control and regulatory scrutiny of Chinese-based companies issuing securities to foreign investors. If applicable to the Company, these actions may significantly affect or even prevent the Company from issuing securities to U.S. and other non-Chinese investors.

On July 6, 2021, the Chinese government published the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions call for strengthened regulation over illegal securities activities and increased supervision of overseas listings by China-based companies, and propose to take effective measures, such as promoting the construction of relevant regulatory systems to regulate the risks and incidents faced by China-based overseas-listed companies. As of the date of this Amendment Two, no official guidance or related implementation rules have been issued in relation to these recently issued opinions and the interpretation and implementation of these opinions remain unclear at this stage. On December 24, 2021, the State Council published the Provisions on the Administration of Overseas Securities Offering and Listing by Domestic Companies (draft for consultation, “Draft Administration Provisions”), as well as the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (draft for consultation, “Draft Administration Measures”). Under the Draft Administration Provisions, a filing-based regulatory system will be introduced to cover both direct and indirect overseas issuance and listing of securities. The Draft Administration Measures further provide the scope of activities subject to the filing requirement, and relevant criteria for determining whether an activity falls within the scope. Pursuant to the Draft Administration Measures, the determination as to whether a Chinese domestic company is indirectly offering and listing securities in an overseas market shall be made on a substance over form basis. An issuer could be subject to this law in a securities offering and related listing on a U.S. or other foreign securities exchange if: (1) the total assets, net assets, revenues or profits of the domestic operating entity of the issuer in the most recent accounting year account for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (2) the senior management in charge of business operation and management of the issuer are mostly Chinese citizens or have domicile in China, and the issuer’s main places of business are located in China or main business activities are conducted in China. The Draft Administration Provisions and the Draft Administration Measures were released for public comment only, and the draft provisions and anticipated adoption or effective date are subject to changes and thus its interpretation and implementation remain substantially uncertain.

Company has been advised by Hong Kong counsel that we, including our subsidiaries, are not subject to any pre-approval requirement, filing or reporting from Chinese authorities, including the CSRC, or Cybersecurity Administration Committee, or CAC, to issue securities to foreign investors, to continue to have our Common Stock quoted on the OTCQB. or to obtain any further permissions to conduct our current business in the China or Hong Kong in addition to the permits currently held by us to operate our general business activities. Nevertheless, we may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Furthermore, given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and there are uncertainties with respect to the Chinese legal system and changes in laws, regulations and policies, including how those laws and regulations will be interpreted or implemented. We may become subject to these laws and regulations regardless of their current purported scope and enforcement. Although as of the date of this Amendment Two, the Company has not been involved in any investigations initiated by the applicable government regulatory authorities, nor have we received any inquiry, notice, warning or sanction in such respect

As of the date of this Amendment Two, the Company has not been required to obtain additional permission or approval from Chinese authorities, including the CSRC and the CAC, to offer the securities being registered to foreign investors. The Company has not been required to obtain any pre-approval or fulfill the filing and reporting obligation from or to Chinese authorities for trading of its Common Stock on the OTCQB. However, if the Company is required to obtain approval or fulfill the filing and reporting in the future and are denied permission from Chinese authorities to trade our securities on the OTCQB, or to list on a U.S. securities exchanges, we will not be able to continue trade our securities on OTCQB or list those securities on a U.S. securities exchange, which would materially, adversely affect the investment of the investors. Our Common Stock is not quoted or listed on any other securities exchange and, if the trading of our Common Stock on OTCAB or on any U.S. national securities exchange was prohibited by China government, we may be unable to attain the quotation or listing of our Common Stock on any public securities market outside of the United States and thereby not have a public market for the shares of Common Stock.

Since Chinese government pronouncements and regulatory actions in the past two years are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. As such, the lack of applicability of the Chinese laws discussed herein to the Company or its operating subsidiaries may change with little or no prior notice.

The future development of national security laws and regulations in Hong Kong could materially impact our business by possibly triggering sanctions and other measures which can cause economic harm to our business.

As disclosed in Item 1. Business – Chinese National Security Law at page 9 above, the NSL will target secession, subversion of state power (which includes pro-democracy protests), terrorism activities and foreign interference. The stated objective of the NSL and underlying Decision is to protect the national security of China as a whole (including Hong Kong and Macau) and is not purportedly intended to have a direct commercial bearing on commercial and economic activities. Among other things, NSL criminalizes separatism, subversion, terrorism and foreign interference in Hong Kong. We cannot rule out the possibility that the NSL and Decision and the implementation of the NSL may trigger sanctions or other forms of penalties by foreign governments, who may view enforcement of the NSL as Chinese government suppression of democracy and democratic principles and not a as enforcement of a bona fide national security law, which may cause economic and other hardship for Hong Kong, including companies like us that do business in Hong Kong. U.S. retaliation against the application of the NSL could take the form of increased regulatory burdens or regulatory scrutiny of companies like the Company. It is difficult for us to predict the impact, in any, the implementation of the NSL will have on our business, as such impact will depend on future developments, which are highly uncertain and cannot be predicted.

Because our principal office is located in Hong Kong and our executive officers and directors are located outside the United States, with the exception of one U.S. resident director, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal or state courts may be limited.

Our executive offices, operations and assets are primarily located in Hong Kong or China and our directors are either permanent residents or citizens of, and reside in, Hong Kong, China or Singapore, except for director Robert Trapp, who is a citizen and resident of the United States. In addition, and excepting Mr. Trapp, all of their assets are located outside of the United States. Our Chairman, Mr. Chan Heng Fai, is a citizen and resident of Singapore. Our senior officers, Mr. Tan Seng Wee, the Chief Executive Officer, and Mr. Au Cheuk Lun, our Chief Financial Officer, are permanent residents of Hong Kong and are Chinese nationals. According to the Nationality Law of the China, Chinese nationality is acquired primarily through ancestry, not place of birth. Persons of Chinese descent, regardless of whether they were born in Mainland China as well as Hong Kong are usually considered to be Chinese citizens.

The Company and its operating subsidiaries have no assets or operations in United States. As a Nevada incorporated corporation, the Company has a registered agent office in the State of Nevada for service of process on the Company, but not for service of process on its officers and directors and not for service on its foreign subsidiaries and their officers and directors.

As a result of the foregoing, it may be difficult for investors to effect service of process within the United States upon these persons, or to enforce judgments obtained in U.S. courts against the Company, or subsidiaries, or the officers and directors of those companies, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. A judgment of a United States court for civil liabilities predicated upon the federal securities laws of the United States may not be enforceable in or recognized by the courts of the jurisdictions where our directors and officers reside, and the judicial recognition process may be time-consuming. It may be difficult for you to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors and that difficulty adversely impacts the protections afforded by U.S. federal securities laws to investors.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections if our operations are based in China.

Any disclosure of documents or information located in China by foreign agencies may be subject to jurisdiction constraints and must comply with China’s state secrecy laws, which broadly define the scope of “state secrets” to include matters involving economic interests and technologies. There is no guarantee that requests from U.S. federal or state regulators or agencies to investigate or inspect our operations will be honored by us, by entities who provide services to us or with whom we associate, without violating Chinese legal requirements, especially as those entities are located in China. Furthermore, under the current Chinese laws, any on-site inspection by any of these regulators may be limited or prohibited.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the United States may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the State Council and the competent departments of the State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests. Further, under Article 3, Article 4 and Article 6 of Provisions on Strengthening Confidentiality and Archives Administration in Overseas Issuance and Listing of Securities and Article 12 of Notice of the Ministry of Finance on Issuing the Provisional Rules for Accounting Firms Engaged in Audit Services in Respect of Overseas Listing of Chinese Mainland Enterprises, in the event the working papers which involve any government state secrets, national security or vital interests of the China, such working papers shall not be carried or delivered overseas, or transmitted to overseas institutions or individuals by any means such as information technology without the approval of the relevant competent authorities.

While the August 26, 2022 Compromise between PCAOB and Chinese regulators in general allows PCAOB audit and investigation of public auditors located in China and Hong Kong, it is not clear, due to the lack of actual experience in implementation of August 26, 2020 Compromise, whether the August 26, 2020 Compromise will alter in any other respect the Article 177 restrictions discussed above.

Any failure to comply with Chinese laws and regulations regarding the registration requirements for employee stock incentive plans may subject the Chinese plan participants or the Company to fines and other legal or administrative sanctions.

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies, replacing earlier rules promulgated in March 2007. Pursuant to these rules, Chinese citizens and non-Chinese citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit our ability to contribute additional capital into our Chinese operating subsidiaries and limit our China subsidiaries’ ability to distribute dividends to the Company. Our China subsidiaries also faces regulatory uncertainties that could restrict its ability to adopt additional incentive plans for its directors, executive officers and employees under Chinese laws.

Political Tensions between the United States and China may cause United States, Chinese or Hong Kong regulatory or legislative changes that adversely impact our status as a U.S. public reporting company with our Common Stock quoted on U.S. OTC Venture Market.

Past and ongoing tensions, especially heightened tensions in July and August 2022, between the United States and China over Taiwan and U.S. relations with and support of Taiwanese independence from China could possibly result in further or future regulatory or legislative changes in China, Hong Kong, United States, or all or any two of the aforesaid jurisdictions. Those regulatory and legislative changes may be retaliatory or punitive in nature or effect and may adversely impact Company’s ability to sustain its status as a public reporting company under the Exchange Act or maintain quotation of our Common Stock on the OTCQB or list or quote our Common Stock on any other U.S. national securities exchange, especially since targeting business and commerce is often seen by legislators or regulators as the most effective non-military response to actions by the other nation.

The Holding Foreign Companies Accountable Act or “HFCAA” and the Accelerating Holding Foreign Companies Accountable Act (pending U.S. legislation to amend the HFCAA, that has passed the U.S. Senate and U.S. House of Representatives, but not been enacted into law as of the date of the filing of this Amendment Two) are examples of these legislative and regulatory actions affecting the Company’s status as a U.S. public holding company. While the HFCAA and related legislation is seen by the United States as merely enforcing transparency and integrity in the public audit process, that legislation is seen as improper foreign interference in internal affairs and an assault on sovereignty by China. The Chinese government’s Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law, described below, is an example of retaliatory Chinese legislation and regulation aimed at U.S. companies and investments.

While the importance of economic relationships and dealings between China and the United States to both nation’s economies and growth may impose some constraints on retaliatory or punitive legislation and regulation by the two nations, the fact that China and the United States are global superpowers and are engaged in extensive and intense global economic, military and diplomatic competition presents the uncertainty that one or both nations will engage in actions that make impractical or legally impossible the continuation of the Company as a U.S. public holding company with Chinese and Hong Kong operations and Common Stock quoted on a U.S. national securities exchange or quotation system and investment or funding from U.S. sources. Any such significant, imposed change in the Company’s corporate structure as a U.S. public holding company may force a corporate restructuring or actions that renders the Company’s securities illiquid or worthless, or force a significant reorganization and recapitalization of the Company, or a sale or merger of all or some Company subsidiaries, that is not beneficial to Company shareholders. While the Company has an operating subsidiary in the Philippines, that operation does not produce the revenues and does not have the current growth potential, in the opinion of the Company, of the Chinese and Hong Kong subsidiaries.

We cannot predict if and to what extent any future escalation in Chinese-U.S. tensions may impact our company and Common Stock through legislative and regulatory actions by these governments, but the HFCAA and ongoing Chinese government opposition to U.S. regulatory scrutiny of Chinese-based companies augurs for possible increased regulatory or legal burdens and uncertainties on U.S. public companies with Chinese-based operating subsidiaries.

Risks related to HFCAA.

Under the HFCAA, our securities may be prohibited from being quoted and traded on any U.S. securities exchange or through any other trading method within the SEC’s regulatory jurisdiction, including the OTC markets if our public auditor is not able to fully be inspected and audited by the PCAOB for three consecutive years, and this ultimately could result in trading in our securities being prohibited in early 2024. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets if its auditor is not subject to PCAOB inspections for two consecutive fiscal years instead of three consecutive fiscal years.

On December 18, 2020, the Holding Foreign Companies Accountable Act ("HFCAA") (Public Law No. 116-222, 134 Stat. 1063 (Dec. 18, 2020)) became law in the United States. Among other things, the HFCAA requires the SEC to identify public companies that have retained a registered public accounting firm to issue an audit report where that firm has a branch or office that: (1) is located in a foreign jurisdiction, and (2) the Public Company Accounting Oversight Board (“PCAOB”) has determined that it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction. PCAOB has identified several public accounting firms in China and Hong Kong that PCAOB cannot inspect or investigate completely because of a position taken by that foreign government. The PCAOB has oversight authority over public accounting firms that audit financial results of companies subject to the Exchange Act. The PCAOB published a list of those public accounting firms located outside the U.S. and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction (each a “Listed Auditor”).

Our auditor, Zhen Hui CPA, (“our Auditor”) for our 2021 fiscal year audit and currently our public auditor for fiscal year ending December 31, 2022, is a Listed Auditor. Our Auditor is located in Hong Kong.

The SEC publishes a list of Exchange Act reporting companies that retained a Listed Auditor that has issued an audit report for a fiscal year (each company listed is a “Commission Identified Issuer” for purposes of HFCAA). If a Commission Identified Issuer has a Listed Auditor issue audit reports for three consecutive fiscal years, being 2021, 2022 and 2023, then the SEC will impose an initial trading ban on the publicly traded securities of the Commission Identified Issuer, which trading ban can be lifted if Commission Identified Issuer retains a public auditor that is not a Listed Auditor and that public auditor issues an audit report for a fiscal year for the Commission Identified Issuer for 2023 fiscal year audit. The SEC’s role at this stage of the HFCAA process is solely to identify issuers that have used Listed Auditors to audit their financial statements.

As of May 13, 2022, the Company was conclusively identified as a Commission Identified Issuer under HFCAA. The HFCAA states if the SEC determines that the Company has filed audit reports issued by a Listed Auditor, the SEC shall prohibit Company Common Stock from being traded on a national securities exchange or in the over-the counter trading market in the U.S. Accordingly, under the current law this could happen in early 2024.

If the Company is subject to a trading ban in the United States, it may be unable to list its Common Stock on a non-U.S. public stock market, or even if listed on a non-U.S. public stock market, the Common Stock may not be assessable to all shareholders, provide a liquid market or be acceptable to shareholders and investors. The Company has a small shareholder base, no significant institutional investor or primary market maker support, and the Company is a “penny stock” smaller reporting company. As such, the Common Stock may be unable to meet listing standards of a new foreign securities exchange or quotation system. The absence of a public market for the Common Stock could render the shares of Common Stock an illiquid, potentially worthless investment for shareholders and prevent the Company from attracting investors or lenders to fund needed working capital to sustain operations or fund expansion of the Company’s operations.

HFCAA – Potential Compromise between China and SEC. On August 26, 2022, the SEC issued a Statement on Agreement Governing Inspections and Investigations of Audit Firms Based in China and Hong Kong. Under this agreement, the PCAOB, China Securities Regulatory Commission (“CSRC”), and Ministry of Finance of People’s Republic of China established a framework allowing the PCAOB to inspect and investigate registered public accounting firms in mainland China and Hong Kong. This framework potentially prevents the possible delisting of approximately 200 China-based issuers from the U.S. stock exchanges pursuant to the HFCAA. Since this August 26, 2022, SEC-China compromise (“August 26, 2022 Compromise”) has not conclusively changed the risks and uncertainties faced by the Company under the HFCAA, especially since the implementation of the August 26, 2022 Compromise may not satisfy the PCAOB requirement that public auditors be capable of being completely audited and investigated, the Company is continuing with its planning to avoid delisting under the HFCAA by considering new public auditors.

While the Company intends to engage an auditor who is audited and investigated completely by the PCAOB in prior to fiscal year 2023, the Company has not engaged such an auditor as of the date of the filing of this Amendment Two. If the August 26, 2022 Compromise ends the threat of delisting due to the current public auditor being removed from the PCAOB list of Chinese auditors that cannot be fully investigated and audited by PCAOB and does so before the 2023 annual audit, and if Accelerating Holding Foreign Companies Accountable Act (see below) does not prevent the August 26, 2022 Compromise from removing the risks and uncertainties for the Company under the HFCAA, then the Company may consider retaining its current public auditor.

The Company, as a smaller reporting company, may experience delays or difficulties in engaging a public auditor who can be audited and investigated completely by the PCAOB and also audit our operations, which operations are located in China, Hong Kong and Manila, Philippines. As such, and until the August 26, 2022 Compromise results in an end to the threat of delisting of the Company’s Common Stock, the Company will continue to investigate its options in respect of locating a suitable public auditor to avoid suffering an SEC ban on trading of the shares of the Common Stock in 2024, or sooner, if the Accelerating Holding Foreign Companies Accountable Act becomes law. Regardless, the Company intends to pursue necessary actions to avoid delisting of its Common Stock under HFCAA.

Accelerating Holding Foreign Companies Accountable Act. On June 22, 2021, the U.S. Senate passed a bill known as the Accelerating Holding Foreign Companies Accountable Act, to amend Section 104(i) of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7214(i)) (“Proposed Law”) to prohibit securities of any registrant from being listed on any of the U.S. securities exchanges or traded over-the-counter if the auditor of the registrant’s financial statements is not subject to PCAOB investigation and inspection completely for two consecutive years, instead of three consecutive years as currently provided in the HFCAA.

On February 4, 2022, the U.S. House of Representatives passed the America Competes Act of 2022 which includes the same amendments as the bill passed by the Senate. The America Competes Act, however, includes a broader range of legislation not related to the HFCAA in response to the U.S. Innovation and Competition Act passed by the Senate in 2021. The U.S. House of Representatives and U.S. Senate will need to agree on amendments to these respective bills to align the legislation and pass their amended bills before the President can sign into law. It is unclear when the U.S. Senate and U.S. House of Representatives will resolve the differences in the U.S. Innovation and Competition Act and the America Competes Act of 2022 bills currently passed, or when the U.S. President will sign the bill to make the amendment into law, if at all. In the case that the bill becomes the law, it would reduce the time period before our shares could be prohibited from trading in the U.S. from 2024 to 2023. Company is not certain as of the date of this Amendment Two of when and if the Proposed Law will become law and applicable to public companies like our company.

There were dialogues among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China and HFCAA issues. These discussions apparently led to the August 26, 2022 Compromise. The August 26, 2022 Compromise presents a possible resolution of the issue of Chinese-Hong Kong auditors not being able to be fully investigated and audited by PCAOB, but the risks and uncertainties under the HFCAA for the Company are not yet conclusively, finally resolved to the point where the risks and uncertainties under the HFCAA are no longer applicable to the Company and its current public auditor.

Since as of the date of the filing of this Amendment Two, it is not conclusive that the August 26, 2022 Compromise ends the threat of delisting of the Company’s Common Stock from OTCQB under HFCAA, or that our existing auditor or the Company will be able to comply with requirements imposed by the U.S. regulators under HFCAA. Until it is certain that the retention of Company’s current auditor will not result in delisting of the Company’s Common Stock under HFCAA, the Company will continue to consider and plan on taking those actions necessary to prevent the delisting of its Common Stock in the United States.

In addition to the August 26, 2022 Compromise, on April 2, 2022, Chinese government issued the “Provisions on Strengthening Confidentiality and Archives Administration in Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comment)”, which, as adopted, deleted the old requirement that “on-site inspections should be mainly conducted by Chinese regulatory authorities, or rely on the inspection results of Chinese regulatory authorities”, but still required, among others, that inspection and evidence collection should be conducted by way of cross-border regulatory cooperation.

The audit report included in the Form 10-K was not prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as such, you are deprived of the benefits of such inspection.

Public auditors of companies that are registered with the SEC and traded publicly in the United States, including our independent registered public auditor, must be registered with the PCAOB and are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards. Because we have substantial operations within the China and Hong Kong and the PCAOB is currently unable to conduct full inspections or audits of the work of our public auditors as they relate to those operations without the approval of the Chinese government, our public auditor’s work related to Company’s operating subsidiaries is not currently inspected by the PCAOB.

This lack of PCAOB inspections of audit work performed in China or Hong Kong prevents the PCAOB from regularly evaluating audit work of any auditor that was performed in China or Hong Kong, including that performed by our public auditor. As a result, investors are deprived of the full benefits of PCAOB inspections and audits. The inability of the PCAOB to conduct inspections of public auditors in China or Hong Kong makes it more difficult to evaluate the effectiveness of our public auditor’s audit procedures or quality control procedures as compared to auditors outside of China and Hong Kong that are subject to the complete PCAOB inspections, which could cause our investors and potential investors to lose confidence in our audit procedures and reported financial information and the quality of our financial statements and controls.

Until the August 26, 2022 Compromise conclusively ends the threat and uncertainties imposed on the Company under the HFCAA, the risks and uncertainties described in this Item 1A. Risks related to HFCAA remain applicable to the Company and its public auditor.

Item 7. Management’s Discussion and Analysis of Financial Condition and Operating Results. Cash Flow.

CORPORATE STRUCTURE AND CASH FLOW

Our corporate organizational chart, as of December 31, 2021, is as follows:

As of December 31, 2021, the Company have four wholly owned subsidiaries, and two 51% owned subsidiaries. The shares of each of our subsidiaries are owned by the respective entity displayed immediately above that subsidiary. Currently, our corporate structure contains no variable interest entities (“VIE”) and we do not intend to enter into any contractual arrangements to establish a VIE structure with any entity in the PRC.

Company is a holding company for its operating subsidiaries.

VEI CHN are investment holding companies, and provides IT Business’ services and solutions to the retail sector through its operating subsidiaries located in Hong Kong, PRC, and Philippines.

VEI SHG, engage in software development, trading and servicing of computer hardware and software activities, in Shanghai, PRC. The two 51% subsidiaries of VEI SHG: 1) VEI HN engages in IT service call-center activities in Hunan, PRC; and 2) SZH engages in IT services in Shanghai, PRC. Approximately 55% of our customer cash inflows have been received by VEI SHG and its subsidiaries.

VEI HKG engages in software development, trading and servicing of computer hardware and software activities in Hong Kong SAR. Approximately 29% of our customer cash inflows have been received by VEI HKG.

TSI engages in software development, trading and servicing of computer hardware and software activities in Philippines. Approximately 16% of our customer cash inflows have been received by TSI.

As such, our Hong Kong subsidiaries, PRC subsidiaries and/or Philippines subsidiary are funded by its own cash inflows or by capital injection from VEI CHN upon necessary. Our subsidiaries occasionally purchase goods or services from intro-group subsidiaries in other geographic location, and payment made directly into the operating subsidiary which providing goods or services.

As of December 31, 2021, none of our subsidiaries have ever faced difficulties or limitations on the ability to transfer cash to another subsidiary. We have implemented cash management policies for all of our subsidiaries, which require the relevant financial staff to verify that the relevant documents issued by the requesting staff with the approval of the competent supervisor are qualified, and then transfer the payment to the cashier upon competent supervisor of the relevant financial staff. Any voucher will be stamped after payment and the payee will sign the request for payment as receipt. In addition, all payments shall be made by remittance, crossed and stamped non-endorsed transfer cheques except for certain specified cash payables. When transferring any inter-group funds, the cash management procedures is the same as the cash management policies for external payment as set out above.

The following are the aggregate intra-group cash flow for the years ended December 31, 2020 and 2021:

		Year Ended
		December 31,
From	To	2021	2020
		US$	US$
VEI CHN	VEI HKG	946,090	-
VEI HKG	VEI SHG	645,038	11,442
VEI SHG	VEI CHN	346,719	-
VEI SHG	VEI HN	225,840	106,720
VEI SHG	SZH	102,760	20,876
TSI	VEI HKG	37,965	54,267
VEI CHN	TSI	11,223	-
VEI HKG	VEI CHN	-	347,507

We do not anticipate paying cash dividends in the foreseeable future on our common stock. The Company declared and paid a one-time dividend of $0.005 per shares of Common Stock in 2021. The declaration of dividends on any class of shares is within the discretion of our board of directors, subject to the Nevada law, out of legally available funds, and will depend on the assessment of, among other factors, earnings, capital requirements and our operating and financial condition. If we determine to pay dividends on any of our capital stock in the future to our stockholders, we will be dependent on receipt of funds from our operating subsidiaries. Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by the Company.

Item 9c. Disclosure regarding Foreign Jurisdictions that Prevent Inspections. Item 9c is supplemented from disclosures in Form 10-K and Amendment One and revised as to Amendment Number One as follows:

At an August 15, 2022 meeting of the Audit Committee (“Audit Committee”) of the Board of Directors of the Company, Mr. Wong Shui Yeung was appointed as Chair of the Audit Committee. As of the date of this Amendment Two, the Audit Committee members are Wong Tat Keung, Wong Shui Yeung (aka Frankie Wong) and Robert Trapp – all of whom are non-executive directors of the Company. The Audit Committee is responsible for monitoring the impact of the Holding Foreign Companies Accountable Act or “HFCAA” and rules promulgated thereunder on the Company and to develop a proposed course of action to avoid “delisting” of Common Stock under the HFCAA.

The Audit Committee will continue to monitor developments and will continue to evaluate available options for full compliance with the HFCAA within the requisite timeframe, including designing and implementing business processes and other changes that are intended to enable the Company to engage an independent public accounting firm that satisfies the PCAOB inspection requirements under HFCAA.

The Audit Committee and the Company have not engaged a new public auditor or ended the existing engagement of the current public auditor as of the date of the filing of this Amendment Two. The intent of the Company as of the date of the filing of this Amendment Two is not have its Common Stock delisted from OTC Venture Market under the HFCAA and applicable SEC rules, or also being barred from listing or quotation on other U.S. national quotation systems or U.S. national securities exchanges, as a result of HFCAA and related rules requirements.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3. Exhibits. The exhibits listed below are filed as part of this Annual Report on Form 10-K/A Amendment Number Two or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2.1	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2.1	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Exhibit 32.2.1 is included in Exhibit 32.1.1

*The certifications attached as Exhibit 32.1.1 that accompany this Annual Report on Form 10-K/A Amendment Number Two are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Value Exchange International, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K/A Amendment Number Two, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUE EXCHANGE INTERNATIONAL, INC.

Dated: September 15, 2022

By: /s/ Tan Seng Wee

Name: Tan Seng Wee (“Kenneth Tan”)

Its: President, Chief Executive Officer

(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A Amendment Number Two has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

By: /s/ Tan Seng Wee

Name: Tan Seng Wee (“Kenneth Tan”)

Its: President, Chief Executive Officer and Director

(Principal executive officer)

Date: September 15, 2022

By: /s/ Au Cheuk Lun

Name: Au Cheuk Lun (“Channing Au”)

Its: Chief Financial Officer

(Principal financial and accounting officer)

Date: September 15, 2022

By: /s/ Tsang Po Yee

Name Tsang Po Yee (“Bella Tsang”)

Its: Director

Date: September 15, 2022

By: /s/ Lee Yuen Fong

Name: Lee Yuen Fong (“Calinda Lee”)

Its: Director

Date: September 15, 2022

By: /s/ Lum Kan Fai

Name: Lum Kan Fai (“Vincent Lum”)

Its: Director

Date: September 15, 2022

