Form 10-Q
period 2022-09-30
Value Exchange International, Inc.
filed 2022-11-10
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ . No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ . No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, Emerging Growth Company or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of October 25, 2022, there were 36,156,130 shares of common stock issued and outstanding. The registrant’s common stock is quoted on the OTCQB Venture Market of The OTC Markets Group, Inc. under the trading symbol “VEII.”

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

2

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	199,113	289,398
Accounts receivable, less allowance for doubtful accounts	843,609	858,617
Amounts due from related parties	2,279,720	1,642,488
Other receivables and prepayments	473,713	314,650
Inventories	222,210	389,259
Total current assets	4,018,365	3,494,412

NON-CURRENT ASSETS
Plant and equipment, net	486,226	547,930
Deferred tax assets	38,053	44,038
Goodwill	206,812	206,812
Operating lease right-of-use assets, net	298,273	437,822
Total non-current assets	1,029,364	1,236,602

Total assets	5,047,729	4,731,014

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	751,789	689,535
Other payables and accrued liabilities	761,348	965,388
Deferred income	251,828	236,612
Amounts due to related parties	-	2,500
Operating lease liabilities, current	249,282	258,647
Short term bank loan	85,409	39,143
Total current liabilities	2,099,656	2,191,825

NON-CURRENT LIABILITIES
Deferred tax liabilities	1,905	2,205
Long term bank loan	525,414	37,335
Operating lease liabilities, non-current	49,262	152,533
Total non-current liabilities	576,581	192,073

Total liabilities	2,676,237	2,383,898

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 36,156,130 and 36,156,130 shares issued and outstanding, respectively	362	362
Additional paid-in capital	1,340,524	1,340,524
Statutory reserves	11,835	11,835
Retained earnings	978,642	867,770
Accumulated other comprehensive losses	(92,596)	8,822
Total shareholders’ equity	2,238,767	2,229,313
Non-controlling interest	132,725	117,803
	2,371,492	2,347,116

Total liabilities and shareholders’ equity	5,047,729	4,731,014

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income	2,556,808	2,884,770	7,737,842	7,478,537

COST OF SERVICES
Cost of service income	(2,302,012)	(2,224,718)	(6,456,673)	(5,509,896)

GROSS PROFIT	254,796	660,052	1,281,169	1,968,641

OPERATING EXPENSES:
General and administrative expenses	(517,726)	(483,767)	(1,404,314)	(1,578,541)
Foreign exchange gain (loss)	21,980	7,516	45,323	(6,062)
(LOSS) PROFIT FROM OPERATIONS	(240,950)	183,801	(77,822)	384,038

OTHER INCOME (EXPENSES):
Interest income	166	189	464	580
Interest expense	(1,493)	-	(4,180)	-
Finance cost	(8,105)	(3,170)	(14,136)	(11,533)
VAT refund	29,854	981	92,126	29,211
Management fee income	51,452	63,275	134,589	163,771
Others	2,367	6,016	10,085	17,110
Total other income (expenses), net	74,241	67,291	218,948	199,139

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(166,709)	251,092	141,126	583,177
INCOME TAXES CREDIT (EXPENSES)	27	(162)	(2,135)	(6,523)
NET (LOSS) INCOME	(166,682)	250,930	138,991	576,654

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(36,975)	(18,406)	(101,418)	(123,055)

COMPREHENSIVE INCOME	(203,657)	232,524	37,573	453,599

ATTRIBUTABLE TO:
Equity holders of the Company	(213,929)	216,541	9,454	426,985
Non-controlling interests	10,272	15,983	28,119	26,614
	(203,657)	232,524	37,573	453,599

Net (loss) income per share, basic and diluted	(0.01)	0.01	0.00	0.02

Weighted average number of shares outstanding	36,156,130	36,156,130	36,156,130	33,742,527

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	138,991	576,654
Adjustments to reconcile net profit to cash provided by (used in) operating activities:
Depreciation	157,057	104,364
Amortization	233,403	252,202
Interest income	(464)	(580)
Interest expenses	4,180	-
Finance costs on Right-of-use assets	14,136	11,533
Deferred income taxes	5,685	22,511
Changes in operating assets and liabilities
Accounts receivable	15,008	(36,956)
Other receivables and prepayments	(159,063)	70,391
Amounts due from related parties	(637,232)	(455,432)
Inventories	167,049	(19,221)
Accounts payable	62,254	(422,373)
Other payables and accrued liabilities	(204,040)	(86,906)
Deferred income	15,216	(27,437)
Amounts due to related parties	(2,500)	(196,033)
Net cash used in operating activities	(190,320)	(207,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(144,664)	(30,868)
Interest received	464	580
Net cash used in investing activities	(144,200)	(30,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issued share capitals	-	650,000
Proceeds from non-controlling interests	-	18,600
Proceeds of bank loan	537,349	-
Interest paid	(4,180)	-
Dividend paid	-	(169,191)
Principal payments on finance leases	(220,464)	(232,697)
Proceeds from bank loan		-
Repayment of short term bank loan	(38,741)	(28,981)
Net cash provided by financing activities	273,964	237,731

EFFECT OF EXCHANGE RATE ON CASH	(29,729)	(152,728)
DECREASE IN CASH	(90,285)	(152,568)
CASH, beginning of period	289,398	523,337
CASH, end of period	199,113	370,769
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash (paid) refund for income taxes	(664)	3,897

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Continuance of Business

Value Exchange International, Inc. (“VEII”, “Company”, “we” or “us”) was incorporated in the State of Nevada on June 26, 2007 under the name “China Soaring, Inc.”. The Company’s principal business, conducted through its operating subsidiaries, is to provide customer-centric solutions for the retail industry in China, Hong Kong SAR and Manila, Philippines. By integrating Point-of-Sale/Point-of-Interaction (“POS/POI”), Merchandising, Customer Relations Management or “CRM” and related rewards, Locational Based (Global Positing System (“GPS”) and Indoor Positioning System (“IPS”)) Marketing, Customer Analytics and Business Intelligence solutions, VEII provides retailers with the capability to offer a consistent shopping experience across all marketing and sales channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. VEII promotes itself as a single information technology (“IT”) source for retailers who want to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. VEII services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channel. VEII’s retail solutions are installed in an estimated 30%-40% of POS/POI-suitable retailers in Hong Kong and Manila, Philippines, processing tens of millions of transactions a year. Company is headquartered in Hong Kong and with offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; Manila, Philippines; and Kuala Lumpur, Malaysia.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2022, VEI HKG established an operating subsidiary, Haomeng Technology (Shenzhen) Co., Ltd. (“HTS”) in Shenzhen, PRC, under the laws of the PRC. SZH engages in IT services.

As of September 30, 2022, the Company held five wholly-owned subsidiaries, and two subsidiaries with 51% ownership.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2022:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%
Haomeng Technology (Shenzhen) Co., Ltd.	PRC	100%
Value Exchange Int’l (Hunan) Limited	PRC	51%
Shanghai Zhaonan Hengan Information Technology Co., Ltd.	PRC	51%

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b)	Use of Estimates

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

e)	Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of September 30, 2022 and December 31, 2021, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2022 and December 31, 2021.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	28,964	56,314	236,311	216,452
- systems maintenance	2,304,740	2,065,894	6,386,367	5,573,268
- sales of hardware and consumables	223,104	762,562	1,115,164	1,688,817
	2,556,808	2,884,770	7,737,842	7,478,537

Billings in excess of revenues recognized are recorded as deferred revenue.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

n)	Income taxes

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

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the nine months ended September 30, 2022 and 2021 were insignificant.

q)	Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the nine months ended September 30, 2022 and 2021 were insignificant.

r)	Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the nine months ended September 30, 2022 and 2021 were insignificant.

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

Quarter ended	September 30, 2022	September 30, 2021
RMB : USD exchange rate	6.8129	6.4874
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	55.9140	49.5606
three months average period ended

Quarter ended	September 30, 2022	September 30, 2021
RMB : USD exchange rate	6.5805	6.4949
nine months average period ended
HKD : USD exchange rate	7.800	7.800
nine months average period ended
PESO : USD exchange rate	52.9091	48.3135
nine months average period ended

Quarter ended	September 30, 2022	December 31, 2021
RMB : USD exchange rate	7.0483	6.4784
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	58.4270	50.4854

t)	Stock-based Compensation

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounts receivable

Accounts receivable consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Accounts receivable	843,609	858,617

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.	Other receivables and prepayments

Other receivables and prepayments consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Deposits and prepaid expense	309,614	220,946
Others	164,099	93,704
	473,713	314,650

5.	Inventories

Inventories as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Finished goods	222,210	389,259

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Plant and equipment, net

 Plant and equipment consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Leasehold improvements	84,531	81,274
Office furniture and equipment	260,335	285,653
Computer equipment	371,154	364,740
Computer software	253,050	279,985
Motor Vehicle	224,639	140,102
Building	57,365	65,443
Total	1,251,074	1,217,197
Less: accumulated depreciation	(764,848)	(669,267)
Plant and equipment, net	486,226	547,930

Depreciation expense for the nine months period ended September 30, 2022 and 2021 amounted to $157,057 and $104,364, respectively. For the nine months period ended September 30, 2022 and 2021, no interest expense was capitalized into plant and equipment.

7.	Goodwill

Goodwill consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Goodwill arising from acquisition of TSI	206,812	206,812

8.	Leases

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

	September 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Operating lease right-of-use assets, net	298,273	437,822

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease liabilities are as follows:

	September 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Lease liabilities, current	249,282	258,647
Lease liabilities, non-current	49,262	152,533
Present value of lease liabilities	298,544	411,180

Total lease cost for the nine months period ended September 30, 2022 and 2021 amounted to $14,136 and $11,533, respectively. Weighted-average remaining lease term is 1.2 years, and weighted-average discount rate is 3%.

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2022:

	September 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Year one	254,598	266,924
Year two	49,559	152,183
Year three	-	2,483
Year four	-	-
Thereafter	-	-
Total undiscounted cash flows	304,157	421,590
Less: Imputed interest	(5,613)	(10,410)
Present value of lease liabilities	298,544	411,180

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Bank loan

Bank loan and accruals consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Long term bank loan	610,823	76,478
Less: Current portion of long term bank loan	(85,409)	(39,143)
	525,414	37,335

Current portion of long term bank loan	85,409	39,143

As of September 30, 2022 and December 31, 2021, the above bank loan secured by property and equipment with net carrying amount of $86,566 and $38,959 respectively.

10.	Other payables and accrued liabilities

Other payables and accruals consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Accrual	656,188	878,532
Income taxes payable	105,160	86,856
	761,348	965,388

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Deferred income

Deferred income consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Service fees received in advance	251,828	236,612

12.	Statutory reserves

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	September 30, 2022	December 31, 2021
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	2,037,036	1,369,968
Cucumbuy.com Limited (ii)	31,218	2,564
SmartMyWays Co., Limited (iii)	84,615	61,539
Retail Intelligent Unit Limited (iv)	33,846	24,615
AppMyWays Co., Limited (v)	79,486	159,643
TAP Technology (HK) Limited (vi)	13,519	24,159
	2,279,720	1,642,488

Due to related parties
Mr. Johan Pehrson (vii)	-	2,500

Related party transactions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Service income received from
Value Exchange International Limited (i)	120,699	486,465	546,938	486,465
AppMyWays Co., Limited (v)	-	506,040	30,654	530,977

Subcontracting fees payable to
Value Exchange International Limited (i)	(207,748)	(527,744)	(294,659)	(571,436)
Cucumbuy.com Limited (ii)	(3,846)	-	(11,538)	-
TAP Technology (HK) Limited (vi)	(27,523)	(37,446)	(82,569)	(79,128)
Value E Consultant International (M) Sdn. Bhd (viii)	(10,064)	(14,967)	(17,092)	(31,714)

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Related party and shareholder transactions (Continued)

Management fees received from
Value Exchange International Limited ~~(i)~~	25,298	30,539	55,166	77,445
Cucumbuy.com Limited (ii)	7,692	7,692	23,077	23,077
SmartMyWays Co., Limited (iii)	7,692	7,692	23,077	23,077
Retail Intelligent Unit Limited (iv)	3,077	7,692	9,231	9,231
TAP Technology (HK) Limited (vi)	7,692	3,077	23,077	23,077

(i)	Mr. Kenneth Tan and Ms. Bella Tsang, directors of the Company, are shareholders and a directors of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(ii)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of Cucumbuy.com Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(iii)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of SmartMyWays Co., Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of SmartMyWays Co., Limited. The balance is unsecured, interest free and repayable on demand.
(iv)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of Retail Intelligent Unit Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of Retail Intelligent Unit Limited. The balance is unsecured, interest free and repayable on demand.
(v)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of AppMyWays Co., Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(vi)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of TAP Technology (HK) Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(vii)	Mr. Johan Pehrson is a director of the Company. The balance is unsecured, interest free and repayable on demand. Mr. Pehrson was not re-elected as a director at the July 18, 2022 Annual Meeting of Company shareholders and has no position with the Company as of the date of the filing of this Form 10-Q Report.
(viii)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder of Value E Consultant International (M) Sdn. Bhd, a company incorporated in Malaysia. The balance is unsecured, interest free and repayable on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Item 2, and unless the context otherwise indicates, references in this Form 10-Q Report to the terms “VEII” “the Company,” “we,” “our” and “us” refer to Value Exchange International, Inc. and its consolidated subsidiaries and “you” and “your” refers to readers of this Form 10-Q Report.

This report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of business development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us and effects as well as our ability to fund, and integrate and grow any acquired or new business operations. Business operations and financial condition may be materially and adversely affected by any slowdown in regional and national economic growth, weakened liquidity and financial condition of customers or other factors that Company cannot foresee. Coronavirus COVID 19 pandemic continues to be a threat to business and financial operations’ condition and performance in China and Hong Kong SAR, especially with the emergence of new variants of the virus and the need for ongoing vaccinations boosters. Further, the Company being identified by the Securities and Exchange Commission or “SEC” in April 2022 as a Commission Identified Issuer under the Holding Foreign Companies Accountable Act or “HFCAA” may have an adverse impact on the public market for Company Common Stock and hinder ability of Company to raise working capital from investors or lenders. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. New risks and uncertainties emerge from time to time, and it is not possible for the Company to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The forward-looking statements made in this report on Form 10-Q relate only to events as of the date on which the statements are made and we undertake no obligation to update them to reflect events or circumstances after the date of this report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

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

•our ability to protect our and any customer data and intellectual property and pay any costs associated therewith; and

•our ability to stay in compliance with laws and regulations of China and Hong Kong SAR that currently apply or become applicable to our business in the future and at the same time comply with U.S. laws and regulations and remain a public company with its common stock quoted on the OTC QB Venture Market.

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

We believe that the IT Business often presents opportunities to expand a provider’s market reach or customer base by acquisitions of existing businesses or operating assets. The Company’s business strategy includes reviewing possible acquisitions of existing businesses or operating assets in existing or adjacent markets and to do so when and if such an acquisition appears to be compatible and an enhancement of our core business lines and can be consummated with available cash and other resources. Our ability to pursue and consummate acquisitions may be limited, and has been limited, by available cash and other resources and the perceived cost and burdens of acquiring and integrating the target business or new operating assets into our operations. The availability of funding and cash flow are the most significant limitations on our ability to expand through acquisitions of businesses and assets – both in terms of money on hand and ability to finance acquisitions. We have not expanded into any new markets by acquisition or otherwise during the fiscal quarter ended September 30, 2022.

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

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing. We have not seen any significant impact of cloud computing on our IT Business as of the fiscal quarter ending September 30, 2022, but we perceive that the expansion of cloud computing coupled with IT services and products could allow foreign companies to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core markets as well as in the Philippines. We may find it more difficult to compete for IT Business in Hong Kong and China, and perhaps the Philippines, if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems. The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets as well as the Philippines.

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

VEI CHN is an investment holding company with two subsidiaries established in Hong Kong SAR, namely TAP Services (HK) Limited which was incorporated on August 25, 2003 and acquired by VEI CHN on September 25, 2008, and subsequently changed to its current name as Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 13, 2013. VEI CHN set up a wholly-owned Foreign Enterprise (WOFE) in Shanghai, PRC, in September 2, 2008 in the name of Value Exchange Int’l (Shanghai) Limited (“VEI SHG”). In January 2019, VEI SHG set up a 51% subsidiary in Hunan, PRC, in the name of Value Exchange Int’l (Hunan) Limited (“VEI HN”). In February 2020, VEI SHG set up a 51% subsidiary in Shanghai, PRC, in the name of Shanghai Zhaonan Hengan Information Technology Co., Limited (“SZH”). In January 2022, VEI HKG set up a 100% subsidiary in Shenzhen, PRC, in the name of Haomeng Technology (Shenzhen) Co., Ltd. (“HTS”).

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

Financial Performance Highlights

The following are some financial highlights for the third quarter of 2022:

•	Net revenue: Our net revenues were $7,737,842 for the nine months ended September 30, 2022, as compared to $7,478,537 for the same period in 2021, an increase of $259,305 or 3.5%.

•	Gross profit: Gross profit for the nine months ended September 30, 2022 was $1,281,169 or 16.6% of net revenues, as compared to $1,968,641 or 26.3% of net revenues for the same period in 2021, a decrease of $687,472 or 34.9%.

•	Profit from operations: Our loss from operations totaled $77,822 for the nine months ended September 30, 2022, as compared to profit from operations $384,038 for the same period in 2021, a change of $461,860.

•	Net income: We had a net income of $138,991 for the nine months ended September 30, 2022, compared to $576,654 for the same period in 2021, a decrease of $437,663 or 75.9%.

•	Basic and diluted net income per share was $0.00 for the nine months ended September 30, 2022.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2022 and 2021

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	2,556,808	100%	2,884,770	100%
COST OF SERVICES
Cost of service income	(2,302,012)	(73.5%)	(2,224,718)	(77.1%)
GROSS PROFIT	254,796	26.5%	660,052	22.9%
Operating expenses:
General and administrative expenses	(517,726)	(22.9%)	(483,767)	(16.8%)
Foreign exchange gain	21,980	6.9%	7,516	0.3%
(LOSS) PROFIT FROM OPERATIONS	(240,950)	10.5%	183,801	6.4%
OTHER INCOME	74,241	2.9%	67,291	2.3%
(LOSS) PROFIT BEFORE PROVISION FOR INCOME TAXES	(166,709)	13.4%	251,092	8.7%
INCOME TAXES CREDIT (EXPENSES)	27	0.0%	(162)	0.0%
NET (LOSS) INCOME	(166,682)	13.4%	250,930	8.7%

Net revenues. Net revenues were $2,556,808 for the three months ended September 30, 2022, as compared to $2,884,770 for the same period in 2021, a decrease of $327,962 or 11.4%. This decrease was primarily attributable to the decrease in our revenue from i) sales of hardware and consumables with revenues decreasing from $762,562 for the three months ended September 30, 2021 to $223,104 for the three months ended September 30, 2022; and ii) sales of systems development and integration with revenue decreasing from $56,314 for the three months ended September 30, 2021 to $28,964 for the three months ended September 30, 2022; offset by iii) sales of systems maintenance with revenues increasing from $2,065,894 for the three months ended September 30, 2021 to $2,304,740 for the three months ended September 30, 2022.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and general operating overhead. Our cost of services increased to $2,302,012 or 90.0% of net revenues, for the three months ended September 30, 2022, as compared to $2,224,718 or 77.1% of net revenues, for the same period in 2021, an increase of $77,294 or 3.5%. The increase in cost of services was mainly attributable to the increase in our general operating overhead.

Gross profit. Gross profit for the three months ended September 30, 2022 was $254,796 or 10.0% of net revenues, as compared to $660,052 or 22.9% of net revenues, for the same period in 2021, a decrease of $405,256 or 61.4%. The decrease of gross profit was largely due to the decrease in net revenues, and the increase in cost of services in this period, as compared with the same period of 2021.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $517,726 or 20.2% of net revenues, for the three months ended September 30, 2022, as compared to $483,767 or 16.8% of net revenues, for the same period in 2021, an increase of $33,959 or 7.0%. The reasons for the decrease was attributable to the decrease in depreciation and other administrative cost.

(Loss) profit from operations. As a result of the above, our loss from operations totaled $240,950 for the three months ended September 30, 2022, as compared to profit from operations totaled $183,801 for the same period in 2021, a change of $424,751.

Income taxes credit (expenses). Income taxes credit totaled $27 during the three months ended September 30, 2022, as compared to Income taxes expenses totaled $162 for the same period in 2021, a change of $189.

Net (loss) income. As a result of the foregoing, we had a net loss of $166,682 for the three months ended September 30, 2022, compared to net profit of $250,930 for the same period in 2021, a change of $417,612 as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2022 and 2021

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	7,737,842	100%	7,478,537	100%
COST OF SERVICES
Cost of service income	(6,456,673)	(83.4%)	(5,509,896)	(73.7%)
GROSS PROFIT	1,281,169	16.6%	1,968,641	26.3%
Operating expenses:
General and administrative expenses	(1,404,314)	(18.1%)	(1,578,541)	(21.1%)
Foreign exchange gain (loss)	45,323	0.6%	(6,062)	(0.1%)
(LOSS) PROFIT FROM OPERATIONS	(77,822)	(1.0%)	384,038	(21.2%)
OTHER INCOME	218,948	2.8%	199,139	2.7%
INCOME BEFORE PROVISION FOR INCOME TAXES	141,126	1.8%	583,177	7.8%
INCOME TAXES EXPENSES	(2,135)	(0.0%)	(6,523)	(0.1%)
NET INCOME	138,991	1.8%	576,654	7.7%

Net revenues. Net revenues were $7,737,842 for the nine months ended September 30, 2022, as compared to $7,478,537 for the same period in 2021, an increase of $259,305 or 3.5%. This increase was primarily attributable to the increase in our revenues from i) sales of systems maintenance with revenues increasing from $5,573,268 for the nine months ended September 30, 2021 to $6,386,367 for the nine months ended September 30, 2022; and ii) sales of systems development and integration with revenues increasing from $216,452 for the nine months ended September 30, 2021 to $236,311 for the nine months ended September 30, 2022; offset by iii) sales of hardware and consumables with revenue decreasing from $1,688,817 for the nine months ended September 30, 2021 to $1,115,164 for the nine months ended September 30, 2022.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $6,456,673 or 83.4% of net revenues, for the nine months ended September 30, 2022, as compared to $5,509,896 or 73.7% of net revenues, for the same period in 2021, an increase of $946,777 or 17.2%. The increase in cost of services was mainly attributable to the increase in our cost of technical staff, and contracting fees to suppliers.

Gross profit. Gross profit for the nine months ended September 30, 2022 was $1,281,169 or 16.6% of net revenues, as compared to $1,968,641 or 26.3% of net revenues, for the same period in 2021, a decrease of $687,472 or 34.9%. The decrease of gross profit was largely due to the increase in cost of services, offset by the increase in net revenues in this period, as compared with the same period of 2021.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased to $1,404,314 or 18.1% of net revenues, for the nine months ended September 30, 2022, as compared to $1,578,541 or 21.1% of net revenues, for the same period in 2021, a decrease of $174,227 or 11.0%. The primary reason for the decrease was attributable to the decrease in consultancy and professional fee, and other administrative cost.

(Loss) profit from operations. As a result of the above, our loss from operations totaled $77,822 for the nine months ended September 30, 2022, as compared to profit from operations totaled $384,038 for the same period in 2021, a change of $461,860.

Income tax expenses. Income taxes expenses totaled $2,135 during the nine months ended September 30, 2022, as compared to $6,523 for the same period in 2021, a decrease of $4,388 or 67.3%.

Net income. As a result of the foregoing, we had a net income of $138,991 for the nine months ended September 30, 2022, compared to $576,654 for the same period in 2021, a decrease of $437,663 or 75.9%, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $199,113. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Nine Months Ended
	September 30,
	2022	2021
	US$	US$
Net cash used in operating activities	(190,320)	(207,283)
Net cash used in investing activities	(144,200)	(30,288)
Net cash provided by financing activities	273,964	237,731
Effect of exchange rate changes on cash and cash equivalents	(29,729)	(152,728)
Net decrease in cash and cash equivalents	(90,285)	(152,568)
Cash and cash equivalents at the beginning of period	289,398	523,337
Cash and cash equivalents at the end of period	199,113	370,769

Operating Activities

Net cash used in operating activities was $190,320 for the nine months ended September 30, 2022, which was a decrease of $16,963 or 8.2% from net cash used in operating activities $207,283 for the same period of 2021. The change in net cash used in operating activities was mainly attributable to the following:

1)	A change of Accounts receivable, Accounts payable increased our operating cash balances by $51,964, and $484,627 respectively; offset by;

2)	Net income of $138,991 for the nine months ended September 30, 2022, compared to $576,654 for the same period in 2021; and

3)	A change of Other receivables, and prepayments, Amounts due from related parties, and Other payables and accrued liabilities decreased our operating cash balances by $229,454, $181,800 and $117,134.

Investing Activities

Net cash used in investing activities was $144,200 for the nine months ended September 30, 2022, which was an increase of $113,912 or 376.1% from $30,288 in the same period in 2021. The decrease in net cash used in investing activities was attributable to cash used in the purchase of plant and equipment by $144,664 ; offset by interest received by $464, during the nine months ended September 30, 2022.

Financing Activities

Net cash provided by financing activities was $273,964 for the nine months ended September 30, 2022, which was an increase of $36,233 from $237,731 in the same period in 2021. The change in net cash provided by financing activities was attributable to the Process of bank loan by $537,349; offset by the Repayment of bank loan by $38,741, Principal payments on finance leases by $220,464, and Interest paid by $4,180, during the nine months ended September 30, 2022.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2022:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%
Haomeng Technology (Shenzhen) Co., Ltd.	PRC	100%
Value Exchange Int’l (Hunan) Limited	PRC	51%
Shanghai Zhaonan Hengan Information Technology Co., Ltd.	PRC	51%

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	28,964	56,314	236,311	216,452
- systems maintenance	2,304,740	2,065,894	6,386,367	5,573,268
- sales of hardware and consumables	223,104	762,562	1,115,164	1,688,817
	2,556,808	2,884,770	7,737,842	7,478,537

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

Quarter ended	September 30, 2022	September 30, 2021
RMB : USD exchange rate	6.8129	6.4874
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	55.9140	49.5606
three months average period ended

Quarter ended	September 30, 2022	September 30, 2021
RMB : USD exchange rate	6.5805	6.4949
nine months average period ended
HKD : USD exchange rate	7.800	7.800
nine months average period ended
PESO : USD exchange rate	52.9091	48.3135
nine months average period ended

Quarter ended	September 30, 2022	December 31, 2021
RMB : USD exchange rate	7.0483	6.4784
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	58.4270	50.4854

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2022, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding those required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company monitors the impact of Coronavirus/COVID 19 pandemic on operations in order to determine any adjustments of internal controls and financial reporting. After the filing of its Annual Report on Form 10-K for fiscal year ended December 31, 2021, in April 2022, the Company was identified by the SEC as a Commission Identified Issuer under the HFCAA and rules promulgated thereunder by the Commission. The Company will also evaluate the impact of being a Commission Identified Issuer by the SEC under the HFCAA in respect of internal controls and financial reporting as well as the necessity of engaging a public auditor who can be fully investigated and audited by the Public Company Accounting Oversight Board.

Limitations on Effectiveness of Controls and Procedures. Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected or timely detected.

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

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Commission on April 15, 2022, as amended and supplemented by the risk factors disclosed in Item 1A of the Form 10-K/A Amendment Number Two, as filed with the Commission on September 15, 2022. When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s stock, can be materially and adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors and no required disclosures not made on a Form 8-K filing or made in this report on Form 10-Q for the fiscal quarter ended September 30, 2022.

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

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Securities Purchase Agreement, dated April 5, 2021, by Value Exchange International, Inc. and GigWorld, Inc. (1)
10.2	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc. (“Company”) and Mr. Chan Heng Fai Ambrose (2)
10.3	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., (“Company”) and Mr. Chan Heng Fai Ambrose (3)
10.4	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., (“Company”) and Mr. Chan Heng Fai Ambrose (4)
10.5	Loan Agreement, Security Agreement and Revolving Credit Promissory Note, each dated July 26, 2022 between Value Exchange International, Inc. and American Pacific Bancorp, Inc. (5)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with the Commission on April 13, 2021.
(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(3)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(4)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(5)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, respectively, to the Current Report on Form 8-K/A Amendment Number One filed by the Company with the SEC on July 29, 2022.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

November 10, 2022	/s/	Tan Seng Wee Kenneth
	By:	Tan Seng Wee Kenneth
	Its:	President and Director (Principal Executive Officer)

November 10, 2022	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

