Form 10-K
period 2022-12-31
Value Exchange International, Inc.
filed 2023-03-31
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

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

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant at June 30, 2022 (the last business day of the Registrant's most recently completed fiscal year) was $ 2.62 million based upon the last sales price reported for such date on the OTC QB Venture Market. For purposes of this disclosure, shares of common stock beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

As of March 31, 2023, there were 36,156,130 shares of common stock issued and outstanding. The trading symbol of the common stock is VEII.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

Annual Report on Form 10-K

For the Year Ended December 31, 2022

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, which are identified by the fact that they do not relate strictly to historical or current facts. These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions or projections concerning future results or events. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those forward-looking statements. We cannot assure you that any of our expectations, estimates, assumptions or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations, estimates, assumptions or projections include (i) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K.  These forward-looking statements include, among other things, statements relating to:

•	our expectations regarding growth in the information technologies industries in China, Hong Kong and Philippines or any other markets;
•	our expectation regarding increasing demand for our products and services in China, Hong Kong, Philippines and any new markets;
•	any belief that we will be able to effectively compete with our competitors and increase our market share in the face of possible technological advances or superior resources and market share by competitors, or aggressive pricing by competitors;
•	our expectations with respect to increased revenue growth and our ability to achieve and sustain profitability resulting from any increases in our productivity;
•	our ability to fund operations and business and product growth and the availability of sufficient, affordable funding when required;
•	whether we can expand or operate successfully in a market outside of our traditional market of China and Hong Kong;
~~•~~	our ability to determine appropriate new products or services and then expand and fund our offerings of products and services to new geographical markets and operate profitably in such new markets;
•	the success and cost of new product or service initiatives in existing or new markets;
•	the disruption or failure of our or those of our customers’ computer systems, networks, information systems or technologies that we install, service or maintain as a result of computer hacking, computer viruses, malware, “cyber-attacks,” misappropriation of data, outages, natural disasters and other material events;
•	continuation of key strategic relationships, which can be essential for a small reporting company like us; and
•	our future business development, results of operations and financial condition.

You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. We disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law.

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this Form 10-K to:

Unless the context requires otherwise, all references to “we,” “our,” “us,” “VEII” and “Company” refer to the Company and its consolidated subsidiaries (unless stated otherwise or the context indicates otherwise) and “Company’s operating subsidiaries” or “its operating subsidiaries” refers to Company’s consolidated subsidiaries (as identified in the Corporate Organization section of Item 1 Business below at page 6). References to “China,” “PRC” and “Chinese” refers to People’s Republic of China. References to “Chinese government” refers to PRC central government and “Chinese laws” refers to PRC laws. “Hong Kong“ as used below means the Hong Kong SAR. Hong Kong is a special administrative region or “SAR” of China under the Basic Law, which is the “constitution” of Hong Kong as established as part of the transfer of Hong Kong to China by the United Kingdom in 1997, and is treated as such in the disclosures below. However, the operational risks faced by the Company and its subsidiaries and associated with China also apply to Company and its subsidiaries in Hong Kong due to the demonstrated ability and willingness of the Chinese government to impose Chinese laws and policies in Hong Kong, even if those actions are in conflict with the Basic Law. As such, Hong Kong is not independent of Chinese government control and influence and our operations and assets in Hong Kong can be subjected to Chinese government regulation and decisions.

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

References to “OTCQB” means The OTC Markets Group, Inc.’s QB Venture Market Tier, a national quotation system with web site at www.otcmarkets.com.

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

Current Business Focus. We are a provider of customer-centric technology solutions for the retail industry in Hong Kong SAR and certain regions of China and Philippines. Due to impact of Coronavirus/COVID-19 pandemic (“COVID 19 pandemic”) and lack of adequate funding for business expansion into Southeast Asia, our strategic plan to expand our business into Southeast Asia made no progress in fiscal year 2022.

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

We believe that the IT Business often presents opportunities to expand a provider’s market reach or customer base by acquisitions of existing businesses or operating assets. The Company’s business strategy includes reviewing possible acquisitions of existing businesses or operating assets in existing or adjacent markets and to do so when and if such an acquisition appears to be compatible and an enhancement of our core business lines and can be consummated with available cash and other resources. Our ability to pursue and consummate acquisitions may be limited, and has been limited, by available cash for mergers and acquisitions and other resources and the perceived cost and burdens of acquiring and integrating the target business or new operating assets into our operations. The availability of funding and cash flow are the most significant limitations on our ability to expand through acquisitions of businesses and assets – both in terms of money on hand and ability to finance acquisitions, but the estimated business hurdles in successfully penetrating a new market is also a factor in deciding whether to proceed with that expansion. The limited liquidity and bid price of our Common Stock in the public stock market also hampers our ability to use shares of Common Stock as attractive consideration to target companies in a merger or acquisition.

Initial Business Focus. Our initial intended, primary business was to operate a credit card processing and merchant-acquiring services company that provide credit card clearing services to merchants and financial institutions in PRC. From inception, we strove unsuccessfully to create and establish a proposed Global Processing Platform concept to support the credit card processing services (“SinoPay GPP”). Specifically, the Company’s Internet Protocol business was to be a provider of Internet Protocol (“IP”) processing services in Asia to bank card-accepting merchants (“IP Business”). The Company efforts to establish a viable IP Business did not succeed.

The acquisition of VEI CHN in 2014 shifted the primary business focus to the IT Business because IT Business provided a more readily attainable revenue generating business line and because of our strategic decision that IT Business presented a greater growth and profit potential than IP Business. Further, we believe that the SinoGPP system would require ongoing and potentially expensive marketing and sales effort as well as extensive technical upgrades and function enhancements due to the highly competitive market for Point Of Sale (“POS”) systems and longer sales cycle for POS systems than IT Business project and consulting sales. VEI CHN was acquired in a stock-for-stock exchange (“VEI CHN Share Exchange”).

Smart Baggage Tags. Through a cooperative effort with another company, Company has the ability to market a smart baggage tag that allows consumers to track the location of their baggage through a smart phone or device using the smart baggage tag and related application. Efforts to promote the smart baggage tag were suspended in 2021 and 2022 due to impact of COVID-19 pandemic on air travel. As of the filing of this Form 10-K, there are no current plans to make any dedicated marketing effort for expanding the market for or sales of the smart baggage tags in 2023.

History of Value Exchange Int’l (China) Limited. VEI CHN was first established on November 16, 2001 in Hong Kong as a limited liability company. VEI CHN is a holding company with two subsidiaries established in Hong Kong, namely TAP Services (HK) Limited which was incorporated on August 25, 2003 and acquired by VEI CHN on September 25, 2008, and subsequently changed to its current name as Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 13, 2013, and Cucumbuy.com Limited (“CUCUMBUY”), which was incorporated on May 14, 2013 and disposed on May 21, 2018 with consideration of HK$1. VEI CHN also set up a Wholly-owned Foreign Enterprise (WOFE) in Shanghai, PRC, in September 2, 2008 in the name of Value Exchange Int’l (Shanghai) Limited (“VEI SHG”). In January 2017, VEI CHN acquired TapServices, Inc., a corporation organized under the laws of the Republic of the Philippines (the “TSI”). Prior to acquisition of TSI, the Company provided extensive consulting services to TSI and, from such relationship, the Company was familiar with TSI operations. In January 2019, VEI SHG completed the setup procedures of a subsidiary with 51% ownership in Hunan, PRC, in the name of Value Exchange Int’l (Hunan) Limited (“VEI HN”). In February 2020, VEI SHG completed the setup procedures of a subsidiary with 51% ownership in Shanghai, PRC, in the name of Shanghai Zhaonan Hengan Information Technology Co., Limited (“SZH”). In January 2022, VEI HKG completed the setup procedures of a subsidiary with 100% ownership in Shenzhen, PRC, in the name of Haomeng Technology (Shenzhen) Co., Limited. (“HTS”).

Principal business of VEI and its Subsidiaries

VEII is a holding company for its operating subsidiaries. VEI CHN operations are the primary operations of the Company. The principal business of VEI CHN for more than 15 years is to provide the IT Business (consisting of select services and solutions in computer software programming and integration, and computer systems, Internet and information technology systems engineering, consulting, administration, installation and maintenance, including e-commerce and payment processing) to the Retail Sector, primarily to retailers in Hong Kong SAR, Macau SAR and PRC and as more fully described below. As is customary in the industry, such services and solutions are provided by both company employees, contractors and consultants. The primary services and products of the IT Business are:

a)	Systems maintenance and related service

VEI CHN Group provides development and customization of software and hardware, enhancements thereto and maintenance services for installed POS system. VEI CHN Group markets, sells and maintains its own brand POS software – edgePOS as well as third party brands (e.g. NCR/Retalix), which is one of the leading POS software programs in the Chinese-Hong Kong market. These software enhancements and programming can integrate with different IP systems.

Systems maintenance services consist of: i) software maintenance service, including software patches and software code revisions; ii) installing, testing and implementing software; iii) training of customer personnel for the use of software; and iv) technical support for software systems.

Other services include system installation and implementation, including i) project planning; ii) analysis of customer information and business needs from a IT perspective (“System Analysis”); iii) design of the entire system; iv) hardware and consumables selection advice and sales; and v) system hardware maintenance. These services typically consist of customer projects for New Store Opening (“NSO”) and Install, Move, Add and Change (“IMAC”) for retail, and ad-hoc custom system projects for other business sectors. Our primary focus is the retail sector in Hong Kong, PRC and Philippines.

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

In recent years, VEI CHN has striven to broaden its clientele in retail sector and to other business sectors. VEI CHN Group secured a number of service contracts for leading retail groups, Robinson Retails Group in Philippines and Dairy Farm in Hong Kong. PCCW, a leading telecommunication company in Hong Kong, and Inland Revenue Department of the Hong Kong Government have also become major customers of the VEI CHN Group. The focus on expanding clientele in the retail sector is a current priority of Company’s growth strategy.

The annual sales of VEI CHN Group have been increasing over the past few years in its IT Business by expanding its customer base and its scope of services. VEI CHN Group solution now runs in over 10,000 POS in the region and provides a solid foundation to VEII’s services for IP systems. Also, VEI CHN Group is seeking to leverage its existing POS solution customer base to expand into the mobile Customer Relationship Management and Rewards market. The importance of the mobile market in commerce is globally recognized. Even through the Mobile Customer Relationship Management and Rewards programs has not produced any significant revenues to the VEI CHN Group, the programs seek to exploit the increasing use of mobile devices to shop and purchase products and services, to sustain consumer loyalty by rewards for repeat purchases by mobile devices and to permit companies to develop consumer profile databases used to fashion targeted marketing to the consumers based on purchasing habits. We provide no assurances that we will be able to develop a profitable or significant mobile market program or operation. Further, mobile applications and products and services may contain defects in design, manufacture, or operation that make them insecure or ineffective for their intended purposes. Mobile application products and services may have multiple layers of hardware, sensors, processors, software, and firmware, several of which we may not develop or control. Each layer, including the weakest layer, can impact the security of the whole system.

We will evaluate the merits of this business and growth strategy from time to time and may elect in the future to continue our IT Business focus, or focus more on one segment than the other, including seek business opportunities in the applications of digital technology which we believe can raise our customers’ competitive edge leading to possible increase in market share and profitability in their business sectors. Any change in business focus will be based on current economic conditions, competitive environment, our available cash and infrastructure resources, current customer demand trends and financial results of each segment of our post-VEI CHN Share Exchange business plan. As of the date of the filing of this Form 10-K, we are pursuing our emphasis on IT Business in our core Hong Kong SAR and PRC market while also exploring expansion opportunities in adjacent Asia Pacific markets. Our ability to exploit adjacent market opportunities for expansion will be limited and governed by available, affordable funding and cash flow as well as consideration of business and regulatory hurdles in penetrating a new market.

Health and Cosmetic Retailer Agreement. On February 16, 2018, VEI SHG, signed a January 24, 2018 stores equipment support agreement (“Agreement”) with the largest health care and beauty retailer (“Retailer”) in China. Under the Agreement, the Retailer has contracted for site and preventive maintenance and support for computer and point of sale systems (“Systems”) as well as new store and store renovation install and migration services for Systems from the VEI SHG. The Agreement is non-exclusive, covers Retailer’s stores in the northern and eastern region of China and runs through since December 2019. In March 2020, a renewal agreement signed with the Retailer, and related service extended to March 31, 2023.

In fiscal year 2022, VEI SHG realized $4.35 million in gross revenues from the work under the Agreement.

CORPORATE STRUCTURE

Our corporate organizational chart, as of December 31, 2022, is as follows:

Note a: The remaining 49% share equity of VEI HN is owned by Li Gongyuan, a Chinese national.

Note b: The remaining 49% share equity of SZH is owned by Shanghai Nanan Cosmeceutical Technology Development Limited, a Chinese company, which 54.6% share is effectively controlled by Li Chengliang, a Chinese national.

Marketing

Marketing activities are designed to inform potential clients about the benefits of using our services and include and will include the following: face-to-face sales and marketing (including online presentations); development and distribution of marketing literature; direct mail and email; advertising; promotion of our web site; attendance at trade shows or product seminars; and industry analyst relations campaign.

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

VEI CHN Group has been serving in IT Business sectors for over 15 years, focusing on POS maintenance and support to retail sector. The VEI CHN Group will continue its key business and seek to expand its client base to gain more market share in PRC, Hong Kong, and certain other areas of Asia Pacific. VEII may consider acquiring companies in the Asia Pacific region with similar business, subject to financial wherewithal to do so and subject to a suitable and affordable acquisition opportunity. The perceived cost of market penetration will also be a factor in deciding whether to pursue any acquisition opportunities, which calculation includes strength of competition and other business hurdles as well as regulatory hurdles in establishing a new market. While the Company has secured a convertible credit line for $1.5 million in late January 2023 and revolving credit line for $1 million in July 2022, the Company and its subsidiaries do not currently have ready access to funding dedicated for acquisitions and would have to locate sufficient, affordable funding to pursue any acquisition or merger with a significant cash consideration requirement. Funding from the credit lines is primarily dedicated as of the date of the filing of this Form 10-K to operating expenses and business development of operations in existing markets. The Company evaluates the use of funding from credit lines from time to time and the use of proceeds, which may include business expansion, may be applied to future expansion into new markets in the future. The Company and its subsidiaries may be unable to locate the funding, whether equity or increased debt funding, needed to consummate a merger or acquisition requiring a significant cash consideration or significant post-acquisition working capital, especially since the Company is a small reporting company with a “penny stock” common stock that is not typically suitable for significant equity funding and Company lacks the tangible assets usually required for securing significant debt financing.

We use strategic partnerships as another way of marketing and selling our IT Business. The operating subsidiaries will also cooperate with strategic partners in the local markets to secure and provide maintenance services to major retail customers and as a basis for attempting to expand our business in our markets. In fiscal year 2022, we had over 10 strategic partner arrangements engaged in providing our services to customers in our China/Hong Kong markets.

Competition

We operate in a highly competitive, customer-driven industry and we compete against a variety of local and regional competitors of varying operational sizes, product/service offerings and resources. In some instances, our competitors have greater market share and consumer loyalty and brand-name recognition, fewer regulatory burdens, easier access to financing (whether debt or equity funding and greater and easier access to equity funding through sales of their equity securities to the public), greater operating resources, greater operating capabilities and efficiencies of scale (including technology personnel, research and development capabilities, joint venture partners and marketing-sales channels), longstanding relationships with regulatory authorities and customers, more customers, and more flexibility to offer discounted services or products.

We face significant competition from large multinational service providers, such as DN, NCR, Fujitsu IBM, Toppan Forms and large national companies, such as Octopus card, an electronic payment in online or offline system in Hong Kong. Though VEI CHN Group faces keen competition in the maintenance service market, it believes that it has a well-trained technical team that offers services to the satisfaction of our customers, and as is the case with many smaller companies in the IT segment, we believe we can offer more customized and cost effective services to certain customers than larger competitors. Without extensive teaming with strategic partners, we lack the capabilities to compete directly with larger competitors in projects or work requiring capabilities of a large company. This can from time to time limit the number and nature projects that we can pursue or handle. VEII may also experience a competitive disadvantage in bids or prospective work where extensive and broad prior projects in certain areas of IT are required to bid and to win bids. An instance of such a competitive disadvantage would be technical work in which we do not have extensive prior experience and cannot attain the required technical proficiency, or we do not have a prior relationship with the customer in question.

We also face competition from companies that are of comparable size and resources. In such competition, price and scope of services or qualification of personnel often determines the winning provider. Competition for qualified personnel is an ongoing and significant challenge faced by all companies in the IT Business industry.

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

Due to the evolving and often very sophisticated nature of cyber security threats, cyber security is an ongoing challenge for all IT Business companies like us. Even the most diligent compliance with industry standards for cybersecurity can fail to defeat all cyber security attacks.

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

The Company has not developed a formal succession plan in the event of the retirement, disability or death of key personnel. In the event of the loss of the services of any key personnel, the Company would in all likelihood be forced to recruit an outside person to fill a key personnel position or rely on existing officers to perform the duties of key personnel. The Company may lack sufficient cash and benefits to attract qualified personnel for key personnel positions.

A common problem in our industry is key or important contractors and employees being lured to more attractive or lucrative work opportunities. VEII cannot typically match the level and scope of financial incentives offered by larger competitors to workers. VEII has to rely on active recruitment coupled with offering projects that match workers’ skills and interests as well as providing an appealing work environment and competitive base compensation in order to maintain or create an adequate work force on a project-by-project basis. VEII adopted a 2022 Equity Incentive Plan in 2022, but VEII has not issued any stock-based compensation under that plan as of the date of the filing of this Form 10-K. Company will evaluate the need or benefit of granting incentive company under the 2022 Equity Incentive Plan in 2023. Since the Company’s Common Stock is a penny stock, incentive compensation may not be a significant benefit to attract or retain personnel.

Insurance

Except the Company’s subsidiaries in (i) PRC are required to cover its employees with medical, retirement and unemployment insurance programs, and (ii) Hong Kong are required to cover its employees with labor insurance programs under the prevailing laws and regulations of the PRC and in Hong Kong, we do not maintain other insurance. Because we may not have sufficient insurance, if we are made a party to a liability legal action, we may not have sufficient funds to defend the litigation or may suffer another liability. If that occurs a judgment or liability that is not covered by any insurance or covered by available cash or funding, could cause us to cease or reduce operations. We did not experience any significant claims against our insurance in fiscal year 2022.

Government Regulation

We are subject to U.S. federal securities laws and the corporate laws of the State of Nevada. With respect to regulation of our IT Business, especially in segments related to the Internet, the Internet is increasingly popular and essential on a global basis and is subject to changing and sometimes expanding regulation. As a result, it is possible that a number of international and local laws and regulations may be adopted with respect to the Internet applications and transactions, including ones used in or serviced by our service. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Existing and future laws and regulations governing the privacy of end users or their customers’ information is or may become part of the regulatory burden of conducting our business lines. We do not provide our services in the U.S. as of the date of this Form 10-K, but the global nature of the Internet and e-commerce and financial transactions means that any company may become subject from time to time to U.S. or foreign laws on privacy, financial regulation, business regulation or tax law.

We are not certain how our existing business may be affected by the application of existing, evolving laws, or extension of foreign laws to our operations and, governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet or are typically aimed at Internet providers or Internet IT companies with international operations. However, we may become subject and affected by Internet related laws and regulation in the future, especially in China and Hong Kong where the Chinese government has a heightened concern about national security threats through the Internet. Changes in laws intended to address such issues could create uncertainty in the Internet market place, including areas affecting our business lines. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation or regulatory costs or increased service delivery costs. In addition, because our services could be available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. Our failure to qualify a business in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

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

As a U.S. incorporated company, we are subject to the Foreign Corrupt Practice Act, or “FCPA,” and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. Our activities in Asia create the risk of unauthorized payments or offers of payments by consultants or agents of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and consultants, sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. The U.S. government may seek to hold our Company liable for successor liability for any FCPA violations committed by companies in which we invest or that we acquire.

Holding Foreign Companies Accountable Act. (“HFCAA”); PCAOB Vacates Determination regarding Inability to Fully Investigate and Inspect Chinese and Hong Kong Auditors. On December 15, 2022, the Public Company Accounting Oversight Board or “PCAOB” announced it was able to secure complete access to inspect and investigate public audit firms in the China and Hong Kong SAR for the first time. On December 15, 2022, the PCAOB Board voted to vacate previous determinations that it was unable to fully inspect and investigate Chinese and Hong Kong public auditors of companies reporting under the Exchange Act.  As originally enacted, the HFCAA required the SEC to initially prohibit trading in the securities of an issuer that is a Commission-identified issuer for three consecutive years.  On December 29, 2022, the President signed into law the Consolidated Appropriations Act 2023, which, among other things, amends the HFCAA to reduce this timeframe from three consecutive years to two consecutive years. On December 18, 2022, the SEC announced that due to the December 15, 2022 action by the PCAOB, and until such time as the PCAOB issues any new determination, there are no SEC-reporting companies at risk of having their securities subject to a trading prohibition under the HFCAA. As such, as of the date of this filing of this Form 10-K, the Company is not a Commission Identified Issuer under the HFCAA and is not subject to having its Common Stock delisted under HFCAA.

The following is a discussion of events prior to the SEC December 18, 2022 determination that there were no longer any Commission-identified issuers subject to HFCAA and possible delisting of their equity securities on U.S. public markets.

Prior Developments under HFCAA and Related SEC Rules. As of May 13, 2022, the SEC conclusively identified the Company as a Commission Identified Issuer under the HFCAA and underlying SEC rules. As a result of our identification as a Commission Identified Issuer, our Common would have been delisted from the OTCQB if Company’s current public auditor was not able to be fully audited and inspected by the PCAOB for three consecutive fiscal years (shortened to two years by the Consolidated Appropriations Act 2023), commencing with the fiscal year ended December 31, 2021, and listing and trading in Company our Common Stock would have been prohibited in United States as early as 2024. Our current public auditor was identified by the PCAOB as being an auditor that cannot be fully audited and investigated by the PCAOB due to Chinese government policies. The risks and uncertainty associated with being identified as a Commission Identified Issuer and possible delisting of our Common Stock under the HFCAA could have had a negative impact on investors’ confidence in our Common Stock as an investment and thereby adversely impacted the price of our Common Stock, which adverse impact could have resulted in volatility in trading price of our Common Stock or possibly rendered illiquid an investment in our Common Stock.

Compromise by PCAOB and China on HFCAA. On August 26, 2022, the SEC issued a Statement on Agreement Governing Inspections and Investigations of Audit Firms Based in China and Hong Kong (“August 26, 2022 Compromise”). Under the August 26, 2022 Compromise, the PCAOB, China Securities Regulatory Commission (“CSRC”), and Ministry of Finance of People’s Republic of China established a framework that allowed the PCAOB to inspect and investigate registered public accounting firms in mainland China and Hong Kong. The PCAOB began efforts in the last calendar quarter of 2022 to investigate and audit public auditors in China and Hong Kong in accordance with the August 26, 2022 Compromise and, as discussed above, PCAOB determined that it could fully investigate and audit Chinese and Hong Kong public auditors in December 2022.

Chinese and Hong Kong Business Permits and Regulation. As a general business legal requirement, Company’s Chinese subsidiaries are required to obtain a business license from the State Administration for Market Regulation (“SAMR”). Each of our Chinese subsidiaries has obtained a valid business license from the SAMR, and no application for any such license has been denied. Further, to operate our general business activities currently conducted in China, our relevant Chinese subsidiaries may also be required to obtain other permits from the Chinese government. Company’s Chinese subsidiaries have obtained the necessary permits applicable to them and no application for such permits has been denied by authorities. Our Hong Kong and Philippines subsidiaries likewise have all local government permits to operate their respective businesses. As of the date of the filing of this Form 10-K, the Company and each of its subsidiaries have obtained all licenses and permits required to conduct their respective businesses in all jurisdictions in which those businesses are conducted. Further, except for grants or awards of equity based incentive compensation to Chinese nationals employed by the Company or any of its subsidiaries, which has not occurred as of the date of the filing of this Form 10-K, the Company has all necessary permits and licenses from Chinese and Hong Kong governments to issue securities to foreign investors. Any permits or licenses necessary to operation of the Company and its subsidiaries that are not usual and customary business licenses and permits required of all for-profit businesses in the locality in question are described in this section.

With respect to Chinese and Hong Kong requirements for business or other operational approvals, permits, licenses, or registration requirements necessary to operate our businesses in China and Hong Kong (collectively, “Permits”), the Company and its subsidiaries have not historically been adversely affected by any difficulty, delay or failure to obtain required Permits. However, we cannot predict the effect that the compliance with Chinese and Hong Kong laws and regulations and changes in those laws and regulations may have on our ability to obtain required Permits in the future, especially in light of increasing Chinese government intervention and unilateral modification of Hong Kong laws, regulations and policies.

Based on consultation with Company’s Hong Kong legal counsel as to Chinese and Hong Kong laws, the Company does not believe that: (1) the laws and regulations of China have had an adverse impact on our business, financial condition or results of operations in Hong Kong in fiscal year 2022, (2) that Company has a requirement to obtain any permission or approval from the China Securities Regulatory Commission (“CSRC”), Cyberspace Administration of China (“CAC”) or any other regulatory authority in China for the Company or subsidiary operations for the trading of our common stock or other securities on the OTCQB and the issuance of our securities to foreign investors, except, based on guidance from our Hong Kong legal counsel, that: the Chinese government’s Central State Administration of Foreign Exchange (“SAFE") adopted regulations in 2007 that require the registration with SAFE of any grants of equity based incentive compensation to Chinese nationals employed by a foreign (non-Chinese) company with its securities listed on a foreign exchange or employed by a Chinese subsidiary of such a foreign listed company. Chinese nationals serving as officers and directors are included in the definition of “Chinese employees.” Grants to non-Chinese nationals or a permanent residency permit in another country do not require approval or registration under the 2007 regulations. Under 2012 regulations adopted by SAFE for equity-based grants to Chinese employees by foreign companies with securities listed on foreign exchanges: (1) the scope of registration includes grants or issuances of stock options, stock purchase rights, stock appreciation rights, phantom awards, performance awards, restricted stock (units) and a catch-all "other type of awards” to Chinese employees to be registered with SAFE; and (2) nationals of Hong Kong, Macau and Taiwan working for the foreign company in China may be included, but are not required to be included, in the registration with SAFE. The registration is filed in the SAFE office in the province in which the foreign company’s Chinese subsidiary is located. The main purpose of the 2007 and 2012 regulations is to allow the Chinese government to monitor incentive compensation received by Chinese nationals from foreign companies with securities listed on foreign exchanges. The Company adopted an incentive plan in July 2022, the 2022 Equity Incentive Plan (“Plan”), but has not granted or issued any equity based grants or awards under the Plan. The Company will register any equity-based grants or awards under the Plan to Chinese employees (including officers and directors) prior to approving any such grants or awards. Registration of awards to Chinese employees will also require the Company to file quarterly and annual reports on equity-based awards to Chinese employees with SAFE as well as renew the SAFE registration of the equity based plan on an annual basis.

Based on guidance from Hong Kong legal counsel to the Company, the Company and its operations are not subject to and not impacted by the Chinese cybersecurity-data laws described in this Chinese and Hong Kong Business Permits and Regulation in 2022. The Company and its subsidiaries in China and Hong Kong do not collect the kind of data or act as a data center for information that is the focus of and under the purview of the Chinese national security and cybersecurity laws. Due to the uncertainty of the application or changes in law and regulation in China and Hong Kong, there is no assurance that the Company or its Chinese or Hong Kong operations will not become subject to Chinese cybersecurity-data laws.

The impact of Chinese laws and regulations on the Company and its Hong Kong operations and subsidiaries are subject to the uncertainties created by the Chinese government’s growing intervention and imposition of Chinese laws, regulations and policies, in Hong Kong since 2017 and Chinese government’s willingness to ignore or invalidate conflicting Hong Kong laws, regulations and policies. See following risk factors in Item 1A Risk Factors for potential impact of possible changes in the impact of Chinese laws, regulations and policies on the Company and its Hong Kong and Chinese subsidiaries:  We operate primarily in Hong Kong SAR and China are subject to significant political and economic uncertainties if Chinese government significantly alters the laws governing Hong Kong, page 18; Chinese Government or Hong Kong Government may restrict our ability to transfer cash held in or from operations in China or Hong Kong. , at page 18; and Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China or Hong Kong based upon U.S. laws, including the federal securities laws or other foreign laws, against us or our directors and executive officers who reside in China or Hong Kong, at age 18.

Employees

We have more than 300 full time employees as of December 31, 2022, including officers of the Company and including employees and officers of VEI CHN and its subsidiaries. There is no labor dispute affecting our operations and Company believes it has good relationship with its work force. Our employees are not organized into a labor union.

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

Risks Related to Our Business

A substantial amount of our sales revenue is derived from sales to a limited number of customers, and our business will suffer if sales to these customers decline. We have derived a significant portion of our revenue from a limited number of customers. For the year ended December 31, 2022, our revenue was concentrated in our largest customer that accounted for approximately 22.3% of annual revenues. As of December 31, 2022, $46,788 or 4.1% of our accounts receivable, was due from our largest customer. We do not have long term contractual arrangements or regular negotiation with most of these customers. The loss of one or more of these customers could damage our business, financial condition and results of operations. We are endeavoring but may not succeed expanding our customer base in order to reduce reliance on major customers. We do not conduct business in U.S.A. or European Union, which are major markets for IT Business. As a smaller IT Business, the loss of a single significant customer can have significant, adverse impact on our business and financial conditions, especially since we lack the resources to aggressively, effectively compete for new clients against larger competitors.

Impact of Coronavirus/COVID-19.  By late December 2019, China advised the World Health Organization (“WHO”) of a new strain of the coronavirus had arisen in Wuhan, China and spread throughout China. From China, Coronavirus/COVID-19 (“COVID 19”) has spread by March 2020 to almost all other parts of the developed world, including Hong Kong SAR, the Philippines and the United States. On January 30, 2020, WHO declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and then, on March 11, 2020, declared the COVID-19 outbreak as a “pandemic”.

As of the date of the filing of this Form 10-K, our operations are located primarily in Hong Kong with other operations in China and Philippines. Spikes in COVID 19 new case infections continued from time to time in Hong Kong and in parts of China in 2022. While new COVID 19 cases in Hong Kong have dropped to no new reported cases in February 2023 (according to Hong Kong government) and Hong Kong has eased some COVID 19 restrictions in February and March 2023, and Hong Kong has a high first and second doses of COVID 19 vaccination rates (above 90% of adults), and China has ramped up efforts to get older citizens vaccinated in 2023 (according to World Health Organization), the ability of COVID 19 to rapidly develop new variants with differing vulnerability to existing vaccinations makes COVID 19 an ongoing risk to disrupt our business operations, especially in terms of in-person direct sales and marketing efforts to increase or sustain business with customers and win new customers. Due to the unpredictability of COVID 19 mutations, it is uncertain what the full lasting and long term impact of COVID-19 on the future business of the Company and the impact on the demand for IT services in the Company’s key markets of Hong Kong, China and Philippines. As of the date of the filing of this Form 10-K, the adverse impact on usual and customary business development efforts are generally easing in Hong Kong. The Company has not experienced significant disruptions in operations in 2022 from COVID 19 pandemic, which has mostly impacted efforts to meet and pitch existing customers and new prospective customers about using our services or products.

While we have not experienced a significant loss of personnel from COVID 19 pandemic as of the date of the filing of this Form 10-K, this pandemic, which may impact areas in waves and not in a single occurrence, or may mutate into a vaccine resistant strain, may cause a shortage of qualified personnel. Adequacy of qualified staffing is key to maintenance and growth of our IT Business and our IT Business is key to our financial condition and performance. While performing work by staffs in parts of the world outside of our key markets is a possible solution to any shortages of qualified staff in our key markets, we have not yet developed a contingency plan for remote personnel support of our IT Business or devoted resources to that endeavor. We have no significant experience in using personnel outside of our current market regions.

Our success depends on certain key personnel. We rely on highly skilled and qualified personnel, and if we are unable to continue to attract and retain such qualified personnel it will adversely affect our business. Our performance to date has been and will continue to be largely dependent on the talents, efforts and performance of our senior management and key technical personnel, who generally have, in our opinion, significant experience with our company and substantial relationships and reputations within the industry of our services. Certain of our executive officers and top technical personnel may enter into employment and noncompetition agreements. However, while it is customary in the industry to use employment agreements as a method of retaining the services of key executive personnel, these agreements do not guarantee us the continued services of such employees. We do not currently have an employment agreement with our key personnel, or with most of our key technical and engineering personnel. The loss of our executive officers or our other key personnel, particularly with little or no notice, could cause delays on business developments and projects and could have an adverse impact on our customers and industry relationships, our business, operating results or financial condition. While we may rely on independent contractors or consultants for technical needs, we may also experience an inability to hire such expertise in the future. The job market for experienced IT personnel is competitive in PRC and Hong Kong, our primary markets, as well as globally. We also lack the resources or funding to match more established competitors’ compensation packages for the kind of personnel that is critical to our company’s survival and success.

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

The Company has not developed a succession plan for key personnel and does not have key man life insurance. While VEII has adopted the Plan for incentive compensation, it has not issued any incentive compensation as of the date of the filing of this Form 10-K. The Company will evaluate issuance of incentive compensation in 2023.

Our successful pursuit of profitable business faces various risks and challenges, including:

*	A lessening of the impact of spikes in infections in the COVID 19 pandemic in China, Hong Kong and Philippines economies and mitigation of any possible loss of or shortage of qualified personnel due to illness from COVID-19 is a key factor;

*	the success of our business will be primarily dependent on customer acceptance of our services and products, which is extremely difficult to predict, and our ability to obtain affordable, adequate funding to support efforts to promote our services and products and fund any expansion of business. As a microcap with a lightly traded stock, we have to rely on private placements of stock or debt funding to acquire working capital for expansion of business. While we have obtained two credit lines, there is no assurance that these credit lines will adequately or timely fund any urgent need to develop and sustain new services or products;

*	achieving sustainable operating revenues in our core IT Business that is sufficient to support our business without equity or debt funding;

*	the business can be capital-intensive in terms of labor costs and our capacity to generate cash from our operations may be insufficient to meet our anticipated capital requirements, especially the capital needs of penetrating new markets and developing our services to meet customer demands;

*	technological developments could render obsolete our technologies, services and products and undermine our services and products in the industry and we may be unable to license or acquire the new technologies, services and products;

*	the need to access expertise and technical resources in each market in which we may operate presents high capital costs that may be beyond our ability to fund – as such, we may be unable to bid for highly profitable, but high labor cost, projects or contract opportunities, which inability can limit our growth and profitability potential;

*	we may be unable to compete for or afford key personnel in our industry that pays a premium for talent, especially since our common stock has a limited market price and limited liquidity;

*	a shortage of qualified personnel, could delay or halt our business operations;

*	technologies and customer tastes and demands can shift or change unexpectedly in the rapidly evolving IT industry and we may lack the wherewithal to respond to such changes; and

*	acquisitions we pursue in our industry and related industries could result in operating difficulties, dilution to our shareholders and other consequences harmful to our business. Integration of new acquisitions can undermine an acquiring company’s business strengths by diluting resources and manpower and imposing operational losses.

As part of our growth strategy, and if we attain adequate funding as well as stability and profitability in our core business, we may selectively pursue strategic acquisitions in our industry and related industries. We may not be able to consummate such acquisitions, or efficiently integrate new businesses into our existing business, which could adversely impact our growth. The “penny stock” status of our common stock does not allow our company readily access public capital markets for funding. If we do consummate acquisitions, integrating an acquired company, business or technology may result in unforeseen operating difficulties and expenditures, including:

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

We may need additional and ongoing financing to fund our operations or to acquire or start new operations or business lines, which financing we may not be able to obtain on acceptable terms or at all, especially as a microcap, smaller company. Additional capital raising efforts in future periods will be dilutive to our then current stockholders or result in increased interest expense and debt load in future periods. We have been able to obtain credit lines in July 2022 of $1 million and in January 2023 of $1.5 million for operating costs, including possible expansion of business operations. Nonetheless, we may need to raise additional and ongoing capital to fund our plans to invest in current business development, sustain current operations or marketing initiatives and possible future acquisition of the operating assets. Due to the “penny stock” status of our Common Stock and lack of tangible assets required for traditional debt financing, we may be limited in our ability to obtain additional debt or obtain equity funding to meet operating costs or expansion of our operations in existing or new markets. Our future capital requirements depend on a number of factors, including our ability to manage any growth of our business and our ability to control our expenses while maximizing profits. Also, if we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing public shareholders will be reduced and those shareholders will probably experience significant dilution due to the “penny stock” status of our Common Stock.

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

We may not be able to adequately finance the significant costs associated with the development, licensing or purchase of new product lines and new services. While we have been able to secure a credit line for $1.5 million for operating costs in February 2023 and a credit line for $1 million in July 2022, any technology business is subject to a demand to have the newest product and services to match changes in technology and customer purchasing habits. This technological cycle will require us to develop, license or purchase new products and develop or license new technologies to match changes in the technologies used by or preferred by our customers. The cost of keeping pace on technologies, products and services required by our customers may exceed our ability to fund from cash from operations and credit lines the development, purchase or licensing of those technologies, products and services. We do not possess the internal research and development capabilities and resources of many of our competitors, especially the larger ones.

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

Operational and Legal Risks Associated with being a U.S. Public Company with Chinese-Based and Hong Kong-Based Operations

We operate primarily in Hong Kong SAR and China are subject to significant political and economic uncertainties if Chinese government significantly alters the laws governing Hong Kong.

The Chinese government may exercise significant oversight and discretion over the conduct of Company and Company’s operating subsidiaries in China as well as in Hong Kong (despite Hong Kong being a separate system from mainland China) and may intervene in or influence our operations and our status as a U.S. public holding company at any time. These Chinese governmental actions:

1)	could disallow our corporate structure as a U.S .public holding company in Hong Kong or our ownership of Chinese subsidiaries;
2)	could result in a material change in our operations, including, without limitation, reincorporation of companies, transfers of operations or assets to other jurisdictions, cessations of operations, bankruptcy, insolvency, liquidation, changes in business lines, efforts to list or continue to trade our securities on non-U.S. securities exchanges and going private transactions – each of these transactions could render worthless or illiquid or nominal in value any investment in the Company;
3)	could hinder our ability to continue to offer securities to investors outside of China and Hong Kong or list our securities on any U.S. national securities exchange or OTCQB; and
4)	may cause the value of our securities to significantly decline or become illiquid investment or completely worthless.

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

Chinese Government or Hong Kong Government may restrict our ability to transfer cash held in or from operations in China or Hong Kong. To the extent cash in the Company’s or its subsidiaries’ business is held in China or Hong Kong, or held by a Chinese or Hong Kong entity, those funds may not be available to fund operations of the Company or its subsidiaries or for other uses outside of China or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of the Company or its subsidiaries by the Chinese government to transfer cash. There can be no assurance the Chinese government will not intervene in or impose restrictions on the ability of the Company or its subsidiaries to transfer cash outside of China or Hong Kong.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China or Hong Kong based upon U.S. laws, including the federal securities laws or other foreign laws, against us or our directors and executive officers who reside in China or Hong Kong. Most of our principal operating subsidiaries’ current operations and assets are located in Hong Kong or China. Moreover, six of our eight current directors and all of our executive officers are residents of Hong Kong. All or a substantial portion of the assets of these directors and executive officers are located outside the U.S. Our Chairman, Mr. Chan Heng Fai is a resident of Singapore and director Robert Trapp is a resident of the United States. Our senior officers, Mr. Tan Seng Wee, the Chief Executive Officer and a director, and Mr. Au Cheuk Lun, our Chief Financial Officer, as well as directors Tsang Po Wee, Lee Yuen Fong, Wong Shui Yeung, and Wong Tat Keung are all residents of Hong Kong.

As a result, it may not be possible to effect service of process within the U.S. or elsewhere outside Hong Kong or China upon these directors and executive officers who reside in Hong Kong or may reside in or claim residence in China. In addition, uncertainty exists as to whether the courts of the Hong Kong or China would recognize or enforce judgments of U.S. courts obtained against us or such officers or directors predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof, or be competent to hear original actions brought in Hong Kong or China against us or those directors or executive officers predicated upon the securities laws of the U.S. or any state thereof. Under the Nationality Law of the People's Republic of China (“CNL”), which has been applied in the Hong Kong since 1 July 1997, and pursuant to Article 18 of and Annex III to the Basic Law, Hong Kong residents who are of Chinese descent and were born in the Chinese territories (including Hong Kong), or persons who satisfy the criteria laid down in the CNL as having Chinese nationality, are regarded as Chinese nationals by the Chinese government.

The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is uncertain. As a result, it may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The Chinese legal system is based on the civil law regime, that is, it is based on written statutes. Unlike the U.S. legal system, a decision by one judge in China does not set a legal precedent that is required to be followed by Chinese judges in other cases. In addition, the interpretation of Chinese laws and Chinese court decisions may be varied to reflect domestic political changes or may be dictated or invalidated by the Chinese government.

While the Hong Kong court system is based on English common law system (like the United States court system) under the Basic Law, the “constitution” of Hong Kong written when United Kingdom handed control of Hong Kong to China in 1997, and has operated independently from Hong Kong government in the past, the independence of the Hong Kong judiciary has been undermined in the past three years by the Chinese government. Since the Chinese government has imposed national security laws of China in Hong Kong, the PRC National People’s Congress Standing Committee (“NPCSC”), which is a central authority of the Chinese government, has held that NPCSC decisions and directives are not reviewable by Hong Kong courts. The Court of Final Appeal, Hong Kong’s highest court, ruled in January 2021, that NPCSC decisions have the force of law in Hong Kong and are not subject to judicial review by Hong Kong courts. The former independence and integrity of the common law system of the Hong Kong courts have been compromised by Chinese government influence and direct intervention and investors face the same risks and challenges of obtaining service of process and pursuing and enforcing legal claims against our directors and senior officers who reside in China in the Chinese court system in obtaining service of process and pursuing and enforcing claims against our directors and senior officers who reside in Hong Kong in the Hong Kong court system.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws in China or Hong Kong may further and adversely affect investors seeking to enforce or assert claims against us or our management in Chinese or Hong Kong courts.

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

Due to a lack of a significant public float, institutional investor support and primary market makers, VEII Common Stock is less liquid, receives little if no coverage by security analysts and news media, and generates lower prices than might otherwise be obtained if the Common Stock was listed on a national securities exchange or NASDAQ, had institutional investor support, active primary market makers and had analysts’ coverage. While the average bid of the Common Stock has increased in the past year, going from below ten cents per share to 20 cents to 30 cents per share, and a noted entrepreneur and affiliates have acquired a significant stake in the shares of Common Stock in the past year, the market for the Common Stock remains limited in liquidity and overall, sustained appreciation. We also lack primary market maker and non-affiliated institutional investor support for the public market for our common stock. The penny stock status of the Company makes very difficult to attract institutional investor or market maker support.

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

Our executive officers, directors and their affiliated entities will beneficially own or control approximately 59.69% (See: Stock Ownership Table at page 47) of the outstanding shares of our Common Stock. Accordingly, these executive officers, directors and their affiliated entities, acting as a group, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, dissolution, or any other significant corporate transaction. These shareholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other shareholders. This significant concentration of Common Stock ownership may adversely affect the trading price of our Common Stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our markets are limited in number and we do not operate in some of the larger, lucrative IT Industry Markets. We are dependent on Hong Kong and, to a lesser extent, PRC for our customers and revenues. We lack extensive diversification into new geographical markets, which is a goal of our company, but we also believe there is sufficient business in Hong Kong and PRC to support our short-term business and financial goals and to support our foreseeable operating overhead. The acquisition of TapServices, Inc. is an effort to expand the reach of geographical markets beyond PRC and Hong Kong, but we remain committed to expanding our business in PRC and Hong Kong as our core geographical market. TapServices, Inc. will need to be self-supporting in terms of revenues and meeting working capital needs in order to allow the other operating subsidiaries to dedicate funds to developing and supporting operations in the key China and Hong Kong markets.

Since we do not have revenue generating operations in North or South America, we do not anticipate any direct, immediate adverse consequences from any trade disputes between U.S. and China (other than any impact on China and Hong Kong economic conditions).

General Risks of Internal Controls.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including this Form 10-K.  We can provide no assurance that we will comply with all of the requirements imposed thereby in the coming years. In the event that we ever identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

We may not be able to successfully implement our strategies of expanding in our industry, effectively or at all. A key feature of our growth strategy is to expand our existing services in PRC and Hong Kong. This strategy requires us to leverage the talents of our key personnel, their experience and developing and protecting any market share or any proprietary rights. As a company, however, we have limited financial resources to accomplish these goals. Entry into these businesses or into new markets presents significant challenges and subjects our business lines to significant risks, including those risks set forth in these Risk Factors. The inability to successfully manage these challenges could adversely affect our potential success in these businesses. Such failure would significantly limit our ability to grow our business and could deplete our working capital and limit our ability to operate or pursue new businesses or new markets. We may lack the revenues and funding to pursue our business, which could doom our business to failure or a restructuring to a more limited business.

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

We operate in Hong Kong and PRC. The control of the Communist Party over the government of PRC and Hong Kong injects potential risk exposure from sudden, unexpected changes in laws or regulations or trade regulations that could be adverse to the Company. Any changes in PRC laws and regulations, or their interpretation, or the imposition of new taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Any decrease in our revenues or an increase in operating costs (and corresponding reduction in our cash flows) would also adversely affect our ability to pay our indebtedness as it comes due.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

The Company received Staff comments about the Form 10-K for the fiscal year ended December 31, 2021, as amended. The Staff comments were primarily concerned the adequacy of our disclosures about the impact of or risks resulting from Chinese government intervention and regulation of businesses located in China and Hong Kong. We have timely responded to all SEC Staff comments as of the date of the filing of this Form 10-K and we are not unaware of any unresolved SEC Staff comments on the Form 10-K for the fiscal year ended December 31, 2021, as amended.

ITEM 2. PROPERTIES.

We own no real property. Our company and subsidiary operations leases the following office spaces:

1)	Unit 02-03, 6/F. Block B, Shatin Industrial Centre, 5-7 Yuen Shun Circuit, Shatin, N.T., Hong Kong
2)	Flat E, 18/F, Block 31, No.1 Hang Shing Street, City One Shatin, Shatin, N.T., Hong Kong
3)	Unit 608, 6/F, Sunbeam Centre, 27 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong
4)	Room 04&06-07, 23/F, Newpoly Tower, No. 2 Zhong Shan Liu Road, Guangzhou, China 510180
5)	Room 2663, 2665 & 2667, 26/F, Oriental Plaza, Jianshe Road, Luohu District, Shenzhen , China
6)	Unit 1&2, 2/F, Building A7, 700 Yishan Road, Xuhui District, Shanghai, China
7)	Room 1107, 2/F, No.15 West Majiapu Road, Fengtai District, Beijing, China 100068
8)	Unit 902, The Orient Square, Emerald Ave, Ortigas Center, Pasig City, Metro Manila 1605
9)	Room T1-806, Greenland Center, No. 319, Section 1, Furong Middle Road, Kaifu District, Changsha, China

We believe that the above space is sufficient for our current operations. We paid $357,798 in aggregate lease payments in fiscal year 2022 for the above spaces.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Common Stock of VEII is quoted on OTCQB under the trading symbol “VEII.” The CUSIP number for our common stock is 829348200. Because we are quoted on OTCQB and is lightly traded, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. We are not aware of any stock analysts who cover our common stock or publish reports on our company or our common stock.

Holders

As of December 31, 2022, there were approximately 56 stockholders of record of our Common Stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Dividend Policy

We have paid cash dividends on our Common Stock for the years ended December 31, 2022 and 2021 amounted to nil and $169,291, respectively. Our business strategies or our financial condition may require us to retain future earnings for overhead and business development costs. As such, investors should not invest in our Common Stock on the assumption that it will pay a regular or periodic dividend or pay any future dividend.

Subject to restrictions imposed by Nevada laws, our Board of Directors has complete discretion on whether to pay dividends, subject to legal requirements and possible shareholder consent. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our shareholders.

Securities Authorized for Issuance under Equity Compensation Plans

In July 2022, the Company adopted a 2022 Equity Incentive Plan or “Plan”. The Company has not issued or granted any incentive compensation under the Plan in 2022 or as of the date of the filing of this Form 10-K.

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2022 that went undisclosed in a quarterly report on this Form 10-K, Form 10-Q or a current report on Form 8-K that was filed during the period.

Purchases of Equity Securities

No repurchases of our Common Stock were made during the fiscal year 2022.

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

Overview of our Business

Value Exchange International, Inc. Current Business and Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry. A general trend affecting our IT Business is the trend of increasing competition for skilled labor. With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets. We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail. We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2021 or 2022.

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

IT Business is often affected by general economic conditions in our markets and any decline in those conditions could adversely impact our business and financial performance. During periods of economic growth, customers general spend more for IT Business products and services. During periods of economic contraction or uncertainty, such spending generally decreases or is deferred. As such, the prospective business for our IT Business is generally greater during periods of economic growth or stability in Hong Kong or China and decreases during periods of economic decline or uncertainty in Hong Kong and China. In our global economy, and with PRC being still a principal export economy, adverse economic conditions globally or in other regions can adversely impact economic conditions in Hong Kong and PRC. PRC has experienced a less dynamic growth in gross national product in the past year and this may reduce the willingness of customers to spend on IT Business The impact of COVID-19 pandemic in late 2019 and throughout 2021 and 2022 has introduced a risk factor that cannot be fully evaluated as of the date of the filing of this Form 10-K due to a number of uncertainties about reoccurrence of the pandemic through new variants or mutations of the virus and resulting spikes in infections in the near future in our key markets and the time frame for developing a new or enhanced vaccine and viral remedial medicines that will allow the economies in our key markets to return to normal state of operation and function. The COVID 19 pandemic has eased in 2023 in Hong Kong and Chinese government has been more aggressive in combating COVID 19 pandemic in 2022 and into 2023. While COVID 19 pandemic appears to be easing in terms of overall impact on economies in China and Hong Kong in 2023, the possibility of spikes from variants or mutations of the virus and Chinese government or Hong Kong government restrictions to combat such spikes continues to raise the specter of COVID 19 pandemic adversely affecting the promotion and growth of our business in 2023 by virtue of adverse impact on the general economy in China or Hong Kong or hampering marketing-sales efforts.

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing. We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2021 or fiscal year 2022, but we perceive that the expansion of cloud computing could allow foreign customers to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core market. We may find it more difficult to compete for IT Business in Hong Kong and China if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems. The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets.

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

In order for us to attain sustained success in the near term, we must continue to maintain and grow our customer base, provide high-quality service and satisfaction to our existing clients. In the current economic environment, we must provide our customers with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced a more demand for our IT Business products and services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins in fiscal year 2023 or over the longer term.

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

Principal business

The principal business of VEI CHN for more than 20 years is to provide the IT Business, primarily to leading retailers in Hong Kong SAR, Macau SAR and PRC. The primary services and products of the IT Business are:

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

During January 2017, VEI CHN acquired 100% common stock of TapServices, Inc. (“TSI”) for total consideration being $202,636. TSI is a limited liability corporation organized under the laws of the Philippines on March 24, 2009. TSI operations have been managed by Mr. Benny Lee, a director of VEI SHG. TSI commenced revenue generating operations in 2010 and focused on software and computer hardware maintenance on point of sale or “POS” systems for local Manila, Philippines businesses. Recent years, TSI business model has been to engage in the business of providing information, data, and communications technology services, to supply and deal in all related products, including computer hardware, software and application products, and to own, design, install, maintain, operate, integrate, sell, lease or otherwise deal in such systems, facilities, gateways, equipment, devices and POS terminals in the retail business. TSI’s business line is essentially similar to the business line of VEI CHN Group in information technology and computer system consulting services and related products’ sales. The customer base of TSI includes Robinson Retails Group (“RRG”), Ministop Convenience Stores, and Watson’s Personal Health and Care (Phil.) Inc. in the Philippines. In 2022, TSI achieved of $1.68 million in gross revenues. TSI customarily combines maintenance contracts with hardware sales. TSI geographical market is the greater Manila, Philippines region and adjacent areas.

Throughout fiscal year 2022, we are focusing and will focus its business in IT Business, and seek to expand its services to commercial customers in PRC and Asia Pacific Region when general economic conditions are favorable for expansion, which requires an end or substantial diminution of the Coronavirus/COVID-19 pandemic, and adequate, affordable funding are available. Such expansion may not be feasible until 2023 or 2024. This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer order in our core markets of Hong Kong SAR and China.

Financial Performance Highlights

The following are some financial highlights for the 2022:

•	Net revenue: Our net revenues were $10,924,330 for the year ended December 31, 2022, as compared to $9,977,921 for the year ended December 31, 2021, an increase of $946,409 or 9.5%.

•	Gross profit: Gross profit for the year ended December 31, 2022 was $1,695,469 or 15.5% of net revenues, as compared to $2,679,694 or 26.9% of net revenues, for the year ended December 31, 2021, a decrease of $984,225 or 36.7%.

•	(Loss) profit from operations: Our loss from operations totaled $193,755 for the year ended December 31, 2022, as compared to profit from operations totaled $534,759 for year ended December 31, 2021, a change of $728,514. The change was mainly attributable to the decrease in our gross profit.

•	Net income: Our net income totaled $3,366 for the year ended December 31, 2022, compared to $677,402 for the year ended December 31, 2021, a decrease of $674,036 or 99.5%.

•	Basic and diluted net income per share was $0.00 for the year ended December 31, 2022.

Results of Operations

Year Ended December 31, 2022 compared to the year ended December 31, 2021

The following table summarizes the results of our operations during the years ended December 31, 2022 and 2021 and provides information regarding the dollar and percentage increase or (decrease) from the 2021 year to the 2022 year.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2022 and 2021

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	2022	2021	Change
	US$	US$	US$	%
NET REVENUES
Service income	10,924,330	9,977,921	946,409	9.5
COST OF SERVICES
Cost of service income	(9,228,861)	(7,298,227)	(1,930,634)	26.5
GROSS PROFIT	1,695,469	2,679,694	(984,225)	(36.7)
Operating expenses:
General and administrative expenses	(2,001,268)	(2,131,194)	129,926	6.1
Foreign exchange gain (loss)	112,044	(13,741)	125,785	(915.4)
(LOSS) PROFIT FROM OPERATIONS	(193,755)	534,759	(728,514)	(136.2)
OTHER INCOME (EXPENSES)	271,149	229,774	41,375	18.0
INCOME BEFORE PROVISION FOR INCOME TAXES	77,394	764,533	(687,139)	(89.9)
INCOME TAXES EXPENSES	(74,028)	(87,131)	13,103	(15.0)
NET INCOME	3,366	677,402	(674,036)	(99.5)

Net revenues. Net revenues were $10,924,330 for the year ended December 31, 2022, as compared to $9,977,921 for the fiscal year ended December 31, 2021, an increase of $946,409 or 9.5%. This result was primarily attributable to the increase in our revenue from 1) systems maintenance with revenue increasing from $7,439,172 for the year ended December 31, 2021 to $9,243,919 for the year ended December 31, 2022; offset by the decrease in our revenue from 2) hardware and consumables with revenue decreasing from $2,290,531 for the year ended December 31, 2021 to $1,439,553 for the year ended December 31, 2022, and 3) sales of systems development and integration with revenue decreasing from $248,218 for the year ended December 31, 2021 to $240,858 for the year ended December 31, 2022.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff and general overhead. Our cost of services were $9,228,861 or 84.5% of net revenues, for the year ended December 31, 2022, as compared to $7,298,227 or 73.1% of net revenues, for the year ended December 31, 2021, an increase of $1,930,634 or 26.5%. The increase in cost of services was mainly attributable to the increase in our contracting fees to suppliers and cost of technical staff for the growing demand of our service.

Gross profit. Gross profit for the year ended December 31, 2022 was $1,695,469 or 15.5% of net revenues, as compared to $2,679,694 or 26.9% of net revenues, for the year ended December 31, 2021. The decrease of gross profit was largely due to the increase in cost of services, offset by the increase in net revenues in 2022, as compared with 2021.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased to $2,001,268 or 18.3% of net revenues, for the year ended December 31, 2022, as compared to $2,131,194 or 21.4% of net revenues, for the year ended December 31, 2021, a decrease of $129,926 or 6.1%. The primary reason for the decrease was attributable to a decrease in consultancy and professional fees, and other administrative costs in 2022, as compared with 2021.

(Loss) profit from operations. As a result of the above analysis, our loss from operations totaled $193,755 for the year ended December 31, 2022, as compared to profit from operations totaled $534,759 for year ended December 31, 2021, a change of $728,514. The change was mainly attributable to the decrease in our gross profit.

Income taxes. The Company is subject to United States federal income tax at a tax rate of 21% in 2022 (2021: 21%) on any revenues subject to U.S. taxation. No provision for income taxes in the United States has been made as the Company had no U.S. source income taxable in the United States for the fiscal years ended December 31, 2022 and 2021.

VEI CHN and VEI HKG were formed in Hong Kong and subject to Hong Kong income tax at a tax rate of 16.5% for the year ended December 31, 2022. TSI was formed in Philippines and subject to an income tax rate of 30% for the year ended December 31, 2022. Our VEI SHG, VEI HN and SZH was formed in China and subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the “New EIT Law,” and its implementing regulations, both of which became effective on January 1, 2008. VEI SHG subject to an income tax rate of 25% for the year ended December 31, 2022.

Income taxes expenses amounted to $74,028 or 0.7% of net revenues for the year ended December 31, 2022, as compared to $87,131 or 0.9% of net revenues for the year ended December 31, 2021. The decrease was primarily attributable to the current tax expenses decrease, and the utilization of tax loss brought forward for the year ended December 31, 2022.

Net income. As a result of the foregoing, we had a net income of $3,366 for the year ended December 31, 2022, compared to net income of $677,402 for the year ended December 31, 2021, as a result of the factors described above concerning increase in cost of services, offset by increase in revenue, increase in other income and increase operating expenses.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $208,776. The following table provides detailed information about our net cash flow for all financial years presented in this report.

Cash Flows

Cash Flow. Regarding the cash transfer throughout our organization, we have implemented internal cash management policies for all of our subsidiaries, which require the relevant financial staff to verify that the relevant documents issued by the requesting staff are approved by a supervisor and are qualified for distribution under internal accounting rules, and then the actual distribution requires the approval of a competent supervisor of the relevant financial staff. Any voucher will be stamped after payment and the payee will sign the request for payment as a receipt. In addition, all payments shall be made by remittance, crossed and stamped non-endorsed transfer cheques, except for certain specified cash payables. When transferring any inter-group funds or to our investors, the cash management procedures is the same as the cash management policies for external payment to payees as set out above.

As such, our Hong Kong subsidiaries, Chinese subsidiaries and our Philippines subsidiary are funded by their respective internal cash inflows or, when necessary, by capital injection from VEI CHN. Our subsidiaries occasionally purchase goods or services from intra-group subsidiaries in other geographic location, and payment is made directly into the operating subsidiary which is providing goods or services.

None of the Company or its consolidated subsidiaries have ever faced difficulties, restrictions or limitations on the ability to transfer cash which have been made between the Company, our subsidiaries in different jurisdiction, or to our U.S. investors due to any reasons, including but not limited to the interventions in or the imposition of restrictions and limitations by the Hong Kong or Chinese law or regulation governing the transfer of cash. However, there can be no assurance that there will not be additional or new laws, rules and regulations promulgated by, or other actions taken by, the Hong Kong or Chinese government authorities, which may lead to potential intervene in or impose restrictions on the ability of the Company or our subsidiaries to transfer cash. In such events, our business, financial condition and results of operations may be materially and adversely affected. For a description of the risks facing the Company associated with our structure, please refer to “Item 1A. Risk Factors –Operational and Legal Risks Associated with being a U.S. Public Company with Chinese-Based and Hong Kong-Based Operations below at page 18 and further description of Chinese Laws and Regulations in Item 1. Business at page 14.

Except for the following aggregate intra-group cash flow, there were no other transfers of assets which have been made between our holding company or our subsidiaries, for the years ended December 31, 2021 and 2022:

(All amounts in U.S. dollars)

	Year Ended
	December 31,
	2022	2021
	US$	US$
Net cash (used in) provided by operating activities	(436,361)	135,356
Net cash used in investing activities	(222,980)	(325,827)
Net cash provided by (used in) financing activities	610,828	(14,248)
Effect of exchange rate changes on cash and cash equivalents	(32,109)	(29,220)
Net decrease in cash and cash equivalents	(80,622)	(233,939)
Cash and cash equivalents at the beginning of year	289,398	523,337
Cash and cash equivalents at the end of year	208,776	289,398

To the extent cash in the Company’s or its subsidiaries’ business is held in China or Hong Kong, or held by a Chinese or Hong Kong entity, those funds may not be available to fund operations of the Company or its subsidiaries or for other uses outside of China or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of the Company or its subsidiaries by the Chinese government to transfer cash. There can be no assurance the Chinese government will not intervene in or impose restrictions on the ability of the Company or its subsidiaries to transfer cash outside of China or Hong Kong. See: Item 1A Risk Factors, Operational and Legal Risks Associated with being a U.S. Public Company with Chinese-Based and Hong Kong-Based Operations at page 18.

Operating Activities

Net cash used in provided by operating activities was $436,361 for the year ended December 31, 2022, which was a change of $571,717 from net cash provided by operating activities $135,356 for the year ended December 31, 2021. The change was primarily attributable to the following:

1)	Net income of $3,366 for the year ended December 31, 2022, compared to $677,402 for the year ended December 31, 2021; and

2)	A change of Accounts receivable, Other receivables, deposit and prepayments, Amounts due from related parties, and Other payables and accrued liabilities decreased our operating cash balances by $15,260, $257,891, $458,518 and $405,805 respectively; offset by

3)	A change of Accounts payable increased our operating cash balances by $526,873.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

Obligations	Total Due	Due in Less than 1 year	Due in 1-3 Years	Due in 4-5 years	Due in more than 5 years
Operating lease obligations, including imputed interest	551,512	380,757	170,755	-	-

Investing Activities

Net cash used in investing activities decreased to $222,980 in the year ended December 31, 2022, which was a decrease of $102,847 or 31.6% from $325,827 for the year ended December 31, 2021. The decrease in net cash used in investing activities was attributable to the purchase of plant and equipment by $223,619; offset by cash provided by the interest received by $639 for the year ended December 31, 2022.

Financing Activities

Net cash provided by financing activities was $610,828 in the year ended December 31, 2022, which was a change of $625,076 from net cash used in financing activities totaled $14,248 for the year ended December 31, 2021. The change was attributable to the process from bank loan by $1,054,294; offset by cash used in principal payments on leases, and repayment of bank loan, and interest paid by $351,664, $57,346, and $34,456 respectively for the year ended December 31, 2022.

Cash transfer throughout our organization

We have implemented internal cash management policies for all of our subsidiaries, which require the relevant financial staff to verify that the relevant documents issued by the requesting staff are approved by a supervisor and are qualified for distribution under internal accounting rules, and then the actual distribution requires the approval of a competent supervisor of the relevant financial staff. Any voucher will be stamped after payment and the payee will sign the request for payment as a receipt. In addition, all payments shall be made by remittance, crossed and stamped non-endorsed transfer cheques, except for certain specified cash payables. When transferring any inter-group funds or to our investors, the cash management procedures is the same as the cash management policies for external payment to payees as set out above.

As such, our Hong Kong subsidiaries, Chinese subsidiaries and our Philippines subsidiary are funded by their respective internal cash inflows or, when necessary, by capital injection from VEI CHN. Our subsidiaries occasionally purchase goods or services from intra-group subsidiaries in other geographic location, and payment is made directly into the operating subsidiary which is providing goods or services.

None of the Company or its consolidated subsidiaries have ever faced difficulties, restrictions or limitations on the ability to transfer cash which have been made between the Company, our subsidiaries in different jurisdiction, or to our U.S. investors due to any reasons, including but not limited to the interventions in or the imposition of restrictions and limitations by the Hong Kong or Chinese law or regulation governing the transfer of cash. However, there can be no assurance that there will not be additional or new laws, rules and regulations promulgated by, or other actions taken by, the Hong Kong or Chinese government authorities, which may lead to potential intervene in or impose restrictions on the ability of the Company or our subsidiaries to transfer cash. In such events, our business, financial condition and results of operations may be materially and adversely affected. For a description of the risks facing the Company associated with our structure, please refer to Operational and Legal Risks Associated with being a U.S. Public Company with Chinese-Based and Hong Kong-Based Operations below at page 18 and further description of Chinese Laws and Regulations in Item 1 Business at page 14Except for the following aggregate intra-group cash flow, there were no other transfers of assets which have been made between our holding company or our subsidiaries, for the years ended December 31, 2022 and 2021:

		2022	2021
From	To	US$	US$
VEI CHN	TSI	-	11,223
VEI SHG	VEI CHN	-	346,719
VEI HKG	TSI	32,723	37,965
VEI HKG	VEI SHG	749,117	645,038
VEI CHN	VEI HKG	609,976	946,090
TSI	VEI SHG	47,202	-
HTS	VEI SHG	3,747	-
VEI SHG	VEI HN	280,733	225,840
VEI SHG	SZH	5,514	102,760

For a detailed description on the transfer of cash through our organization and details on the aggregate intra-group cash flow for the years ended December 31, 2022 and 2021, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Operating Results – Cash Flow” on page 25.

Dividends and Other Distributions

The Company was incorporated in Nevada, United States as a holding company and has no revenue generating operations. All revenue generating operations are conducted through our subsidiaries in the Hong Kong, China, and Philippines. We do not anticipate paying dividends in the foreseeable future on our common stock. The Company declared and paid a one-time cash dividend of $0.005 per shares of Common Stock in 2021, which dividend was in the aggregate $169,291. The declaration of dividends on any class of shares is within the discretion of our board of directors, subject to the Nevada law governing declaration and payment of dividends, out of legally available funds, and will depend on the assessment of, among other factors, earnings, capital requirements and our operating and financial condition. If we determine to pay dividends on any of our capital stock in the future to our stockholders, we will be dependent on receipt of funds from our operating subsidiaries. There have been no other transfers, dividends or distributions to our U.S. investors by us.

If we determine to pay dividends on any of our Common Stock in the future, as a holding company, we will be dependent on receipt of funds from our operating subsidiaries in Hong Kong. Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. There are no restrictions or limitations under the laws of Hong Kong imposed on the conversion of Hong Kong dollar into foreign currencies and the remittance of currencies out of Hong Kong, nor is there any restriction on any foreign exchange to transfer cash between the Company and its subsidiaries, across borders and to investors outside of China, nor is there any restrictions and limitations to distribute earnings from the subsidiaries, to the Company and investors outside of China and amounts owed.

The Chinese laws, rules and regulations applicable to our Chinese subsidiaries permit payments of dividends only out of their accumulated profits, if any, determined in accordance with applicable accounting standards and regulations. The same requirement applies to Hong Kong subsidiaries.

Although we did not rely on our Chinese subsidiaries in dividend and other distributions on equity in the past, we may rely on dividends and other distributions on equity paid by our Chinese subsidiaries for our cash and financing requirements in the future, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. There have not been any such dividends or other distributions from our Chinese subsidiaries to our subsidiaries located outside of China. In addition, save as disclosed above, none of our subsidiaries have ever issued any dividends or distributions to us or their respective shareholders outside of China. According to the Foreign Investment Law of the People’s Republic of China and its implementing rules, which jointly established the legal framework for the administration of foreign-invested companies, a foreign investor may, in accordance with other applicable laws, freely transfer into or out of China its contributions, profits, capital earnings, income from asset disposal, intellectual property rights royalties acquired, compensation or indemnity legally obtained, and income from liquidation, made or derived within the territory of China in RMB or any foreign currency, and any entity or individual shall not illegally restrict such transfer in terms of the currency, amount and frequency. According to the Company Law of PRC and other Chinese laws and regulations, our Chinese subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with Chinese accounting standards and regulations. In addition, each of our Chinese subsidiaries is required to set aside at least 10% of its accumulated after-tax profits, if any, each year to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Where the statutory reserve fund is insufficient to cover any loss the Chinese subsidiary incurred in the previous financial year, its current financial year’s accumulated after-tax profits shall first be used to cover the loss before any statutory reserve fund is drawn therefrom. Such statutory reserve funds and the accumulated after-tax profits that are used for covering the loss cannot be distributed to us as dividends. At their discretion, our Chinese subsidiaries may allocate a portion of their after-tax profits based on Chinese accounting standards to a discretionary reserve fund. As a result of these restrictions, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. Statutory reserve funds are not distributable as cash dividends.

Renminbi is not freely convertible into other currencies. As result, any restriction on currency exchange may limit the ability of our Chinese subsidiaries to use their potential future renminbi revenues to pay dividends to us. The Chinese government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Shortages in availability of foreign currency may then restrict the ability of our Chinese subsidiaries to remit sufficient foreign currency to our offshore entities for our offshore entities to pay dividends or make other payments or otherwise to satisfy our foreign-currency-denominated obligations. The renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, without the need of the approval of the State Administration of Foreign Exchange of China (“SAFE”). By contrast, the renminbi under the “capital account,” which includes foreign direct investment and foreign currency debt, including loans we may secure for our onshore subsidiaries, may be converted into other currencies upon the approval of the SAFE and the conversion is also subject to other restrictions or limitations, e.g., control of a Chinese entity’s foreign debt quota. Currently, our Chinese subsidiaries may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of the SAFE by complying with certain procedural requirements. However, the relevant Chinese governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The Chinese government may continue to strengthen its capital controls, and additional restrictions and substantial vetting processes may be instituted by SAFE for cross-border transactions falling under both the current account and the capital account. Any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in renminbi to fund our business activities outside of China or pay dividends in foreign currencies to holders of our securities. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant Chinese governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries.

In addition, shareholders may potentially be subject to Chinese taxes on dividends paid by us in the event we are deemed a Chinese resident enterprise for Chinese tax purposes. According to the Income Tax Law, income such as dividends, rental, interest and royalty from the China derived by a non-resident enterprise which has no establishment in China or has establishment but the income has no relationship with such establishment is subject to a 10% withholding tax, which may be reduced if the foreign jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement, unless the relevant income is specifically exempted from tax under the applicable income tax laws, regulations, notices and decisions which relate to foreign invested enterprises and their investors. According to the Notice of the State Administration of Taxation on Issues Relating to the Administration of the Dividend Provision in Tax Treaties, the corporate recipients of dividends distributed by Chinese enterprises must satisfy the direct ownership thresholds at all times during the twelve (12) consecutive months preceding the receipt of the dividends.

None of the Company or its consolidated subsidiaries have ever faced difficulties, restrictions or limitations on the ability to distribute earnings which have been made between the Company, our subsidiaries in different jurisdiction, or to our U.S. investors due to any reasons, including but not limited to the interventions in or the imposition of restrictions and limitations by the Hong Kong or Chinese law to distribute earnings. However, there can be no assurance that there will not be additional or new laws, rules and regulations promulgated by, or other actions taken by, the Hong Kong or Chinese government authorities, which may lead to potential intervention in or imposition of restrictions on the ability of the Company or our subsidiaries to distribute earnings, to transfer cash or on foreign exchange. In such events, our business, financial condition and results of operations may be materially and adversely affected. For a description of the risks facing the Company associated with our structure, please refer to Operational and Legal Risks Associated with being a U.S. Public Company with Chinese-Based and Hong Kong-Based Operations at page 18 and further description of Chinese Laws and Regulations in Item 1. Business at page 14.

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

On February 16, 2018, VEI SHG signed a January 24, 2018 stores equipment support agreement (“Agreement”) with the largest health care and beauty retailer (“Retailer”) in People’s Republic of China (“China”). Under the Agreement, the Retailer has contracted for site and preventive maintenance and support for computer and point of sale systems (“Systems”) as well as new store and store renovation install and migration services for Systems from the VEI SHG. The Agreement is non-exclusive, covers Retailer’s stores in the northern and eastern region of China and runs through December 2020. Gross revenue and net profit potential, if any, as well as the full extent of services by VEI SHG under the Agreement are uncertain at this time due to lack of sufficient operational experience as a service provider under the Agreement. The Agreement may require the Company to seek additional equity and/or debt funding to provide the capital needed to staff and purchase product under the Agreement. In March 2020, a renewal agreement signed with the Retailer, and related service extended to 31 March 2023. The amount and availability of such funding is not certain as of the date of this Form 10-K. Adequate and affordable funding, required by, if any, the Agreement is essential to the ability of VEI SHG to perform its obligations under the Agreement. While the Company does not currently anticipate any problems in obtaining the necessary funding, if any is required, and has not experienced problems in funding this contract in fiscal year 2022, the Company makes no assurances about its ability to timely, affordably obtain the necessary funding for the Agreement. During fiscal year 2022, VEI SHG had $4.35 million in gross revenues from the work under the Agreement.

The Company’s strategic plan includes efforts to expand its markets by acquisitions of existing business operations in new markets or establishment of new offices in the new markets as well as expanding IT Business in existing markets, this effort has been hampered or delayed by lack of adequate funding or working capital from operations, COVID-19 pandemic impact on efforts to pursue such opportunities, the “penny stock” nature of our Common Stock and inability to locate suitable opportunities capable of consummation under then current circumstances and available resources. The ability of the Company to fund such expansion is not certain and the impact of any such funding on the Company’s liabilities and cash flow is uncertain until an expansion opportunity is identified, pursued and consummated. Expansion efforts of the Company, which the Company views as critical to achieving sustained profitability, may be undermined by the Company’s limited cash flow from operations and from the lack of affordable, adequate funding from outside sources. The ability of the Company to raise funding is also severely hampered by its penny stock status and lack of an active public stock market in its Common Stock. The COVID-19 pandemic will probably reduce the amount of traditional private working capital funding sources and further hamper funding of any growth initiatives of the Company.

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

5.	Value Exchange Int’l (Hunan) Limited, a subsidiary of the Company with 51% ownership incorporated in Hunan as a private company on November 15, 2018.

6.	Shanghai Zhaonan Hengan Information Technology Co., Limited, a subsidiary of the Company with 51% ownership incorporated in Hunan as a private company on February 10, 2020.

7.	Haomeng Technology (Shenzhen) Co., Limited, a subsidiary of the Company with 100% ownership incorporated in Shenzhen as a private company in January 2022.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2022:

	Place of	Ownership percentage
	incorporation	2022	2021
Value Exchange International, Inc.	USA	Parent Company	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	100%
TapServices, Inc.	Philippines	100%	100%
Value Exchange Int’l (Hunan) Limited	PRC	51%	51%
Shanghai Zhaonan Hengan Information Technology Co., Limited	PRC	51%	51%
Haomeng Technology (Shenzhen) Co., Limited	PRC	100%	-

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

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2022 and 2021, there was no allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2022 and 2021.

	2022	2021
	US$	US$
NET REVENUES
Service income
- systems development and integration	240,858	248,218
- systems maintenance	9,243,919	7,439,172
- sales of hardware and consumables	1,439,553	2,290,531
	10,924,330	9,977,921

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

Year ended	December 31, 2022	December 31, 2021
RMB : USD exchange rate	6.7046	6.4707
Average period ended
HKD : USD exchange rate	7.800	7.800
Average period ended
PESO : USD exchange rate	53.7447	48.8351
Average period ended

Year ended	December 31, 2022	December 31, 2021
RMB : USD exchange rate	6.9143	6.3699
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	54.7368	50.4854

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2022 and 2021 begins on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ZHEN HUI Certified Public Accountants (“ZHEN HUI”) has provided the Company with the required independent letter under Rule 3526 of Public Company Accounting Oversight Board rules.

ZHEN HUI’s report on the financial statements for the fiscal year ended December 31, 2022, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting.

During the fiscal year ended December 31, 2022, (i) there were no disagreements with ZHEN HUI on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of ZHEN HUI , would have caused ZHEN HUI to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2022, and as of the date that the evaluation was completed, our disclosure controls and procedures were effective.

Internal Controls over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2022 was effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in its internal controls over financial reporting in 2022 that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

The Company monitors the impact of COVID 19 pandemic on operations in order to determine any adjustments of internal controls and financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this Form 10-K but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

See: Holding Foreign Companies Accountable Act. PCAOB Vacates Determination regarding Inability to Fully Investigate and Inspect Chinese and Hong Kong Auditors at page 13.

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

Name	Position with the Company	Age	Director Since
Kenneth Tan	Chief Executive Officer, President and Director	59	08/26/13
Bella Tsang	Secretary, Treasurer, Principal financial officer and Director	57	08/26/13
Ambrose Chan	Director	78	12/17/21
Calinda Lee	Director	54	02/21/20
Vincent Lum	Director	60	05/18/21
Robert Trapp	Director	67	04/08/22
Frankie Wong	Director	52	04/08/22
Aston Wong	Director	52	04/08/22
Channing Au	Chief Financial Officer and Treasurer	44	Not applicable

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

Chan Heng Fai (“Ambrose Chan”). Mr. Chan Mr. Chan is the Chief Executive Officer and Chairman of Alset EHome International Inc., and is personally and through an entity the largest shareholder of Alset EHome International Inc. Mr. Chan is also the Executive Chairman of GigWorld, Inc. GigWorld, Inc.’s majority shareholder was Alset International Limited. Effective as of August 30, 2022, Alset International Limited sold 505,341,376 shares of GigWorld, Inc.’s common stock to Alset EHome International Inc. for $1,500,000. Alset International Limited’s majority shareholder is Alset EHome International Inc. Mr. Chan is personally and through an entity he controls the largest shareholder of Alset EHome International Inc. Mr. Chan is the Chief Executive Officer and Chairman of Alset International Limited. Mr. Chan has served as a Director of GigWorld. Inc. since October 23, 2014, as its Executive Chairman of the Board of Directors since December 1, 2017, and its Acting Chief Executive Officer from August 8, 2018 until September 1, 2019. Mr. Chan previously served as GigWorld, Inc.’s Chief Executive Officer from December 31, 2014 until June 21, 2017. Effective as of March 7, 2023, GigWorld, Inc. changed its name from “GigWorld Inc.” to “Hapi Metaverse Inc.” Mr. Chan has served as a member of the Board of Directors of LiquidValue Development Inc. since January 10, 2017, and has served as Co-Chief Executive Officer of LiquidValue Development Inc. since December 29, 2017.  He has served as a non-executive director of DSS, Inc., an NYSE listed company, since January 2017 and as Chairman of the Board of DSS, Inc. since March of 2019. Mr. Chan has also served as a non-executive director of Holista CollTech Ltd., an ASX listed company, since July 2013. Mr. Chan has served as a director of OptimumBank Holdings, Inc. and Optimum Bank since June 2018.

Lee Yuen Fong (“Calinda Lee”). Ms. Lee joined the Company in 2018 as Group Chief Executive Officer of Company’s operating subsidiaries. She is now in charge of the overall operations and financial management of the Group. Prior to the joining the Company, she worked in a manufacturing company for over 6 years in the position of chief operating officer. Before that, she worked for TAP Investments Group Limited companies (“TAP Group”) for over 15 years before they were acquired by the Company. She held various management positions in TAP Group and possesses over 20 years of experience in the IT industry with in-depth knowledge in Frontend and Backend Retail Solution. Before joining the Company and the TAP Group, she started her career in International/Local certified public accounting firms in the aspect of Auditing, Company Secretarial and Taxation Consultancy. She holds an MBA in Finance and she is an associate member of CPA Australia, a professional association.

Lum Kan Fai (“Vincent Lum”). Joined the Company in May 2021 as an non-executive director of Company. Mr. Lum currently is the President of Digital Group of Document Security Systems, Inc. (“DSS”), a New York Stock Exchange listed company and the President of DSS Asia, a subsidiary of DSS. Mr. Lum is responsible for profit and loss, long term development of DSS’ digital product division and the Asia Pacific operations of DSS. Mr. Lum is also Vice Chairman of the Board of Directors of GigWorld, Inc. Mr. Lum has served as a member of the GigWorld, Inc. Board of Directors since June of 2015.  Mr. Lum served as Chief Technology Officer (“CTO”) of GigWorld, Inc. from June of 2015 until June of 2017.  In June of 2017, GigWorld, Inc. appointed Mr. Lum Kan Fai as the it Chief Executive Officer and President, and Mr. Lum resigned as its Chief Technology Officer.   In December of 2017, Mr. Lum Kan Fai resigned as GigWorld, Inc.’s chief executive officer and President and was appointed as its Vice Chairman of the Company’s Board of Directors. Effective as of March 7, 2023, the registrant changed its name from “GigWorld Inc.” to “Hapi Metaverse Inc.” Previously, Mr. Lum held senior management positions with Vitop Holding, a HK listed company, York International (Now Johnson Controls), Apple, Inc. and Datacraft Asia. Mr. Lum graduated from the University of Essex (UK) in 1985, with a first class honor degree in Computer and Communication Engineering.

Robert Trapp. Joined the Company in April 2022 as an non-executive directors of Company. Mr. Trapp currently is the Chief Executive Officer of BMI Capital International LLC, a FINRA broker-dealer, a position he has held since June 2015. Mr. Trapp has 38 years of cross-cultural business experience with both public and privately-owned companies in Asia, the United States and Canada, in a diverse range of industries including hospitality, finance, property, mining, software, biotech and consumer goods.

Wong Shui Yeung (“Frankie Wong”). Joined the Company in April 2022 as an non-executive directors of Company. Mr. Wong has served as a member of the Board of Directors of Alset EHome International Inc. and Alset Capital Acquisition Corp. since November 2021 and January 2022 respectively, the shares of which are listed on NASDAQ. Mr. Wong has served as an independent non-executive director of Alset International Limited since June 2017, the shares of which are listed on the Catalist Board of Singapore Stock Exchange. He was an independent non-executive director of SMI Holdings Group Limited from April 2017 to December 2020, the shares of which were listed on the Main Board of The Stock Exchange of Hong Kong Limited and was an independent non-executive director of SMI Culture & Travel Group Holdings Limited from December 2019 to November 2020, the shares of which are listed on the Main Board of The Stock Exchange of Hong Kong Limited.

Wong Tat Keung (“Aston Wong”). Joined the Company in April 2022 as an non-executive directors of Company. Mr. Wong is a Certified Public Accountant admitted to practice in Hong Kong. Mr. Wong has served as the sole proprietor of Aston CPA and Associates, a registered certified public accounting firm. Mr. Wong has served as a member of the Board of Directors of Alset Capital Acquisition Corp. since January 2022. He has been an independent non-executive director of Alset International since January 2017. Mr. Wong has been an independent non-executive director of Roma Group Limited, a valuation and technical advisory firm, since March 2016, and has served as an independent non-executive director of Lerthai Group Limited, a property, investment, management and development company, since December 2018.

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

He is an experienced businessman. He is the Chief Executive Officer and Chairman of Alset EHome International Inc.; Executive Chairman of GigWorld, Inc. He also serves or has served as a director and senior executive officer for several companies, including current service as Chairman of the Board of Directors of DSS, and a non-executive director of Holista CollTech Ltd., an Australian Securities Exchange listed company. Effective as of March 7, 2023, the registrant changed its name from “GigWorld Inc.” to “Hapi Metaverse Inc.”

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

Robert Trapp	Director

He holds a Bachelor of Commerce degree from the University of Calgary and a Bachelor of Applied Arts in Hospitality & Tourism Management from Ryerson University in Toronto, Canada. He is the Chief Executive Officer of BMI Capital International LLC, a FINRA broker-dealer since June 2015, and Vice-President at DSS Wealth Management, Inc., director of Alset EHome International Inc. He also has served as a director and senior executive officer for several companies, including General Manager of SeD Development Management LLC, director of American Premium Water Corporation, director of Sharing Services Global Corporation, director of Theralink Technologies Inc., director of Amarantus Bioscience Holdings Inc. and Directors of GigWorld Inc. Effective as of March 7, 2023, the registrant changed its name from “GigWorld Inc.” to “Hapi Metaverse Inc.”

Frankie Wong	Director

He is a practicing member and fellow member of Hong Kong Institute of Certified Public Accountants and a member of Hong Kong Securities and Investment Institute and holds a bachelor’s degree in business administration. He has over 20 years’ experience in accounting, auditing, corporate finance, corporate investment and development, and company corporate secretarial practice. He has served as director of Alset EHome International Inc. and Alset Capital Acquisition Corp, which are listed on NASDAQ, and as an independent non-executive director of Alset International Limited which are listed on the Catalist Board of Singapore Stock Exchange, and independent non-executive director of SMI Holdings Group Limited which were listed on the Main Board of The Stock Exchange of Hong Kong Limited.

Aston Wong	Director

He is a Certified Public Accountant admitted to practice in Hong Kong. He is a Fellow Member of Association of Chartered Certified Accountants and an Associate Member of the Hong Kong Institute of Certified Public Accountants. He holds a Master in Business Administration degree (financial services) from the University of Greenwich, London, England. He has served as the sole proprietor of Aston CPA and Associates, a registered certified public accounting firm. He also has served as independent non-executive director for several companies, including Alset International, Roma Group Limited, Lerthai Group Limited.

Significant Employees. Mr. Tan and Mr. Au as senior officers are deemed key personnel. Benny Lee, a director of VEI SHG, has extensive experience in the IT Business and is important to Company’s strategic knowledge base and planning as well as the Board of Director’s understanding of the IT industry in China and Hong Kong and business development in those markets.

Audit Committee and Other Board Committees. The VEII Board of Directors had no nominating or compensation committee in fiscal year 2022. The Company relies on the Board of Directors to perform the functions typically performed by a compensation and nominating committee. As of the date of the filing of this Form 10-K with the SEC, the Audit Committee members are non-employee directors Robert Trapp, Frankie Wong and Aston Wong.

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

By virtue of business or employment/engagement relationships, the members of the Audit Committee are affiliated with Director Chan Heng Fai and certain companies that Mr. Chan controls or has a significant influence over. The two existing credit lines extended to the Company were made by companies affiliated with Mr. Chan. This affiliation results in the Audit Committee members recusing themselves from any consideration of fairness of any transactions with or involving Mr. Chan or his affiliated companies and results in the disinterested directors of the Company making that determination. Further, as a result of this affiliation, the members of the Audit Committee are deemed to be independent directors under the standard that an independent director is one who is free of any material relationship with the Company of its management.

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

All audit and audit-related services performed by our principal accountant during the fiscal year ended December 31, 2022 were approved by our audit committee.

Code of Ethics

We have adopted a written code of ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, or persons performing similar functions, a copy of which is attached as Exhibit 14 to the Quarterly Report on Form 10-Q as filed with the SEC on July 20, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve months periods ended, December 31, 2022, 2021 and 2020. No other executive officer received compensation greater than $100,000 during any fiscal year.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Tan (1)	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2020	60,929	-0-	-0-	-0-	-0-	-0-	-0-	60,929
Bella Tsang (2)	2022	39,744	-0-	-0-	-0-	-0-	-0-	-0-	39,744
	2021	64,103	-0-	-0-	-0-	-0-	-0-	-0-	64,103
	2020	61,538	-0-	-0-	-0-	-0-	-0-	-0-	61,538
Calinda Lee (3)	2022	30,769	-0-	-0-	-0-	-0-	-0-	-0-	30,769
	2021	30,769	-0-	-0-	-0-	-0-	-0-	-0-	30,769
	2020	30,769	-0-	-0-	-0-	-0-	-0-	-0-	30,769
Channing Au (4)	2022	46,154	-0-	-0-	-0-	-0-	-0-	-0-	46,154
	2021	46,154	-0-	-0-	-0-	-0-	-0-	-0-	46,154
	2020	41,303	-0-	-0-	-0-	-0-	-0-	-0-	41,303

Footnotes:

(1)	Mr. Kenneth Tan was appointed as Chief Executive Officer and a Director of the Company as of August 26, 2013.
(2)	Ms. Bella Tsang was appointed as Secretary and Director of the Company as of August 26, 2013, and was appointed as Treasurer and principal financial officer of the Company as of June 25, 2015; and on October 29, 2015, she resigned as a Treasurer and principal financial officer of the Company.
(3)	Ms. Calinda Lee was appointed as Director of the Company as of February 21, 2020.
(4)	Channing Au was appointed as Chief Financial Officer and Treasurer of the Company as of November 5, 2015.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or non-exercisable options, as of the years ended December 31, 2022.

Long-Term Incentive Plans

There are no arrangements or plans currently used and in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Director Compensation

None of the directors received compensation for director services during the fiscal year ending December 31, 2022, except Johan Pehrson, a former independent director who was not re-elected to the Company’s board of directors in 2022, received an annual director fee of $7,500.

Pension Benefits

No named executive officers received or held pension benefits and the Company does not maintain a pension benefit plan during the fiscal year ended December 31, 2022.

Insurance

Company has not obtained directors' and officers' liability insurance as of the date of this Form 10-K.

Limitation of Liability and Indemnification

Except as otherwise provided in NRS Sections 35.230, 90.660, 91.250, 452.200, 452.270, 668.045 and 694A.03, Section 78.138 of the NRS provides that a director or officer will not be individually liable unless it is proven that (i) the director's or officer's acts or omissions constituted a breach of his or her fiduciary duties, and (ii) such breach involved intentional misconduct, fraud or a knowing violation of the law.

Section 78.7502 of NRS permits a company to indemnify its directors and officers against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with a threatened, pending or completed action, suit or proceeding if the officer or director (i) is not liable pursuant to NRS 78.138 or (ii) acted in good faith and in a manner the officer or director reasonably believed to be in or not opposed to the best interests of the corporation and, if a criminal action or proceeding, had no reasonable cause to believe the conduct of the officer or director was unlawful.

Section 78.751 of NRS permits a Nevada company to indemnify its officers and directors against expenses incurred by them in defending a civil or criminal action, suit or proceeding as they are incurred and in advance of final disposition thereof, upon receipt of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the company. Section 78.751 of NRS further permits the company to grant its directors and officers additional rights of indemnification under its articles of incorporation or bylaws or otherwise.

Section 78.752 of NRS provides that a Nevada company may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the company, or is or was serving at the request of the company as a director, officer, employee or agent of another company, partnership, joint venture, trust or other enterprise, for any liability asserted against him and her, liability and expenses incurred by him or her in his or her capacity as a director, officer, employee or agent, or arising out of his or her status as such, whether or not the company has the authority to indemnify him or her against such liability and expenses.

Our Articles of Incorporation provide that:

-No director or officer of the Company will be personally liable to the Company or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or (ii) the payment of dividends in violation of Section 78.300 of NRS.

-The Company shall indemnify its directors, officers and employees (current and former) to the fullest extent permitted by the NRS and may, if and to the extent authorized by the board of directors, so indemnify its officers and any other person whom it has the power to indemnify against liability, reasonable expense or other matter whatsoever.

-The Company may use other forms of indemnification, including, at the discretion of the board of directors, the purchase and maintain insurance on behalf of any person who holds or who has held any position identified in the paragraph above against any and all liability incurred by such person in any such position or arising out of his or her status as such.

Our bylaws provide: the Company shall indemnify any person who was or is a party or is threatened to be made a party to any proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Company) by reason of the fact that such person is or was a director, trustee, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, trustee, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgment, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe such person's conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action proceeding, had reasonable cause to believe that such person's conduct was unlawful.

SEC Policy on Indemnification. Insofar as indemnification by us for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling the company pursuant to provisions of our articles of incorporation and bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Other than as disclosed herein, there is no pending litigation or proceeding involving any of our directors or executive officers to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of the fiscal year ended December 31, 2022 (i) by each of our directors; (ii) by each of our named executive officers; (iii) by all of our executive officers and directors as a group; and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 31, 2023, there were 36,156,130 shares of our common stock outstanding:

		December 31, 2022
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Ambrose Chan (3) 7 Temasek Blvd. #29-01B Suntec Tower One Singapore U0 038987	Common	14,372,797	39.75%
Kenneth Tan (4) Block A1 35h Fl The Beverly Hills 6 Broadwood Hong Kong	Common	2,563,725	7.09%
Bella Tsang (5) Unit 02-03, 6/F. Block B, Shatin Industrial Centre, 5-7 Yuen Shun Circuit, Shatin, N.T., Hong Kong	Common	4,905,461	13.57%
Johan Pehrson (6) 3 Westerbergs Gata Halmstad, Sweden 30226	Common	277,101	0.77%
Edmund Yeung (7) Flat C, 7/F Phase I Kingsford Ind. Bldg 26-32 Kwai Hei St Kwai Chun, N.T. Hong Kong	Common	-	-
Calinda Lee (8) Unit 02-03, 6/F. Block B, Shatin Industrial Centre, 5-7 Yuen Shun Circuit, Shatin, N.T., Hong Kong	Common	-	-
Vincent Lum (9) 4800 MONTGOMERY LANE #210 BETHESDA, MD, 20814, USA	Common	-	-
Robert Trapp (10) 3172 31st Street, Apt 6C, Queens, New York 11106	Common	-	-
Frankie Wong (11) 7/F, Skyway Centre, 23 Queen’s Road West, Sheung Wan, Hong Kong	Common	-	-
Aston Wong (12) Flat G, 28/F., Block 8, Island Harbourview, 11 Hoi Fai Road, Tai Kok Tsui, Kowloon, Hong Kong	Common	-	-
Channing Au (13) Unit 02-03, 6/F. Block B, Shatin Industrial Centre, 5-7 Yuen Shun Circuit, Shatin, N.T., Hong Kong	Common	-	-
All Officers and Directors as a Group	Common	22,119,084	61.18%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 36,156,130 issued and outstanding shares of VEII Common Stock as of December 31, 2022.

(3)	Ambrose Chan is a Director of the Company and was appointed on December 17, 2021. His ownership consists of 95,000 shares of Common Stock personally held by him; and the following shares for which he is deemed to be have a shared ownership interest: 13,776,163 shares of Common Stock held by GigWorld, Inc., a Delaware corporation subject to the reporting requirements of the Securities Exchange Act of 1934; 39,968 held by BMI Capital Partners International Limited; 18,512 held by LiquidValue Development Pte Ltd., which is a subsidiary of Alset EHome International; and 443,154 shares held by Decentralized Sharing Systems, Inc. Effective as of March 7, 2023, the registrant changed its name from “GigWorld Inc.” to “Hapi Metaverse Inc.”

(4)	Kenneth Tan is the Company's Chief Executive Officer, President and a Director.

(5)	Bella Tsang is the Company's Secretary, and a Director of the Company.

(6)	Johan Pehrson was a Director of the Company appointed on July 7, 2014. Mr. Pehrson was not re-elected as a director at the July 18, 2022 Annual Meeting of Company shareholders and has no position with the Company as of the date of the filing of this Form 10-K Report.

(7)	Edmund Yeung was a Director of the Company. He resigned from the Board of Directors of the Company effective November 19, 2021. Mr. Yeung sold his 2,024,400 shares of Common Stock in a private transaction on November 22, 2021 and he owns no shares of Common Stock as of March 31, 2023.

(8)	Calinda Lee is a Director of the Company and was appointed on February 21, 2020.

(9)	Vincent Lum is a Director of the Company and was appointed on May 18, 2021.

(10)	Robert Trapp is a Director of the Company and was appointed on April 8, 2022.

(11)	Frankie Wong is a Director of the Company and was appointed on April 8, 2022.

(12)	Aston Wong is a Director of the Company and was appointed on April 8, 2022.

(13)	Channing Au is the Company's Chief Financial Officer and Treasurer appointed on November 5, 2015.

Changes in Control

The Company has elected not to be governed by the control share provisions or interested shareholder provisions of the laws of State of Nevada, specifically in Nevada Revised Statutes §§78.378 to 78.3793, inclusive, and §§78.411 to 78.444, inclusive.

Delinquent Section 16(a) Reports. Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership of our Common Stock with the SEC. Based on the information available to us, we believe that in 2022, and to date in 2023, all applicable Section 16(a) reports were timely filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Our executive officers, directors and their affiliated entities will beneficially own or control approximately 41.38% of the outstanding shares of our Common Stock. Accordingly, these executive officers, directors and their affiliated entities, acting as a group, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, dissolution, or any other significant corporate transaction. Except as set forth in the footnotes of the attached financial statements, and except for the VEI CHN Share Exchange, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

As previously reported, the Company entered into two credit lines, one in 2023 for $1.5 million principal amount and the other in 2022 for $1 million principal amount, with lenders that are affiliated with directors Chan Heng Fai and Lum Kan Fai. One lender is GigWorld, Inc., which is a shareholder of the Company. Mr. Chan is the Executive Chairman of GigWorld, Inc. GigWorld, Inc.’s majority shareholder was Alset International Limited. Effective as of August 30, 2022, Alset International Limited sold 505,341,376 shares of GigWorld, Inc.’s common stock to Alset EHome International Inc. for $1,500,000. Alset International Limited’s majority shareholder is Alset EHome International Inc. Mr. Chan is personally and through an entity he controls the largest shareholder of Alset EHome International Inc. Mr. Chan is the Chief Executive Officer and Chairman of Alset International Limited. Effective as of March 7, 2023, the registrant changed its name from “GigWorld Inc.” to “Hapi Metaverse Inc.” Director Lum Kan Fai is Vice Chairman of the Board of Directors of GigWorld, Inc. as well as affiliated with Mr. Chan and certain of his affiliated companies by virtue of service as a director and officer of those companies. Directors Robert Trapp, Wong Shui Yeung, and Wong Tat Keung are also affiliated with Mr. Chan and certain of his affiliated companies by virtue of services as a director, officer or professional advisor to those affiliated companies. As a result of these affiliations, the two credit lines were reviewed and approved by the Company directors who were not affiliated with Mr. Chan or his affiliated companies.

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

Director Independence

An independent director is a director who is free of any material relationship with the Company of its management, excepting service as a director. While Directors Robert Trapp, Wong Tat Keung, Wong Shui Yeung, Lum Kan Fai and Chan Heng Fai are non-executive directors, the Company’s current two credit lines were made by companies affiliated with Mr. Chan and the other non-executive directors are affiliated with Mr. Chan by virtue of existing business, employment or engagement relationships and the two lenders. One of the lenders, GigWorld, Inc., is also a major shareholder of the Company. Further, Mr. Chan serves as Chairman of the Board of Directors of GigWorld, Inc. and Mr. Lum is Vice Chairman of the Board of Directors of GigWorld, Inc. Mr. Chan and GigWorld, Inc., (as well as other affiliates of Mr. Chan) are deemed to own or control 14,372,797 shares of Company Common Stock, which is 39.7% of the issued and outstanding shares of Company Common Stock. This share ownership does not include additional shares that are issuable, but not issued as of the date of the filing of this Form 10-K, upon conversion of the principal of the two credit lines. As such, the Company does not deem any of its directors as meeting the standard for independence. Effective as of March 7, 2023, GigWorld, Inc. changed its name from “GigWorld Inc.” to “Hapi Metaverse Inc.”

Due to ownership or control over shares of Company Common Stock and service as a Company director, Mr. Chan and GigWorld, Inc. may be deemed as “control persons” under SEC rules of the Company. In 2022, neither Mr. Chan nor GigWorld, Inc. participated directly in or directly influenced day-to-day management of Company’s or its subsidiaries’ operations, excepting Mr. Chan’s performance of customary oversight functions as non-executive director of the Company.

Additional Information About VEII

SEC Reports and Additional Information about the Company

VEII is subject to the informational and reporting requirements of the Exchange Act and, in accordance with this law, files annual, quarterly and current reports, proxy statements and other information with the SEC. One can read and copy the VEII’s SEC filings, including its financial statements, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site known as “EDGAR” and that contains our SEC reports, proxy and information statements, and other information at www.sec.gov. Company’s filings with the SEC can also be accessed through a link on the Company’s corporate website at URL: https://www.vei-i.com/en/investorinfo/sec-filings-and-financials

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Audit Fees	$52,500	$51,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$52,500	$51,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by ZHEN HUI Certified Public Accountants for our financial statements as of and for the year ended December 31, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

ITEM 16. FORM 10-K SUMMARY.

None.

Exhibit List

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

Exhibit Number	Exhibit Title

3.1 (1)	Articles of Incorporation of Value Exchange International, Inc.

3.1.1 (2)	Certificate of Amendment to the Articles of Incorporation of Value Exchange International, Inc., dated Sept. 8, 2016. (1)

3.2 (3)	By-Laws of Value Exchange International, Inc.

3.2.1#	Amendment to Bylaws

10.1 (4)	Convertible Credit Agreement by and among Value Exchange International, Inc., GigWorld, Inc. and American Wealth Mining Corp., dated January 27, 2023

10.2 (5)	Form of Warrant issuable by Value Exchange International, Inc.

10.3 (6)	Loan Agreement by Value Exchange International, Inc. and American Pacific Bank, dated July 26, 2022.

10.4 (7)	Security Agreement by Value Exchange International, Inc. and American Pacific Bank, dated July 26, 2022.

10.5 (8)	Revolving Credit Promissory Note signed by Value Exchange International, Inc. and evidencing debt obligation to American Pacific Bank

14 (9)	Code of Ethics, dated April 16, 2018

31.1#	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Filed herewith

(1)	Incorporated by reference to Exhibit 3.1 to the Form SB-2 Registration Statement, dated Nov. 19, 2007.

(2)	Filed with the SEC on July 20, 2009 as Ex. 14.1 to Value Exchange International, Inc.’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2009.

(3)	Incorporated by reference to Exhibit 3.2 to the Form SB-2 Registration Statement, dated Nov. 19, 2007.

(4)	Incorporated by reference to Exhibit 10.1 to the Form 8-K, dated February 2, 2023.

(5)	Incorporated by reference to Exhibit 10.2 to the Form 8-K, dated February 2, 2023.

(6)	Incorporated by reference to Exhibit 10.1 to the Form 8-K, dated July 28, 2022.

(7)	Incorporated by reference to Exhibit 10.2 to the Form 8-K, dated July 28, 2022.

(8)	Incorporated by reference to Exhibit 10.3 to the Form 8-K, dated July 28, 2022.

(9)	Incorporated by reference to Exhibit One to the Information Statement, dated October 18, 2016, and filed by Value Exchange International, Inc. with the Commission on October 25, 2016.

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

Dated: March 31, 2023

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

Signature	Title	Date

/s/ Kenneth Tan	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 31, 2023

/s/ Channing Au	Chief Financial Officer and Treasurer (Principal financial and accounting officer)	March 31, 2023

/s/ Bella Tsang	Director and Secretary	March 31, 2023

/s/ Calinda Lee	Director	March 31, 2023

/s/ Ambrose Chan	Director	March 31, 2023

/s/ Vincent Lum	Director	March 31, 2023

/s/ Robert Trapp	Director	March 31, 2023

/s/ Frankie Wong	Director	March 31, 2023

/s/ Aston Wong	Director	March 31, 2023

VALUE EXCHANGE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The board of directors and stockholders of VALUE EXCHANGE INTERNATIONAL, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Value Exchange International, Inc. (“the Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the two years ended December 31, 2022 and 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Group’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Zhen Hui Certified Public Accountants

Zhen Hui Certified Public Accountants

Hong Kong, China
March 31, 2023

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

	2022	2021
ASSETS	US$	US$

CURRENT ASSETS
Cash	208,776	289,398
Accounts receivable, less allowance for doubtful accounts	1,133,058	858,617
Amounts due from related parties	2,400,028	1,642,488
Other receivables and prepayments	472,849	314,650
Inventories	225,662	389,259
Total current assets	4,440,373	3,494,412

NON-CURRENT ASSETS
Plant and equipment, net	499,497	547,930
Deferred tax assets	38,110	44,038
Goodwill	206,812	206,812
Operating lease right-of-use assets, net	555,069	437,822
Intangible assets	-	-
Total non-current assets	1,299,488	1,236,602

Total assets	5,739,861	4,731,014

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	867,425	689,535
Other payables and accrued liabilities	681,564	965,388
Deferred income	291,171	236,612
Amounts due to related parties	16,918	2,500
Operating lease liabilities, current	423,490	258,647
Current portion of long term bank loan and short term bank loan	1,039,488	39,143
Total current liabilities	3,320,056	2,191,825

NON-CURRENT LIABILITIES
Deferred tax liabilities	4,821	2,205
Long term bank loan	42,649	37,335
Operating lease liabilities, non-current	117,592	152,533
Total non-current liabilities	165,062	192,073

Total liabilities	3,485,118	2,383,898

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 500,000,000 shares authorized, $0.00001 par value; 36,156,130 and 36,156,130 shares issued and outstanding, respectively	362	362
Additional paid-in capital	1,340,524	1,340,524
Statutory reserves	11,835	11,835
Retained earnings	849,471	867,770
Accumulated other comprehensive loss	(76,986)	8,822
	2,125,206	2,229,313
Non-controlling interest	129,537	117,803
Total shareholders’ equity	2,254,743	2,347,116

Total liabilities and shareholders’ equity	5,739,861	4,731,014

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
	US$	US$
NET REVENUES
Service income	10,924,330	9,977,921

COST OF SERVICES
Cost of service income	(9,228,861)	(7,298,227)
GROSS PROFIT	1,695,469	2,679,694

OPERATING EXPENSES:
General and administrative expenses	(2,001,268)	(2,131,194)
Foreign exchange (loss) gain	112,044	(13,741)
TOTAL OPERATING EXPENSES	(1,889,224)	(2,144,935)

(LOSS) PROFIT FROM OPERATIONS	(193,755)	534,759

OTHER INCOME (EXPENSES):
Interest income	639	751
Interest expense	(34,456)	-
Finance cost	(15,013)	(17,279)
VAT refund	102,449	30,657
Management fee income	178,285	212,262
Others	39,245	3,383
Total other income (expenses), net	271,149	229,774

INCOME BEFORE PROVISION FOR INCOME TAXES	77,394	764,533

INCOME TAXES EXPENSES	(74,028)	(87,131)
NET INCOME	3,366	677,402

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(85,808)	(89,122)

COMPREHENSIVE (LOSS) INCOME	(82,442)	588,280

ATTRIBUTABLE TO:
Equity holders of the Company	(104,107)	545,304
Non-controlling interests	21,665	42,976
COMPREHENSIVE (LOSS) INCOME	(82,442)	588,280

Net income per share, basic and diluted	0.00	0.02

Weighted average number of shares outstanding	36,156,130	34,352,559

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

							Accumulated other
	Common stock		Additional	Retained earnings		Noncontrolling	comprehensive
	Share	Amount	paid-in capital	(accumulated deficit)	Statutory reserves	Interest	income	Total

January 1, 2021	29,656,130	297	690,589	414,225	11,835	53,453	97,944	1,268,343
Net income	-	-	-	634,426	-	42,976	-	677,402
Issuance of share	6,500,000	65	649,935	-	-	-	-	650,000
Change in noncontrolling interests	-	-	-	-	-	18,600	-	18,600
Transfer to Dividend payable	-	-	-	(180,881)	-	-	-	(180,881)
Foreign currency translation adjustment	-	-	-	-	-	2,774	(89,122)	(86,348)
December 31, 2021	36,156,130	362	1,340,524	867,770	11,835	117,803	8,822	2,347,116

January 1, 2022	36,156,130	362	1,340,524	867,770	11,835	117,803	8,822	2,347,116
Net (loss) income	-	-	-	(18,299)	-	21,665	-	3,366
Foreign currency translation adjustment	-	-	-	-	-	(9,931)	(85,808)	(95,739)
December 31, 2022	36,156,130	362	1,340,524	849,471	11,835	129,537	(76,986)	2,254,743

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	3,366	677,402
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	217,073	135,129
Amortization	349,366	391,962
Interest income	(639)	(751)
Loan interest expenses	34,456	-
Finance costs on Right-of-use assets	15,013	17,279
Deferred income taxes	8,544	29,848
Changes in operating assets and liabilities
Accounts receivable	(274,441)	(259,181)
Other receivables, deposit and prepayments	(158,199)	99,692
Amounts due from related parties	(757,540)	(299,022)
Inventories	163,597	(151,112)
Accounts payable	177,890	(348,983)
Other payables and accrued liabilities	(283,824)	121,981
Deferred income	54,559	(18,325)
Amounts due to related parties	14,418	(260,563)
Net cash (used in) provided by operating activities	(436,361)	135,356

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest received	639	751
Purchase of plant and equipment	(223,619)	(326,578)
Net cash used in investing activities	(222,980)	(325,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issued share capitals	-	650,000
Interest paid	(34,456)	-
Dividend paid	-	(169,291)
Principal payments on leases	(351,664)	(489,005)
Proceeds from non-controlling interests	-	18,600
Proceeds from bank loan	1,054,294	14,322
Repayment of loan from a director	-	-
Repayment of bank loan	(57,346)	(38,874)
Net cash provided by (used in) financing activities	610,828	(14,248)

EFFECT OF EXCHANGE RATE ON CASH	(32,109)	(29,220)
DECREASE IN CASH	(80,622)	(233,939)
CASH, beginning of year	289,398	523,337
CASH, end of year	208,776	289,398

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	(112,138)	(3,120)

 The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

YEARS ENDED DECEMBER 31, 2022 AND 2021

In February 2020, VEI SHG established an operating subsidiary, Shanghai Zhaonan Hengan Information Technology Co., Limited (“SZH”) in Shanghai, PRC, under the laws of the PRC. SZH engages in IT services.

In January 2022, VEI HKG established an operating subsidiary, Haomeng Technology (Shenzhen) Co., Limited. (“HTS”) in Shenzhen, PRC, under the laws of the PRC. SZH engages in IT services.

As of December 31, 2022, the Company held five wholly-owned subsidiaries, and two subsidiaries with 51% ownership.

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

The consolidated financial statements include the accounts of Value Exchange International, Inc., and the following subsidiaries:

1.	Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on November 16, 2001;
2.	Value Exchange Int’l (Shanghai) Limited, a wholly-owned subsidiary of the Company incorporated in Shanghai as a private company on September 2, 2008;
3.	Value Exchange Int’l (Hong Kong) Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on August 25, 2003 and acquired by VEI CHN on September 25, 2008;
4.	TapServices, Inc., a wholly-owned subsidiary of the Company incorporated in Philippines as a private company on March 24, 2009 and acquired by VEI CHN on January 23, 2017.
5.	Value Exchange Int’l (Hunan) Limited, a subsidiary of the Company with 51% ownership incorporated in Hunan as a private company on November 15, 2018;
6.	Shanghai Zhaonan Hengan Information Technology Co., Limited, a subsidiary of the Company with 51% ownership incorporated in Hunan as a private company on February 10, 2020.
7.	Haomeng Technology (Shenzhen) Co., Limited, a subsidiary of the Company with 100% ownership incorporated in Shenzhen as a private company in January 2022.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2022:

	Place of incorporation	Ownership percentage
		2022	2021
Value Exchange International, Inc.	USA	Parent Company	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	100%
TapServices, Inc.	Philippines	100%	100%
Value Exchange Int’l (Hunan) Limited	PRC	51%	51%
Shanghai Zhaonan Hengan Information Technology Co., Limited	PRC	51%	51%
Haomeng Technology (Shenzhen) Co., Limited	PRC	100%	-

Note a: The remaining 49% share equity of VEI HN is owned by Li Gongyuan, a Chinese national.

Note b: The remaining 49% share equity of SZH is owned by Shanghai Nanan Cosmeceutical Technology Development Limited, a Chinese company, which 54.6% share is effectively controlled by Li Chengliang, a Chinese national.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2022 and 2021, there was no allowance for uncollectible accounts receivable, respectively. Management believes that the remaining accounts receivable are collectable.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

As of December 31, 2022, the Company’s financial instruments consist principally of cash, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2022.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Revenues of maintenance services are recognized when the services are performed in accordance with the contract term.

Revenues of sale of software, if not bundled with other arrangements, are recognized when shipped and customer acceptance obtained, if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2022 and 2021.

	2022	2021
	US$	US$
NET REVENUES
Service income
– systems development and integration	240,858	248,218
– systems maintenance	9,243,919	7,439,172
– sales of hardware and consumables	1,439,553	2,290,531
	10,924,330	9,977,921

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the years ended December 31, 2022 and 2021 were approximately $0 and $173, respectively.

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the years ended December 31, 2022 and 2021 were insignificant.

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the years ended December 31, 2022 and 2021 were insignificant.

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

Year ended	December 31, 2022	December 31, 2021
RMB : USD exchange rate	6.7046	6.4707
Average period ended
HKD : USD exchange rate	7.800	7.800
Average period ended
PESO : USD exchange rate	53.7447	48.8351
Average period ended

Year ended	December 31, 2022	December 31, 2021
RMB : USD exchange rate	6.9143	6.3699
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	54.7368	50.4854

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 3 - Accounts receivable

Accounts receivable as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
	US$	US$
Accounts receivable	1,133,058	858,617
Allowance for doubtful accounts	-	-
Accounts receivable net	1,133,058	858,617

During the years ended December 31, 2022 and 2021, the Company did not have delinquent accounts receivable to write-off.

All of the Company’s customers are located in the PRC, Hong Kong and Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Note 4 - Other receivables and prepayments

Other receivables and prepayments as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
	US$	US$
Prepaid expense	148,206	129,445
Deposits	108,149	91,501
Others	216,494	93,704
Other receivables and prepayments	472,849	314,650

Note 5 - Inventories

Inventories as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
	US$	US$
Finished goods	225,662	389,259

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 6 – Plant and equipment, net

Plant and equipment consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	US$	US$
Leasehold improvements	93,099	81,274
Office furniture and equipment	271,964	285,653
Computer equipment	398,549	364,740
Computer software	257,943	279,985
Motor Vehicle	213,403	140,102
Building	60,827	65,443
Total	1,295,785	1,217,197
Less: accumulated depreciation	(796,288)	(669,267)
Plant and equipment, net	499,497	547,930

Depreciation expense for the years ended December 31, 2022 and 2021 amounted to $217,073 and $135,129, respectively. For the years ended December 31, 2022 and 2021, no interest expense was capitalized into plant and equipment.

As of December 31, 2022 and 2021, the Company's motor vehicle was under finance lease arrangement with a net carrying amount $143,130 and $50,992 respectively.

Note 7 – Goodwill

Goodwill consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	US$	US$
Goodwill arising from acquisition of TSI	206,812	206,812

Note 8 – Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices. Our leases have original lease periods expiring between the remainder of 2023 and 2025. Many leases include option to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	December 31,
	2022	2021
	US$	US$
Operating lease right-of-use assets, net	555,069	437,822

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The components of lease liabilities are as follows:

	December 31,
	2022	2021
	US$	US$
Lease liabilities, current	423,490	258,647
Lease liabilities, non-current	117,592	152,533
Present value of lease liabilities	541,082	411,180

Total lease cost for the year ended December 31, 2022 and 2021 amounted to $27,670 and $17,279. Weighted-average remaining lease term is 1.3 years, and weighted-average discount rate is 3%.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2022:

	December 31,
	2022	2021
	US$	US$
Year one	380,757	266,924
Year two	132,685	152,183
Year three	38,069	2,483
Year four	-	-
Thereafter	-	-
Total undiscounted cash flows	551,512	421,590
Less: Imputed interest	(10,430)	(10,410)
Present value of lease liabilities	541,082	411,180

Note 9 – Intangible Assets

Intangible Assets consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	US$	US$
Customer relationship	200,641	200,641
Less: accumulated amortization	(200,641)	(200,641)
Intangible assets	-	-

Amortization expense for the year ended December 31, 2022 and 2021 amounted to nil and nil, respectively. The amortization expense was included in general and administrative expenses.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 10 – Bank loan

Bank loan and accruals consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	US$	US$
Long term bank loan (i)	70,027	76,478
Less: Current portion of long term bank loan (i)	(27,378)	(39,143)
Total (Long term)	42,649	37,335

Short term bank loan (ii)	1,012,110	-
Current portion of long term bank loan (i)	27,378	39,143
Total	1,039,488	39,143

(i)	As of December 31, 2022 and 2021, the above bank loan secured by property and equipment with net carrying amount of $143,130 and $50,992 respectively.

(ii)	The Company and American Pacific Bancorp, Inc., a Texas corporation located in Houston, Texas, (“APB”) signed a Loan Agreement, Security Agreement and Revolving Credit Promissory Note (“Promissory Note”), each dated July 26, 2022 but fully executed and closed as of July 27, 2022, whereby APB will provide a $1 million secured revolving credit line to the Company (“APB Credit Line”). Loan Agreement, Security Agreement and Promissory Note may be referred to collectively as “Credit Line Documents”. The Credit Line Documents provide for a fixed 8% annual interest on sums advanced, two year maturity date for unpaid sums loaned and unpaid interest accrued thereon, and calendar quarterly payments of accrued interest on any sums advanced under Credit Line (interest payments commencing on September 30, 2022). The Credit Line is secured by a first, senior lien on all of the Company’s assets and accounts receivable, with net carrying amount of $5,739,861.

APB is affiliated with Chan Heng Fai, a director and principal shareholder of the Company, by virtue of Mr. Chan’s equity ownership of parent company of APB and his service as the Executive Chairman of the parent company of APB. APB is also affiliated with the Company directors Lum Kan Fai, Robert Trapp, Wong Shui Yeung, and Wong Tat Keung since they are affiliated with Mr. Chan and certain of his affiliated companies by virtue of services as a director, officer or professional advisor to those affiliated companies.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 11 – Other payables and accrued liabilities

Other payables and accruals consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	US$	US$
Accrual	652,424	878,532
Income taxes payable	29,140	86,856
	681,564	965,388

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

Note 12 – Deferred income

Deferred income consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	US$	US$
Service fees received in advance	291,171	236,612

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The Company’s Philippine subsidiary is subject to Philippine Statutory Corporate Income Tax at 30%.

The Company’s PRC subsidiary in the PRC is subject to PRC Enterprise Income Tax at 25%.

The Income Tax Laws in PRC also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside PRC for distribution of earnings generated after January 1, 2008. Under the Income Tax Laws, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As the Company’s subsidiary located in the PRC that are available for distribution to the Company of approximately $0 at December 31, 2021 are considered to be indefinitely reinvested, and accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company. As of December 31, 2022, the Company’s subsidiary located in the PRC that are available for distribution to the Company of approximately $0.

The Company’s income tax expense consisted of:

	Year ended December 31,
	2022	2021
	US$	US$
Current income tax	78,016	79,549
Deferred income tax	(3,988)	7,582
Income tax expenses	74,028	87,131

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

A reconciliation of the income tax expense / (credit) applicable to income before tax using the applicable statutory rates for the jurisdictions in which the Company and its subsidiaries operated to the tax expense / (credit) at the effective tax rates are as follows:

	Year ended December 31,
	2022	2021
	US$	US$
Pre-tax income	764,533	126,231

U.S. federal corporate income tax rate	21%	21%
Philippine corporate income tax rate	30%	30%
P.R.C. corporate income tax rate	25%	25%
Hong Kong corporate income tax rate	16.5%	16.5%

Current tax computed at various jurisdiction rate	78,016	79,549
Deferred tax computed at various jurisdiction rate	(3,988)	7,582
Effective income taxes	74,028	87,131

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,
	2022	2021
	US$	US$
Deferred income tax assets:
Tax losses	38,110	44,038

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 15 – Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	December 31,
	2022	2021
Due from related parties	US$	US$
Value Exchange International Limited (i)	2,058,267	1,369,968
Cucumbuy.com Limited (ii)	33,333	2,564
SmartMyWays Co., Limited (iii)	92,308	61,539
Retail Intelligent Unit Limited (iv)	36,923	24,615
AppMyWays Co., Limited (v)	86,776	159,643
TAP Technology (HK) Limited (vi)	54,928	24,159
Value Exchange International (Taiwan) Co, Ltd (vii)	37,493	-
	2,400,028	1,642,488

Due to related parties
SA-Network Limited (viii)	16,918	-
Mr. Johan Pehrson (ix)	-	2,500
	16,918	2,500

Related party transactions:

	Year end December 31,
	2022	2021
	US$	US$
Subcontracting fees paid to
Value Exchange International Limited (i)	(631,708)	(698,564)
Cucumbuy.com Limited (ii)	(15,385)	-
TAP Technology (HK) Limited (vi)	(110,092)	(121,588)
Value Exchange International (Taiwan) Co, Ltd (vii)	(8,497)	-
SA-Network Limited (viii)	(17,139)	-
Value E Consultant International (M) Sdn. Bhd (x)	(47,285)	(34,840)

Service income received from
Value Exchange International Limited (i)	602,682	389,796
AppMyWays Co., Limited (v)	30,087	657,568
Value Exchange International (Taiwan) Co, Ltd (vii)	37,033	-

Management fees received from
Value Exchange International Limited (i)	64,397	98,821
Cucumbuy.com Limited (ii)	30,769	30,769
SmartMyWays Co., Limited (iii)	30,769	30,769
Retail Intelligent Unit Limited (iv)	12,308	12,308
TAP Technology (HK) Limited (vi)	30,769	30,769
Value X International Pte. Ltd (xi)	8,311	-

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(i)	Mr. Kenneth Tan and Ms. Bella Tsang, directors of the Company, are shareholders and a directors of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Cucumbuy.com Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(iii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of SmartMyWays Co., Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of SmartMyWays Co., Limited. The balance is unsecured, interest free and repayable on demand.

(iv)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Retail Intelligent Unit Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of Retail Intelligent Unit Limited. The balance is unsecured, interest free and repayable on demand.

(v)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of AppMyWays Co., Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(vi)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of TAP Technology (HK) Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(vii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International (Taiwan) Co, Ltd, a company incorporated in Taiwan. The balance is unsecured, interest free and repayable on demand.

(viii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of SA-Network Limited, a company incorporated in England and Wales. The balance is unsecured, interest free and repayable on demand.

(ix)	Mr. Johan Pehrson is a director of the Company. The balance is unsecured, interest free and repayable on demand.

(x)	Ms. Bella Tsang, a director of the Company, is a shareholder of Value E Consultant International (M) Sdn. Bhd, a company incorporated in Malaysia. The balance is unsecured, interest free and repayable on demand.

(xi)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of ValueX International Pte. Ltd., a company incorporated in Singapore. The balance is unsecured, interest free and repayable on demand.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The following individual customer accounted for 10% or more of the Company’s revenues for the years ended December 31, 2022 and 2021:

	2022	2021
Aisino Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd. Company	22.3%	25.5%
Wuhan Watson's Personal Care Stores Co., Limited	16.7%	22.9%
Robinsons Retail Group	12.0%	11.9%
PCCW Solutions Limited	15.6%	2.0%

Individual customer accounts receivable that represented 10% or more of total accounts receivable as of December 31, 2022 and 2021 were as follows:

	Percentage of accounts receivable as of December 31,
	2022	2021
PCCW Solutions Limited	27.9%	15.1%
Robinsons Retail Group	19.4%	38.4%
Aisino Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd. Company	4.1%	10.9%
Fujitsu South China Limited	0.6%	16.3%

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 17 - Subsequent events

VEII entered into a Convertible Credit Agreement, dated and effective as of January 27, 2023, (“2023 Credit Agreement”) with the following lenders: (1) GigWorld, Inc., a Delaware corporation, (“GWI”) and (2) American Wealth Mining Corp., a Nevada corporation, (“AWMC”). GWI and AWMC are also referred to individually as a “Lender” and collectively, as the “Lenders.”

Maximum Credit Line; Interest; Advances; Payment. The 2023 Credit Agreement provides for a maximum credit line of One Million Five Hundred Thousand Dollars and No Cents ($1,500.000.00) (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the 2023 Credit Agreement at Eight Percent (8%) per annum. The principal amount of any advance of money under the 2023 Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid by shares of Company Common Stock in lieu of cash payment. Company must request Advances from the Lenders. Either Lender may elect to separately, fully fund the Advance, or both Lenders may jointly elect to fund the Advance based on Lenders’ agreement on the portion of the Advance to be funded by each Lender. Lenders may severally or jointly reject any request for an Advance and neither Lender has an obligation to fund any Advance under the 2023 Credit Agreement.

Use of Proceeds. Advances may be used to fund general working capital needs of the Company, which includes: expansion of existing business operations or business lines to new geographical markets in Asia or other geographical markets; for development of new business lines (whether in existing or new geographical markets); acquisition of assets or companies (whether in existing or new geographical markets); and payment of any sums due under the Credit Agreement.

Unsecured Debt Obligation. Any Advance will be an unsecured general debt obligation of the Company. Further, there are no personal guarantees under the 2023 Credit Agreement.

Events of Default. The following shall constitute events of default under the 2023 Credit Agreement: (1) failure to make a payment of any Advance when due and payable and Company fails to cure such default within ten (10) days after receipt of a written notice from the Lender; (2) failure in the observance or performance of any non-monetary material covenant or agreement and Company fails to cure such default within thirty (30) days after written notice of default from the Lender; (3) failure of Company to comply with the obligations, terms, covenants or conditions of 2023 Credit Agreement, or breach by Company of any obligations, covenant, representation or warranty that is not cured within thirty (30) days from the receipt of a written notice from a Lender; (4) filing of a petition in bankruptcy or the commencement of any proceedings under any bankruptcy laws by or against Company, which filing or proceeding is not dismissed within sixty (60) days after the filing or commencement thereof, or if Company becomes insolvent; (5) petition is filed with a court to place the Company in receivership or similar status for benefit of creditors and appointment of a receiver is unvacated and unstayed for an aggregate of sixty (60) days; (6) for debts or judgments in excess of One Hundred Thousand Dollars and No Cents ($100,000.00) in face amount, a writ of execution or attachment or any similar process shall be issued or levied against all of the Company’s assets, or any judgment involving monetary damages shall be entered against the Company which shall become a lien on all of the Company’s assets and such execution, attachment or similar process or judgment is not released, bonded, satisfied, vacated or stayed within sixty (60) days after its entry or levy; or (7) Company ceases to carry on its primary business line for ninety (90) consecutive days. The remedy for any default that is not timely cured, if a cure period is allowed, is all sums due under the 2023 Credit Agreement becoming immediately due and payable.

Conversion Right. The 2023 Credit Agreement grants the following conversion rights to each Lender. (1) Optional Conversion. Each Advance shall be convertible, in whole or in part, into shares of Company Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price”. The Conversion Price for a Conversion shall be the average closing price of the Company Common Stock as quoted by the Bloomberg Financial Markets (or a comparable reporting service of national reputation selected by the Company and reasonably acceptable to the Lender effecting the Conversion if Bloomberg Financial Markets is not then reporting prices of the Company Common Stock) (collectively, “Bloomberg”), for the three (3) consecutive trading days prior to date of the Notice of Conversion. The Conversion Price is not limited by a minimum price per share of Company Common Stock applicable to the Conversion. As such, if a Lender or Lenders loan a significant sum of money under the 2023 Credit Agreement and then elect to convert all or most of the loaned amount into shares of Company Common Stock, the resulting issuance of shares of Common Stock could significantly dilute existing Company shareholders.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Conversion upon a Change in Control Transaction.  In the event that prior to the time of repayment of any Advance that has not previously been converted into shares of Company Common Stock, the Company shall consummate a “Change in Control Transaction” (as defined below), then the total amount of Advances outstanding shall convert into shares of Company Common Stock at the Conversion Price. “Change in Control Transaction” will be deemed to exist if (1) there occurs any consolidation, merger or other business combination of the Company with or into any a third party and the Company is not the surviving entity, or any other corporate reorganization or transaction or series of related transactions in which the voting stockholders of the Company prior to such event cease to own 50% or more of the voting power of the surviving entity after the transaction, or (2) in one or a series of related transactions, there is a sale or transfer of all or substantially all of the operating assets of the Company or all of its wholly-owned subsidiaries, determined on a consolidated basis, to a third party.

Conversion upon Breach of this Agreement. In the event that the Company breaches any provision of the 2023 Credit Agreement and does not remedy that breach within thirty (30) days after receipt of a written demand from a Lender, then each of the Lenders may convert all or any portion of the unpaid amount of their respective Advance or Advances into shares of Company Common Stock at the Conversion Price.

Warrants. In the event that a Lender elects to convert any portion of an Advance into shares of Company Common Stock in lieu of cash payment in satisfaction of that Advance, then Company will issue to the Lender five (5) detachable warrants for each share of Company Common Stock issued in a Conversion (“Warrants”). Each Warrant will entitle the Lender to purchase one (1) share of Common Stock (“Warrant Shares”) at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant.

Chan Heng Fai is deemed to control GWI by virtue of his majority ownership of stock of the parent company of GWI’s primary shareholder, Alset International Inc. (“AIL”). AIL owns approximately 99.69% of GWI’s issued shares of common stock. Further, Mr. Chan is the Chairman and Chief Executive Officer of AIL and he is also the Chairman, Chief Executive Officer and largest stockholder of Alset Inc., which is the majority stockholder of AIL. Mr. Chan also serves as GWI’s Executive Chairman of the GWI’s Board of Directors since December 1, 2017, and he served as a GWI director since October 23, 2014. Previously, Mr. Chan served as GWI’s Acting Chief Executive Officer. Lum Kan Fai, a director of the Company, serves as a Vice Chairman of GWI and served as GWI’s chief executive officer, president and chief technology officer.

Mr. Chan also controls AWMC by virtue of his ownership of approximately 95.6% of issued shares of AWMC common stock. Robert H. Trapp, a director of the Company, is also a director of AWMC.

Potential Change of Control. While the purpose of the 2023 Credit Agreement is to provide necessary working capital to the Company and 2023 Credit Agreement is not intended by the Company or Lenders to be a mechanism for effecting any change in control of the Company, if GWI loans a significant sum under the 2023 Credit Agreement and then elects to convert those sums into shares of Company Common Stock as well as exercise Warrants issued with those shares, then GWI could attain more than 50% of the issued shares of Company Common Stock and thereby attain voting control of the Company. Since the Conversion Price does not have a floor or minimum per share price, any decrease in the market price of the Company Common Stock will increase the number of shares that a Lender could receive in a Conversion and the exercise of Warrants.

The Company has an existing secured credit line with APB Credit Line for $1 million under a Loan Agreement, Security Agreement and Revolving Credit Promissory Note. The Company intends to use the 2023 Credit Agreement with the Lenders as its primary debt funding source for working capital needs. The Company intends to maintain the APB Credit Line in addition to the credit line under the 2023 Credit Agreement. As of the date of this Form 10-K, Company has an outstanding balance of US$504,910 under the APB Credit Line.

As of the date of this Form 10-K, Company has an outstanding balance of US$1.5 million under the 2023 Credit Agreement.

