Form 10-Q
period 2023-03-31
Value Exchange International, Inc.
filed 2023-05-15
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, there were 36,156,130 shares of common stock issued and outstanding. The registrant’s common stock is quoted on the OTCQB Venture Market of The OTC Markets Group, Inc. under the trading symbol “VEII.”

1

FORM 10-Q

Value Exchange International, Inc.

Please note that throughout this Quarterly Report on Form 10-Q (“Form 10-Q” or “report”), except as otherwise indicated by the context, references in this report to "Company", "we", "us" and "our" are references to Value Exchange International, Inc. and its wholly owned subsidiaries.

2

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	636,072	208,776
Accounts receivable, less allowance for doubtful accounts	1,219,181	1,133,058
Amounts due from related parties	2,507,594	2,400,028
Other receivables and prepayments	390,062	472,849
Inventories	229,688	225,662
Total current assets	4,982,597	4,440,373

NON-CURRENT ASSETS
Plant and equipment, net	451,202	499,497
Deferred tax assets	38,913	38,110
Goodwill	206,812	206,812
Operating lease right-of-use assets, net	453,956	555,069
Total non-current assets	1,150,883	1,299,488

Total assets	6,133,480	5,739,861

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	705,949	867,425
Other payables and accrued liabilities	703,664	681,564
Deferred income	306,900	291,171
Amount due to a related party	10,839	16,918
Operating lease liabilities, current	329,934	423,490
Current portion of long term bank loan and short term bank loan	529,863	1,039,488
Total current liabilities	2,587,149	3,320,056

NON-CURRENT LIABILITIES
Deferred tax liabilities	4,922	4,821
Convertible loan	1,545,104	-
Long term bank loan	35,515	42,649
Operating lease liabilities, non-current	118,957	117,592
Total non-current liabilities	1,704,498	165,062
Total liabilities	4,291,647	3,485,118

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 500,000,000 shares authorized, $0.00001 par value; 36,156,130 and 36,156,130 shares issued and outstanding, respectively	362	362
Additional paid-in capital	1,340,524	1,340,524
Statutory reserves	11,835	11,835
Retained earnings	385,364	849,471
Accumulated other comprehensive losses	(35,823)	(76,986)
Total shareholders’ equity	1,702,262	2,125,206
Non-controlling interest	139,571	129,537
	1,841,833	2,254,743

Total liabilities and shareholders’ equity	6,133,480	5,739,861

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income	2,884,549	2,591,184

COST OF SERVICES
Cost of service income	(2,502,728)	(2,251,060)

GROSS PROFIT	381,821	340,124

OPERATING EXPENSES:
General and administrative expenses	(731,977)	(293,955)
Foreign exchange loss	(87,886)	(155,712)
TOTAL OPERATING EXPENSES	(819,863)	(449,667)

LOSS FROM OPERATIONS	(438,042)	(109,543)

OTHER INCOME (EXPENSES):
Interest income	438	201
Interest expense	(29,632)	-
Change in fair value of embedded derivatives	(34,752)	-
Finance cost	(4,239)	(3,370)
VAT refund	485	22,819
Management fee income	32,475	43,042
Others	20,588	6,810
Total other income (expenses), net	(14,637)	69,502

LOSS BEFORE PROVISION FOR INCOME TAXES	(452,679)	(40,041)

INCOME TAXES EXPENSES	(1,170)	(2,188)
NET LOSS	(453,849)	(42,229)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	41,163	8,919

COMPREHENSIVE INCOME	(412,686)	(33,310)

ATTRIBUTABLE TO:
Equity holders of the Company	(422,944)	(62,073)
Non-controlling interests	10,258	28,763

	(412,686)	(33,310)

Earnings per share, basic and diluted	(0.01)	0.00

Weighted average number of shares outstanding	36,156,130	36,156,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(453,849)	(42,229)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	61,347	54,439
Amortization	109,362	85,703
Interest income	(438)	(201)
Loan interest expenses	19,280	-
Convertible loan interest expenses	10,352	-
Finance costs on Right-of-use assets	4,239	3,370
Change in fair value of embedded derivatives	34,752	-
Deferred income taxes	(702)	-
Changes in operating assets and liabilities
Accounts receivable	(86,123)	(641,586)
Other receivables and prepayments	82,787	(47,369)
Amounts due from related parties	(107,566)	(103,372)
Inventories	(4,026)	77,019
Accounts payable	(161,476)	214,451
Other payables and accrued liabilities	22,100	(193,802)
Deferred income	15,729	610,970
Amounts due to related parties	(6,079)	(2,500)
Net cash (used in) provided by operating activities	(460,311)	14,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(71,694)	(60,139)
Interest received	438	201
Net cash used in investing activities	(71,256)	(59,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-controlling interests	-	35,349
Proceeds from convertible loan	1,500,000	-
Principal payments on operating leases	(104,376)	(50,813)
Repayment of bank loan	(517,358)	(10,788)
Interest paid	(19,280)	-
Net cash provided by (used in) financing activities	858,986	(26,252)

EFFECT OF EXCHANGE RATE ON CASH	99,877	6,449
INCREASE (DECREASE) IN CASH	427,296	(64,848)
CASH, beginning of period	208,776	289,398
CASH, end of period	636,072	224,550

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	(1,170)	(664)

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

For financial reporting purposes, the transaction represents a "reverse merger" rather than a business combination and VEII is deemed to be the accounting acquiree in the transaction. The transaction ~~is~~ was accounted for as a reverse merger and recapitalization. VEII is the legal acquirer but accounting acquiree for financial reporting purposes and VEI CHN is the acquired company but accounting acquirer. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the transaction ~~will be~~ are those of VEI CHN and are recorded at the historical cost basis of VEI CHN, and no goodwill was recognized in this transaction. The consolidated financial statements after completion of the transaction includes the assets and liabilities of VEI CHN and VEII, and the historical operations of VEII and the combined operations of VEI CHN from the initial closing date of the transaction.

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

In January 2022, VEI HKG established an operating subsidiary, Haomeng Technology (Shenzhen) Co., Limited. (“HTS”) in Shenzhen, PRC, under the laws of the PRC. HTS engages in IT services.

As of March 31, 2023, the Company held five wholly-owned subsidiaries, and two subsidiaries with 51% ownership.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2023:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%
Value Exchange Int’l (Hunan) Limited	PRC	51%
Shanghai Zhaonan Hengan Information Technology Co., Ltd.	PRC	51%
Haomeng Technology (Shenzhen) Co., Limited	PRC	100%

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b)	Use of Estimates

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

e)	Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of March 31, 2023 and December 31, 2022, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The carrying values of the Company’s financial instruments; consisting of cash and cash equivalents, accounts receivable, accounts payable, other receivables and prepayments, convertible loan, other payables and accrued liabilities, balances with a related party, balances with related companies and amounts due to director approximate their fair values due to the short maturities of these instruments.

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	14,359	88,029
- systems maintenance	2,490,154	1,921,189
- sales of hardware and consumables	380,036	581,966
	2,884,549	2,591,184

Billings in excess of revenues recognized are recorded as deferred revenue.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

n)	Income taxes

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

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the three months ended March 31, 2023 and 2022 were insignificant.

q)	Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the three months ended March 31, 2023 and 2022 were insignificant.

r)	Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the three months ended March 31, 2023 and 2022 were insignificant.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

s)	Foreign currency translation

The functional currency and reporting currency of the Company is the U.S. Dollar. (“US$” or “$”). The functional currency of the Hong Kong subsidiaries is the Hong Kong Dollar. The functional currency of the PRC subsidiary is Renminbi (RMB). Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the exchange rate as quoted by the Hong Kong Monetary Authority (“HKMA”) at the end of the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments resulting from this process are included in accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Quarter ended	March 31, 2023	March 31, 2022
RMB : USD exchange rate	6.8133	6.3468
average period ended
HKD : USD exchange rate	7.800	7.800
average period ended
PESO : USD exchange rate	53.5881	50.4854
average period ended

Quarter ended	March 31, 2023	December 31, 2022
RMB : USD exchange rate	6.8244	6.9143
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	53.2423	54.7368

t)	Stock-based Compensation

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounts receivable

Accounts receivable consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	US$	US$
	(unaudited)
Accounts receivable	1,219,181	1,133,058

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.	Other receivables and prepayments

Other receivables and prepayments consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	US$	US$
	(unaudited)
Deposits and prepaid expense	293,105	256,355
Others	96,957	216,494
	390,062	472,849

5.	Inventories

Inventories as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
	US$	US$
	(unaudited)
Finished goods	229,688	225,662

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Plant and equipment, net

 Plant and equipment consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	US$	US$
	(unaudited)
Leasehold improvements	93,558	93,099
Office furniture and equipment	273,737	271,964
Computer equipment	409,782	398,549
Computer software	257,874	257,943
Motor Vehicle	214,229	213,403
Building	61,981	60,827
Total	1,311,161	1,295,785
Less: accumulated depreciation	(859,959)	(796,288)
Plant and equipment, net	451,202	499,497

Depreciation expense for the three months period ended March 31, 2023 and 2022 amounted to $61,347 and $54,439, respectively. For the three months period ended March 31, 2023 and 2022, no interest expense was capitalized into plant and equipment.

7.	Goodwill

Goodwill consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	US$	US$
	(unaudited)
Goodwill arising from acquisition of TSI	206,812	206,812

8.	Leases

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

	March 31, 2023	December 31, 2022
	US$	US$
	(unaudited)
Operating lease right-of-use assets, net	453,956	555,069

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of operating lease liabilities are as follows:

	March 31, 2023	December 31, 2022
	US$	US$
	(unaudited)
Lease liabilities, current	329,934	423,490
Lease liabilities, non-current	118,957	117,592
Present value of lease liabilities	448,891	541,082

Total operating lease cost for the three months period ended March 31, 2023 and 2022 amounted to $104,376 and $50,813, respectively. Weighted-average remaining lease term is 1.30 years, and weighted-average discount rate is 3%.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2022:

	March 31, 2023	December 31, 2022
	US$	US$
	(unaudited)
Year one	338,956	380,757
Year two	107,813	132,685
Year three	13,519	38,069
Year four	-	-
Thereafter	-	-
Total undiscounted cash flows	460,288	551,512
Less: Imputed interest	(11,397)	(10,430)
Present value of lease liabilities	448,891	541,082

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Bank loan

Bank loan and accruals consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	US$	US$
	(unaudited)
Long term bank loan (i)	63,397	70,027
Less: Current portion of long term bank loan (i)	(27,882)	(27,378)
	35,515	42,649

Short term bank loan (ii)	501,981	1,012,110
Current portion of long term bank loan (i)	27,882	27,378
	529,863	1,039,488

(i)	As of March 31, 2023 and December 31, 2022, the above bank loan secured by property and equipment with net carrying amount of $133,223 and $143,130 respectively.

(ii)	The Company and American Pacific Bancorp, Inc., a Texas corporation located in Houston, Texas, (“APB”) signed a Loan Agreement, Security Agreement and Revolving Credit Promissory Note (“Promissory Note”), each dated July 26, 2022 but fully executed and closed as of July 27, 2022, whereby APB will provide a $1 million secured revolving credit line to the Company (“APB Credit Line”). Loan Agreement, Security Agreement and Promissory Note may be referred to collectively as “Credit Line Documents”. The Credit Line Documents provide for a fixed 8% annual interest on sums advanced, two year maturity date for unpaid sums loaned and unpaid interest accrued thereon, and calendar quarterly payments of accrued interest on any sums advanced under Credit Line (interest payments commencing on September 30, 2022). The Credit Line is secured by a first, senior lien on all of the Company’s assets and accounts receivable, with net carrying amount of $6,133,480. Credit Line advances may be used for general working capital.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Convertible loan

Movement of the components of the convertible loan

The movement in the liability and derivative components of the convertible loan as of March 31, 2023 and December 31, 2022 are set out below:

	Liability component	Derivative component	Total
January 1, 2023	-	-	-
Issuance of convertible loan	172,789	1,327,211	1,500,000
Change in fair value of embedded derivatives	-	34,752	34,752
Interest expenses	10,352	-	10,352
March 31, 2023	183,141	1,361,963	1,545,104

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Conversion Right. The 2023 Credit Agreement grants the following conversion rights to each Lender. (1) Optional Conversion. Each Advance shall be convertible, in whole or in part, into shares of Company Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price”. The Conversion Price for a Conversion shall be the average closing price of the Company Common Stock as quoted by the Bloomberg Financial Markets (or a comparable reporting service of national reputation selected by the Company and reasonably acceptable to the Lender effecting the Conversion if Bloomberg Financial Markets is not then reporting prices of the Company Common Stock), for the three (3) consecutive trading days prior to date of the Notice of Conversion. The Conversion Price is not limited by a minimum price per share of Company Common Stock applicable to the Conversion. As such, if a Lender or Lenders loan a significant sum of money under the 2023 Credit Agreement and then elect to convert all or most of the loaned amount into shares of Company Common Stock, the resulting issuance of shares of Common Stock could significantly dilute existing Company shareholders.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Other payables and accrued liabilities

Other payables and accruals consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	US$	US$
	(unaudited)
Accrual	665,971	652,424
Income taxes payable	37,693	29,140
	703,664	681,564

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Deferred income

Deferred income consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	US$	US$
	(unaudited)
Service fees received in advance	306,900	291,171

13.	Statutory reserves

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	March 31, 2023	December 31, 2022
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	2,163,141	2,058,267
Cucumbuy.com Limited (ii)	28,023	33,333
SmartMyWays Co., Limited (iii)	92,051	92,308
Retail Intelligent Unit Limited (iv)	37,051	36,923
AppMyWays Co., Limited (v)	88,096	86,776
TAP Technology (HK) Limited (vi)	50,123	54,928
Value Exchange International (Taiwan) Co, Ltd (vii)	49,109	37,493
	2,507,594	2,400,028

Due to a related party
SA-Network Limited (viii)	10,839	16,918

Related party transactions:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	US$	US$
	(unaudited)	(unaudited)
Service income received from
Value Exchange International Limited (i)	-	211,468
AppMyWays Co., Limited (v)	-	31,748
Value Exchange International (Taiwan) Co, Ltd (vii)	13,917	-

Subcontracting fees paid to
Value Exchange International Limited (i)	(262,125)	(67,925)
Cucumbuy.com Limited (ii)	(53,846)	(3,846)
SmartMyWays Co., Limited (iii)	(46,154)	-
Retail Intelligent Unit Limited (iv)	(38,462)	-
TAP Technology (HK) Limited (vi)	(27,523)	(27,523)
Value Exchange International (Taiwan) Co, Ltd (vii)	(5,516)	-
SA-Network Limited (viii)	(39,070)	-
Value E Consultant International (M) Sdn. Bhd (ix)	(41,450)	-

Management fees received from
Value Exchange International Limited (i)	20,167	15,927
Cucumbuy.com Limited (ii)	3,077	7,692
SmartMyWays Co., Limited (iii)	3,077	7,692
Retail Intelligent Unit Limited (iv)	3,077	3,077
TAP Technology (HK) Limited (vi)	3,077	7,692

(i)	Mr. Kenneth Tan and Ms. Bella Tsang, directors of the Company, are shareholders and a directors of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(ii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Cucumbuy.com Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(iii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of SmartMyWays Co., Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of SmartMyWays Co., Limited. The balance is unsecured, interest free and repayable on demand.
(iv)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Retail Intelligent Unit Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of Retail Intelligent Unit Limited. The balance is unsecured, interest free and repayable on demand.
(v)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of AppMyWays Co., Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(vi)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of TAP Technology (HK) Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(vii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International (Taiwan) Co, Ltd, a company incorporated in Taiwan. The balance is unsecured, interest free and repayable on demand.
(viii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of SA-Network Limited, a company incorporated in England and Wales. The balance is unsecured, interest free and repayable on demand.
(ix)	Ms. Bella Tsang, a director of the Company, is a shareholder of Value E Consultant International (M) Sdn. Bhd, a company incorporated in Malaysia. The balance is unsecured, interest free and repayable on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of business development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us and effects as well as our ability to fund, and integrate and grow acquired business lines. Business operations and financial condition may be materially and adversely affected by any slowdown in regional and national economic growth, weakened liquidity and financial condition of customers or other factors that Company cannot foresee. Coronavirus COVID 19 continues to be a threat to business and financial operations’ condition and performance. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the U.S. Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and any amendments to that Form 10-K.

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

CORPORATE OVERVIEW

History of Value Exchange International, Inc.

Organization.

We were incorporated in the State of Nevada on June 26, 2007. Our Common Stock’s trading symbol is “VEII.” Our common stock is quoted on the OTCQB Venture Market.

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

We believe that the IT Business often presents opportunities to expand a provider’s market reach or customer base by acquisitions of existing businesses or operating assets. The Company’s business strategy includes reviewing possible acquisitions of existing businesses or operating assets in existing or adjacent markets and to do so when and if such an acquisition appears to be compatible and an enhancement of our core business lines and can be consummated with available cash and other resources. Our ability to pursue and consummate acquisitions may be limited, and has been limited, by available cash for mergers and acquisitions and other resources and the perceived cost and burdens of acquiring and integrating the target business or new operating assets into our operations. The availability of funding and cash flow are the most significant limitations on our ability to expand through acquisitions of businesses and assets – both in terms of money on hand and ability to finance acquisitions, but the estimated business hurdles in successfully penetrating a new market is also a factor in deciding whether to proceed with that expansion. The limited liquidity and bid price of our Common Stock in the public stock market also hampers our ability to use shares of Common Stock as attractive consideration to target companies in a merger or acquisition. We have not expanded into any new markets by acquisition or otherwise during the fiscal quarter ended March 31, 2023.

The Company, through its operating subsidiaries, is focusing and will focus on its IT Business, and continue to seek to expand its IT Business services to commercial customers in PRC and Asia Pacific Region. This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer order in our core markets of Hong Kong SAR and China than the “IP Business” (as defined below) and presents an industry segment that better suits our current technical capabilities, marketing capabilities and financial resources.

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

Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry. A general trend affecting our IT Business is the trend of increasing competition for skilled labor. With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets. We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong, Philippines and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail. We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2022 or 2023 to date.

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

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing. We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2022 or fiscal year 2023 to date, but we perceive that the expansion of cloud computing coupled with IT services and products could allow foreign companies to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core markets as well as in the Philippines. We may find it more difficult to compete for IT Business in Hong Kong and China, and perhaps the Philippines, if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems. The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets as well as the Philippines.

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

Covid 19 pandemic affected our primary operations in Hong Kong SAR and Manila, Philippines in first fiscal quarter of 2020 by forcing limited business travel, remote work arrangements by personnel, customers suspending or reducing operations and use of third party services and suspension or cancellations of normal business activities by us and customers, which restrictions occurred at times in 2021 and 2022. While there has been an easing restrictions on businesses in 2023, especially in Hong Kong, the uncertainty about new variants of Covid 19 virus emerging, especially variants that are not affected by current vaccines, creates an ongoing uncertainty about the future impact of Covid 19 that cannot be projected.

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

VEI CHN Group provides development and customization of software and hardware, enhancements thereto and maintenance services for installed POS system. VEI CHN Group markets, sells and maintains its own brand POS software – edgePOS as well as third party brands (e.g. NCR / Retalix), which is one of the leading POS software programs in the Chinese-Hong Kong market. These software enhancements and programming can integrate with different IP systems.

Systems maintenance services consist of: i) software maintenance service, including software patches and software code revisions; ii) installing, testing and implementing software; iii) training of customer personnel for the use of software; and iv) technical support for software systems.

Other services include system installation and implementation, including i) project planning; ii) analysis of customer information and business needs from a IT perspective (“System Analysis”); iii) design of the entire system; iv) hardware and consumables selection advice and sales; and v) system hardware maintenance. These services typically consist of customer projects for New Store Opening (“NSO”) and Install, Move, Add and Change (“IMAC”) for retail, and ad-hoc custom system projects for other business sectors. Our primary focus is the retail sector in Hong Kong, PRC and Manila, Philippines.

b)	Systems development and integration

VEI CHN Group provides value-added software, which integrates with customer owned or licensed software, and ad-hoc software development projects for other business sectors. Besides use of proprietary, custom software code, VEI CHN services may from time to time license standard third party software programs.

Financial Performance Highlights

The following are some financial highlights for the first quarter of 2023:

•	Net revenue: Our net revenues were $2,884,549 for the three months ended March 31, 2023, as compared to $2,591,184 for the same period in 2022, an increase of $293,365 or 11.3%.

•	Gross profit: Gross profit for the three months ended March 31, 2023 was $381,821 or 13.2% of net revenues, as compared to $340,124 or 13.1% of net revenues for the same period in 2022, an increase of $41,697 or 12.3%.

•	Loss from operations: Our loss from operations totaled $438,042 for the three months ended March 31, 2023, as compared to loss from operations totaled $109,543 for the same period in 2022, an increase of $328,499 or 299.9%.

•	Net loss: We had a net loss of $453,849 for the three months ended March 31, 2023, compared to $42,229 for the same period in 2022, an increase of $411,620 or 974.7%.

•	Basic and diluted net loss per share was $0.01 for the three months ended March 31, 2023.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2023 and 2022

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three months ended March 31,		Change
	2023	2022
	US$	US$	US$	%

NET REVENUES
Service income	2,884,549	2,591,184	293,365	11.3%
COST OF SERVICES
Cost of service income	(2,502,728)	(2,251,060)	(251,668)	11.2%
GROSS PROFIT	381,821	340,124	41,697	12.3%
Operating expenses:
General and administrative expenses	(731,977)	(293,955)	(438,022)	149.0%
Foreign exchange gain (loss)	(87,886)	(155,712)	67,826	(43.6%)
LOSS FROM OPERATIONS	(438,042)	(109,543)	(328,499)	299.9%
OTHER INCOME (EXPENSES)	(14,637)	69,502	(84,139)	(121.1%)
LOSS BEFORE PROVISION FOR INCOME TAXES	(452,679)	(40,041)	(412,638)	1030.5%
INCOME TAXES EXPENSES	(1,170)	(2,188)	1,018	(46.5%)
NET LOSS	(453,849)	(42,229)	(411,620)	974.7%

Net revenues. Net revenues were $2,884,549 for the three months ended March 31, 2023, as compared to $2,591,184 for the same period in 2022, an increase of $293,365 or 11.3%. The increase was primarily attributable to the increase in our revenue from i) systems maintenance with revenue increasing from $1,921,189 for the three months ended March 31, 2022 to $2,490,154 for the three months ended March 31, 2023; offset by the decrease in our revenue from ii) systems development and integration with revenue decreasing from $88,029 for the three months ended March 31, 2022 to $14,359 for the three months ended March 31, 2023; and iii) sales of hardware and consumables with revenue decreasing from $581,966 for the three months ended March 31, 2022 to $380,036 for the three months ended March 31, 2023.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $2,502,728 or 86.8% of net revenues, for the three months ended March 31, 2023, as compared to $2,251,060 or 86.9% of net revenues, for the same period in 2022, an increase of $251,668 or 11.2%. The increase in cost of services was mainly attributable to the increase in our contracting fees to suppliers.

Gross profit. Gross profit for the three months ended March 31, 2023 was $381,821 or 13.2% of net revenues, as compared to $340,124 or 13.1% of net revenues, for the same period in 2022, an increase of $41,697 or 12.3%. The increase of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services compare to the same period of 2022.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $731,977 or 25.4% of net revenues, for the three months ended March 31, 2023, as compared to $293,955 or 11.3% of net revenues, for the same period in 2022, an increase of $438,022 or 149.0%. The primary reason for the increase was attributable to the increase in consultancy and professional fee, staff costs and other administrative costs.

Loss from operations. As a result of the above, our loss from operations totaled $438,042 for the three months ended March 31, 2023, as compared to $109,543 for the same period in 2022, an increase of $328,499 or 299.9%.

Income taxes expenses. Income taxes expenses totaled $1,170 or 0.04% of net revenues for the three months ended March 31, 2023, as compared to $2,188 or 0.1% for the same period in 2022, a decrease of $1,018 or 46.5%. The increase was primarily attributable to the movement in profit tax paid for the three months ended March 31, 2023.

Net loss. As a result of the foregoing, we had a net loss of $453,849 for the three months ended March 31, 2023, compared to $42,229 for the same period in 2022, an increase of $411,620 or 974.7%, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $636,072. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Three Months Ended
	March 31,
	2023	2022
	US$	US$
Net cash (used in) provided by operating activities	(460,311)	14,893
Net cash used in investing activities	(71,256)	(59,938)
Net cash provided by (used in) financing activities	858,986	(26,252)
Effect of exchange rate changes on cash and cash equivalents	99,877	6,449
Net increase (decrease) in cash and cash equivalents	427,296	(64,848)
Cash and cash equivalents at the beginning of period	208,776	289,398
Cash and cash equivalents at the end of period	636,072	224,550

Operating Activities

Net cash used in operating activities was $460,311 for the three months ended March 31, 2023, which was a change of $475,204 from net cash provided by operating activities $14,893 for the same period of 2022. The change in net cash used in operating activities was mainly attributable to the following:

1)	A change of Accounts receivable, Other receivables, deposit and prepayments, and Other payables and accrued liabilities increased our operating cash balances by $555,463, $130,156 and $215,902 respectively; offset by

2)	Net loss of $453,849 for the three months ended March 31, 2023, compared to net loss of $42,229 for the same period in 2022; and

3)	A change of Accounts payable, and Deferred income liabilities decreased our operating cash balances by $375,927 and $595,241.

Investing Activities

Net cash used in investing activities was $71,256 for the three months ended March 31, 2023, which was an increase of $11,318 or 18.9% from $59,938 in the same period in 2022. The increase in net cash used in investing activities was attributable to cash used in the purchase of plant and equipment by $71,694; offset by interest received by $438, during the three months ended March 31, 2023.

Financing Activities

Net cash provided by financing activities was $858,986 for the three months ended March 31, 2023, which was a change of $885,238 from net cash used in financing activities $26,252 in the same period in 2022. The increase in net cash used in financing activities was attributable to the proceeds from convertible loan by $1,500,000; offset by Principal payments on operating leases by $104,376, Repayment of bank loan by $517,358, and Interest paid by $19,280 during the three months ended March 31, 2023.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2023:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%
Value Exchange Int’l (Hunan) Limited	PRC	51%
Shanghai Zhaonan Hengan Information Technology Co., Ltd.	PRC	51%
Haomeng Technology (Shenzhen) Co., Limited	PRC	100%

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	14,359	88,029
- systems maintenance	2,490,154	1,921,189
- sales of hardware and consumables	380,036	581,966
	2,884,549	2,591,184

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

Company adopted a 2022 Equity Incentive Plan in 2022, but has not granted or issued any stock based incentive compensation under this plan as of the date of filing this Form 10-Q report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2023, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of the filing of this Form 10-Q, the Company is no longer a Commission Identified Issuer under the Holding Foreign Companies Accountable Act (“HFCAA”).

Risk factors for our company are set forth in our Annual Report on Form 10-K for the fiscal year end December 31, 2022 (“2022 Form 10-K) and other filings with the Commission. The risks described in Part I, Item 1A, "Risk Factors" in our 2022 Form 10-K could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. The “Risk Factors” section of the 2022 Form 10-K, as amended, remains current in all material respects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Securities Purchase Agreement, dated April 5, 2021, by Value Exchange International, Inc. and GigWorld, Inc. (1)
10.2	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (2)
10.3	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (3)
10.4	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (4)
10.5	Convertible Credit Agreement by and among Value Exchange International, Inc., GigWorld, Inc. and American Wealth Mining Corp., dated January 27, 2023 (5)
10.6	Form of Warrant issuable by Value Exchange International, Inc. (6)
10.7	Loan Agreement by Value Exchange International, Inc. and American Pacific Bank, dated July 26, 2022 (7)
10.8	Security Agreement by Value Exchange International, Inc. and American Pacific Bank, dated July 26, 2022 (8)
10.9	Revolving Credit Promissory Note signed by Value Exchange International, Inc. and evidencing debt obligation to American Pacific Bank, dated July 26, 2022 (9)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with the Commission on April 13, 2021.
(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(3)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(4)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on February 2, 2023.
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on February 2, 2023.
(7)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed by the Company with the SEC on July 29, 2022
(8)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by the Company with the SEC on July 29, 2022
(9)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed by the Company with the SEC on July 29, 2022

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

May 15, 2023	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director (Principal Executive Officer)

May 15, 2023	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

