Form 10-Q
period 2023-06-30
Value Exchange International, Inc.
filed 2023-08-21
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Securities registered pursuant to Section 12(b) of the Securities Act of 1933:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

As of August 21, 2023, there were 36,156,130 shares of common stock issued and outstanding. The registrant’s common stock is quoted on the OTCQB Venture Market of The OTC Markets Group, Inc. under the trading symbol “VEII”.

1

2

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	380,985	208,776
Accounts receivable, less allowance for doubtful accounts	1,637,143	1,133,058
Amounts due from related parties	2,542,841	2,400,028
Other receivables and prepayments	383,483	472,849
Inventories	223,615	225,662
Total current assets	5,168,067	4,440,373

NON-CURRENT ASSETS
Plant and equipment, net	391,513	499,497
Deferred tax assets	38,913	38,110
Goodwill	206,812	206,812
Operating lease right-of-use assets, net	435,459	555,069
Total non-current assets	1,072,697	1,299,488
Total assets	6,240,764	5,739,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	686,867	867,425
Other payables and accrued liabilities	700,213	681,564
Deferred income	397,682	291,171
Amounts due to related parties	11,456	16,918
Operating lease liabilities, current	316,285	423,490
Short term bank loan	970,192	1,039,488
Total current liabilities	3,082,695	3,320,056

NON-CURRENT LIABILITIES
Deferred tax liabilities	4,922	4,821
Convertible loan	1,545,104	-
Long term bank loan	27,784	42,649
Operating lease liabilities, non-current	105,420	117,592
Total non-current liabilities	1,683,230	165,062
Total liabilities	4,765,925	3,485,118

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 500,000,000 shares authorized, $0.00001 par value; 36,156,130 and 36,156,130 shares issued and outstanding, respectively	362	362
Additional paid-in capital	1,340,524	1,340,524
Statutory reserves	11,835	11,835
Retained earnings	62,860	849,471
Accumulated other comprehensive losses	(56,692)	(76,986)
Total shareholders’ equity	1,358,889	2,125,206
Non-controlling interest	115,950	129,537
	1,474,839	2,254,743
Total liabilities and shareholders’ equity	6,240,764	5,739,861

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income	2,850,038	2,589,850	5,734,587	5,181,034

COST OF SERVICES
Cost of service income	(2,364,815)	(1,903,601)	(4,867,543)	(4,154,661)

GROSS PROFIT	485,223	686,249	867,044	1,026,373

OPERATING EXPENSES:
General and administrative expenses	(876,069)	(592,633)	(1,608,046)	(886,588)
Foreign exchange loss (gain)	71,156	179,055	(16,730)	23,343
(LOSS) PROFIT FROM OPERATIONS	(319,690)	272,671	(757,732)	163,128

OTHER INCOME (EXPENSES):
Interest income	158	97	596	298
Interest expense	(15,549)	(2,687)	(45,181)	(2,687)
Change in fair value of embedded derivatives	-	-	(34,752)	-
Finance cost	(4,318)	(2,661)	(8,557)	(6,031)
VAT refund	(14)	39,453	471	62,272
Management fee income	(4,599)	40,095	27,876	83,137
Others	3,063	908	23,651	7,718
Total other income (expenses), net	(21,259)	75,205	(35,896)	144,707

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(340,949)	347,876	(793,628)	307,835
INCOME TAXES CREDIT (EXPENSES)	34	26	(1,136)	(2,162)
NET (LOSS) INCOME	(340,915)	347,902	(794,764)	305,673

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustments	(20,869)	(73,362)	20,294	(64,443)

COMPREHENSIVE (LOSS) INCOME	(361,784)	274,540	(774,470)	241,230

ATTRIBUTABLE TO:
Equity holders of the Company	(343,373)	285,456	(766,317)	223,383
Non-controlling interests	(18,411)	(10,916)	(8,153)	17,847
	(361,784)	274,540	(774,470)	241,230

Net (loss) income per share, basic and diluted	(0.01)	0.01	(0.02)	0.01

Weighted average number of shares outstanding	36,156,130	36,156,130	36,156,130	36,156,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

							Accumulated other
	Common stock		Additional	Retained earnings		Noncontrolling	comprehensive
	Share	Amount	paid-in capital	(accumulated deficit)	Statutory reserves	Interest	income	Total
		US$	US$	US$	US$	US$	US$	US$

January 1, 2022	36,156,130	362	1,340,524	867,770	11,835	117,803	8,822	2,347,116
Net (loss) income	-	-	-	287,826	-	17,847	-	305,673
Foreign currency translation adjustment	-	-	-	-	-	(5,630)	(64,443)	(70,073)
June 30, 2022	36,156,130	362	1,340,524	1,155,596	11,835	130,020	(55,621)	2,582,716

January 1, 2023	36,156,130	362	1,340,524	849,471	11,835	129,537	(76,986)	2,254,743
Net (loss)	-	-	-	(786,611)	-	(8,153)	-	(794,764)
Foreign currency translation adjustment	-	-	-	-	-	(5,434)	20,294	14,860
June 30, 2023	36,156,130	362	1,340,524	62,860	11,835	115,950	(56,692)	1,474,839

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	(794,764)	305,673
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation	119,991	110,157
Amortization	227,530	176,606
Interest income	(596)	(298)
Interest expenses	34,829	2,687
Convertible loan interest expenses	10,352	-
Finance costs on Right-of-use assets	8,557	6,031
Change in fair value of embedded derivatives	34,752	-
Deferred income taxes	(702)	3,248
Changes in operating assets and liabilities
Accounts receivable	(504,085)	(854,358)
Other receivables and prepayments	89,366	(21,493)
Amounts due from related parties	(142,813)	(383,653)
Inventories	2,047	156,997
Accounts payable	(180,558)	148,147
Other payables and accrued liabilities	18,649	(118,365)
Deferred income	106,511	542,782
Amounts due to related parties	(5,462)	129
Net cash (used in) provided by operating activities	(976,396)	74,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(79,790)	(59,138)
Interest received	596	298
Net cash used in investing activities	(79,194)	(58,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loan	1,500,000	-
Proceeds from bank loan	450,000	34,747
Interest paid	(34,829)	(2,687)
Principal payments on finance leases	(235,299)	(145,751)
Repayment of short term bank loan	(533,523)	(25,871)
Net cash provided by (used in) financing activities	1,146,349	(139,562)

EFFECT OF EXCHANGE RATE ON CASH	81,450	(50,938)
INCREASE (DECREASE) IN CASH	172,209	(175,050)
CASH, beginning of period	208,776	289,398
CASH, end of period	380,985	114,348

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	1,136	664

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

For financial reporting purposes, the transaction represents a "reverse merger" rather than a business combination and VEII is deemed to be the accounting acquiree in the transaction. The transaction was accounted for as a reverse merger and recapitalization. VEII is the legal acquirer but accounting acquiree for financial reporting purposes and VEI CHN is the acquired company but accounting acquirer for financial reporting purposes. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the transaction are those of VEI CHN and are recorded at the historical cost basis of VEI CHN, and no goodwill was recognized in this transaction. The consolidated financial statements after completion of the transaction includes the assets and liabilities of VEI CHN and VEII, and the historical operations of VEII and the combined operations of VEI CHN from the initial closing date of the transaction.

The Company provides IT Business’ services and solutions to the retail sector through the following operating subsidiaries located in Hong Kong SAR, People’s Republic of China (“PRC”) and Manila, Philippines.

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

As of June 30, 2023, the Company held five wholly-owned subsidiaries, and two subsidiaries with 51% ownership. Company establishes operating subsidiaries when a perceived or actual opportunity for business is deemed to be most efficiently handled by a local operating subsidiary.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned and majority owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2023:

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

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of six months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with financial institutions or state-owned banks within the PRC and Hong Kong. The Company does not have any cash equivalents at June 30, 2023 or December 31, 2022.

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

e)	Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of June 30, 2023 and December 31, 2022, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

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

Except for the convertible loan, there was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	98,557	119,318	112,916	207,347
- systems maintenance	2,179,326	2,160,438	4,669,480	4,081,627
- sales of hardware and consumables	572,155	310,094	952,191	892,060
	2,850,038	2,589,850	5,734,587	5,181,034

Billings in excess of revenues recognized are recorded as deferred revenue.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

n)	Income taxes

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

o)	Lease accounting

As the Company’s leases generally do not provide an implicit discount rate, the Company uses the estimated collateralized incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments for use in the calculation of the operating lease liabilities and right-of-use assets. This rate is determined using a portfolio approach based on the risk-adjusted rate of interest and requires estimates and assumptions including credit rating, credit spread, and adjustments for the impact of collateral. The Company believes that this is the rate it would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar lease term. Operating lease liabilities and corresponding right-of-use assets include options to extend lease terms that are reasonably certain of being exercised. The Company does not record a lease liability and corresponding right-of-use asset for leases with terms of less than 12 months and accounts for lease and non-lease components as a single lease component. The Company’s lease portfolio is comprised of operating leases with the lease cost recorded on a straight-line basis over the lease term.

p)	Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the six months ended June 30, 2023 and 2022 were insignificant.

q)	Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the six months ended June 30, 2023 and 2022 were insignificant.

r)	Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the six months ended June 30, 2023 and 2022 were insignificant.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

s)	Foreign currency translation

The functional currency and reporting currency of the Company is the U.S. Dollar. (“US$” or “$”). The functional currency of the Hong Kong subsidiaries is the Hong Kong Dollar. The functional currency of the PRC subsidiary is Renminbi (“RMB”). Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the exchange rate as quoted by the Hong Kong Monetary Authority (“HKMA”) at the end of the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments resulting from this process are included in accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Quarter ended	June 30, 2023	June 30, 2022
RMB : USD exchange rate	6.9905	6.5892
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	53.9477	52.4805
three months average period ended

Quarter ended	June 30, 2023	June 30, 2022
RMB : USD exchange rate	6.8995	6.4641
six months average period ended
HKD : USD exchange rate	7.800	7.800
six months average period ended
PESO : USD exchange rate	53.7648	51.4498
six months average period ended

Quarter ended	June 30, 2023	December 31, 2022
RMB : USD exchange rate	7.2329	6.9143
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	53.6082	54.7368

t)	Stock-based Compensation

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounts receivable

Accounts receivable consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Accounts receivable	1,637,143	1,133,058

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.	Other receivables and prepayments

Other receivables and prepayments consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Deposits and prepaid expense	308,368	256,355
Others	75,115	216,494
	383,483	472,849

5.	Inventories

Inventories as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Finished goods	223,615	225,662

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Plant and equipment, net

 Plant and equipment consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Leasehold improvements	90,475	93,099
Office furniture and equipment	267,713	271,964
Computer equipment	410,535	398,549
Computer software	246,579	257,943
Motor Vehicle	212,451	213,403
Building	61,981	60,827
Total	1,289,734	1,295,785
Less: accumulated depreciation	(898,221)	(796,288)
Plant and equipment, net	391,513	499,497

Depreciation expense for the six months period ended June 30, 2023 and 2022 amounted to $119,991 and $110,157, respectively. For the six months period ended June 30, 2023 and 2022, no interest expense was capitalized into plant and equipment.

7.	Goodwill

Goodwill consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Goodwill arising from acquisition of TSI	206,812	206,812

8.	Leases

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

	June 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Operating lease right-of-use assets, net	435,459	555,069

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease liabilities are as follows:

	June 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Lease liabilities, current	316,285	423,490
Lease liabilities, non-current	105,420	117,592
Present value of lease liabilities	421,705	541,082

Total lease cost for the six months period ended June 30, 2023 and 2022 amounted to $8,557 and $6,031, respectively. Weighted-average remaining lease term is 1.13 years, and weighted-average discount rate is 3%.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2023:

	June 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Year one	354,996	380,757
Year two	73,681	132,685
Year three	2,395	38,070
Total undiscounted cash flows	431,072	551,512
Less: Imputed interest	(9,367)	(10,430)
Present value of lease liabilities	421,705	541,082

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Bank loan

Bank loan consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Long term bank loan (i)	55,618	70,027
Less: Current portion of long term bank loan (i)	(27,834)	(27,378)
	27,784	42,649
Short term bank loan (ii)	942,358	1,012,110
Current portion of long term bank loan (i)	27,834	27,378
	970,192	1,039,488

(i)	As of June 30, 2023 and December 31, 2022, the above bank loan secured by property and equipment with net carrying amount of $120,718 and $143,130 respectively.

(ii)	The Company and American Pacific Bancorp, Inc., a Texas corporation located in Houston, Texas, (“APB”) signed a Loan Agreement, Security Agreement and Revolving Credit Promissory Note (“Promissory Note”), each dated July 26, 2022 but fully executed and closed as of July 27, 2022, whereby APB will provide a $1 million secured revolving credit line to the Company (“APB Credit Line”). Loan Agreement, Security Agreement and Promissory Note may be referred to collectively as “Credit Line Documents”. The Credit Line Documents provide for a fixed 8% annual interest on sums advanced, two year maturity date for unpaid sums loaned and unpaid interest accrued thereon, and calendar quarterly payments of accrued interest on any sums advanced under Credit Line (interest payments commencing on September 30, 2022). The Credit Line is secured by a first, senior lien on all of the Company’s assets and accounts receivable, with net carrying amount of $6,240,764. Credit Line advances may be used for general working capital.

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

10.	Convertible loan

Movement of the components of the convertible loan

The movement in the liability and derivative components of the convertible loan as of June 30, 2023 and December 31, 2022 are set out below:

	Liability component	Derivative component	Total

January 1, 2023	-	-	-
Issuance of convertible loan	172,789	1,327,211	1,500,000
Change in fair value of embedded derivatives	-	34,752	34,752
Interest expenses	10,352	-	10,352
June 30, 2023	183,141	1,361,963	1,545,104

VEII entered into a Convertible Credit Agreement, dated and effective as of January 27, 2023, (“2023 Credit Agreement”) with the following lenders: (1) Hapi Metaverse, Inc., (formerly, “GigWorld, Inc.”), a Delaware corporation, (“HMI”) and (2) American Wealth Mining Corp., a Nevada corporation, (“AWMC”). HMI and AWMC are also referred to individually as a “Lender” and collectively, as the “Lenders.”

Maximum Credit Line; Interest; Advances; Payment. The 2023 Credit Agreement provides for a maximum credit line of One Million Five Hundred Thousand Dollars and No Cents ($1,500,000.00) (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the 2023 Credit Agreement at Eight Percent (8%) per annum. The principal amount of any advance of money under the 2023 Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid by shares of Company Common Stock in lieu of cash payment. Company must request Advances from the Lenders. Either Lender may elect to separately, fully fund the Advance, or both Lenders may jointly elect to fund the Advance based on Lenders’ agreement on the portion of the Advance to be funded by each Lender. Lenders may severally or jointly reject any request for an Advance and neither Lender has an obligation to fund any Advance under the 2023 Credit Agreement.

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

Chan Heng Fai is deemed to control HMI by virtue of his majority ownership of stock of the parent company of HMI’s primary shareholder, Alset International Inc. (“AIL”). AIL owns approximately 99.69% of HMI issued shares of common stock. Further, Mr. Chan is the Chairman and Chief Executive Officer of AIL and he is also the Chairman, Chief Executive Officer and largest stockholder of Alset Inc., which is the majority stockholder of AIL. Mr. Chan also serves as HMI’s Executive Chairman of the HMI’s Board of Directors since December 1, 2017, and he served as a HMI director since October 23, 2014. Previously, Mr. Chan served as HMI’s Acting Chief Executive Officer. Lum Kan Fai, a director of the Company, serves as a Vice Chairman of HMI and served as HMI’s chief executive officer, president and chief technology officer.

Mr. Chan also controls AWMC by virtue of his ownership of approximately 95.6% of issued shares of AWMC common stock. Robert H. Trapp, a director of the Company, is also a director of AWMC.

Potential Change of Control. While the purpose of the 2023 Credit Agreement is to provide necessary working capital to the Company and 2023 Credit Agreement is not intended by the Company or Lenders to be a mechanism for effecting any change in control of the Company, if a Lenders or Lenders loan a significant sum under the 2023 Credit Agreement and then elects to convert those sums into shares of Company Common Stock as well as exercise Warrants issued with those shares, then a Lender or the Lenders, either separately or in combination with shares of Company Common Stock held by affiliates, or upon conversion of debt and exercise of Warrants, could attain more than 50% of the issued shares of Company Common Stock and thereby attain voting control of the Company. Since the Conversion Price does not have a floor or minimum per share price, any decrease in the market price of the Company Common Stock will increase the number of shares that a Lender could receive in a Conversion and the exercise of Warrants.

While the conversion provision of the 2023 Credit Agreement and potential issuance of Warrants under the 2023 Credit Agreement are not intended to be anti-takeover provisions by the Company, those provisions of. the 2023 Credit Agreement may operate to discourage any bidder from seeking to acquire or control the Company.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Other payables and accrued liabilities

Other payables and accruals consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Accrual	654,530	652,424
Income taxes payable	45,682	29,140
	700,213	681,564

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

12.	Deferred income

Deferred income consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Service fees received in advance	397,682	291,171

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Statutory reserves

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	June 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	2,253,956	2,058,267
Cucumbuy.com Limited (ii)	14,690	33,333
SmartMyWays Co., Limited (iii)	74,184	92,308
Retail Intelligent Unit Limited (iv)	23,205	36,923
AppMyWays Co., Limited (v)	91,379	86,776
TAP Technology (HK) Limited (vi)	67,534	54,928
Value Exchange International (Taiwan) Co, Ltd (vii)	17,893	37,493
	2,542,841	2,400,028

Due to a related party
SA-Network Limited (viii)	10,815	16,918
Smart Reward Express Limited (ix)	641	-
	11,456	16,918

Related party transactions

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Service income received from
Value Exchange International Limited (i)	51,012	214,771	101,677	426,240
AppMyWays Co., Limited (v)	-	-	-	31,207
Value Exchange International (Taiwan) Co, Ltd (vii)	-	-	13,917	-

Subcontracting fees payable to
Value Exchange International Limited (i)	(255,249)	(18,986)	(517,375)	(86,911)
Cucumbuy.com Limited (ii)	(53,846)	(3,846)	(107,692)	(7,692)
SmartMyWays Co., Limited (iii)	(46,154)	-	(92,308)	-
Retail Intelligent Unit Limited (iv)	(38,462)	-	(76,923)	-
TAP Technology (HK) Limited (vi)	(3,846)	(27,523)	(31,369)	(55,046)
Value Exchange International (Taiwan) Co, Ltd (vii)	(31,198)	-	(36,714)	-
SA-Network Limited (viii)	(50,903)	-	(89,973)	-
Value E Consultant International (M) Sdn. Bhd (x)	(37,497)	(7,028)	(78,947)	(7,028)

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Related party and shareholder transactions (Continued)

Management fees received from
Value Exchange International Limited (i)	7,709	13,941	27,876	29,868
Cucumbuy.com Limited (ii)	(3,077)	7,692	-	15,385
SmartMyWays Co., Limited (iii)	(3,077)	7,692	-	15,385
Retail Intelligent Unit Limited (iv)	(3,077)	3,077	-	6,154
TAP Technology (HK) Limited (vi)	(3,077)	7,692	-	15,385

(i)	Mr. Kenneth Tan and Ms. Bella Tsang, directors of the Company, are shareholders and directors of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(ii)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of Cucumbuy.com Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(iii)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of SmartMyWays Co., Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of SmartMyWays Co., Limited. The balance is unsecured, interest free and repayable on demand.
(iv)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of Retail Intelligent Unit Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of Retail Intelligent Unit Limited. The balance is unsecured, interest free and repayable on demand.
(v)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of AppMyWays Co., Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(vi)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of TAP Technology (HK) Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(vii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International (Taiwan) Co, Ltd, a company incorporated in Taiwan. The balance is unsecured, interest free and repayable on demand.
(viii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of SA-Network Limited, a company incorporated in England and Wales. The balance is unsecured, interest free and repayable on demand.
(ix)	VEI CHN owns 50% shares of Smart Reward Express Limited, an inactive company incorporated in Hong Kong; and Mr. Chan Heng Fai and Ms. Bella Tsang, directors of the Company, are directors of Smart Reward Express Limited. The balance is unsecured, interest free and repayable on demand.
(x)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder of Value E Consultant International (M) Sdn. Bhd, a company incorporated in Malaysia. The balance is unsecured, interest free and repayable on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q (“report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of business development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us, our ability to fund any strategic opportunities as well as existing operations, our ability to efficiently integrate and grow any new or acquired business lines. Business operations and financial condition may be materially and adversely affected by any slowdown in regional and national economic growth, weakened liquidity and financial condition of customers or other factors that Company cannot foresee. While the level of Coronavirus COVID 19 or “COVID 19” infections in Hong Kong and PRC in the fiscal quarter ending June 30, 2023 did not disrupt normal operations, the possibility of new vaccine resistant strains of the virus emerging in the future continues to be a potential future risk to future business and financial operations. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” contained in the Company’s reports filed with the U.S. Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and any amendments to that Form 10-K.

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

We believe that the IT Business often presents opportunities to expand a provider’s market reach or customer base by acquisitions of existing businesses or operating assets. The Company’s business strategy includes reviewing possible acquisitions of existing businesses or operating assets in existing or adjacent markets and to do so when and if such an acquisition appears to be compatible and an enhancement of our core business lines and can be consummated with available cash and other resources. Our ability to pursue and consummate acquisitions may be limited, and has been limited, by available cash for mergers and acquisitions and other resources and the perceived cost and burdens of acquiring and integrating the target business or new operating assets into our operations. The availability of funding and cash flow are the most significant limitations on our ability to expand through acquisitions of businesses and assets – both in terms of money on hand and ability to finance acquisitions, but the estimated business hurdles in successfully penetrating a new market is also a factor in deciding whether to proceed with that expansion. The limited liquidity and bid price of our Common Stock in the public stock market also hampers our ability to use shares of Common Stock as attractive consideration to target companies in a merger or acquisition. We have not expanded into any new markets by acquisition or otherwise during the fiscal quarter ended June 30, 2023.

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

The acquisition of VEI CHN in 2014 shifted the primary business focus to the IT Business. Company believes that the IT Business provided a more readily attainable revenue generating business line and greater growth and profit potential than IP Business. VEI CHN was acquired in a stock-for-stock exchange (“VEI CHN Share Exchange”).

Smart Baggage Tag. Through a cooperative effort with another company, Company has the ability to market and sell a smart baggage tag that allows consumers to track the location of their baggage through a smart phone or device using the smart baggage tag and related application. Efforts to promote the smart baggage tag were suspended in 2021 and 2022 due to impact of COVID-19 pandemic on air travel. There are no current plans to make any dedicated marketing effort for expanding the market for or sales of the smart baggage tags in 2023.

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

Another common problem in the IT Business is retaining skilled workers throughout the duration of a project. Due to the global nature of the IT Business and the growing demand for skilled IT Business workers, a skilled IT business worker can often readily find higher paying positions with competitors, whether local or foreign. While we have not experienced retention problems due primarily to our focus on smaller, shorter term IT business projects, we may experience retention of skilled worker problems if we grow our IT Business and undertake longer term, more complex IT business projects for customers.

IT Business is often affected by general economic conditions in our markets and any decline in those conditions could adversely impact our business and financial performance. During periods of economic growth, customers generally spend more for IT Business products and services. During periods of economic contraction or uncertainty, such spending generally decreases or is deferred. As such, the prospective business for our IT Business is generally greater during periods of economic growth or stability in Hong Kong or China or Manila, Philippines, respectively, and decreases during periods of economic decline or uncertainty in Hong Kong, China or Manila, Philippines. In our global economy, and with PRC being still a principal export economy, adverse economic conditions globally or in other regions can adversely impact economic conditions in Hong Kong or China. China has experienced a less dynamic growth in gross national product in the past year and this may reduce the willingness of customers to spend on IT Business.

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

The nature of our IT Business is such that our accounts receivable is significant current asset. Our most significant current liabilities are payroll related costs, which are generally paid either every two weeks or monthly. If the demand for our IT Business products and services increases, we may generally see an increase in our working capital needs, as we continue to pay our workers on a weekly or monthly basis while the related accounts receivable are outstanding for much longer than normal payment cycle, which may result in a decline in operating cash flows. Conversely, as the demand for our IT Business products and services declines, we may generally see a decrease in our working capital needs, as the existing accounts receivable are collected and not replaced at the same level, resulting in a decline of our accounts receivable balance, with less of an effect on current liabilities due to the shorter cycle time of the payroll related items. This may result in an increase in our operating cash flows; however, any such increase would not be sustainable in the event that a local or global economic downturn continued for an extended period.

In order for us to attain sustained success in the near term, we must continue to maintain and grow our customer base, provide high-quality service and satisfy our existing clients, and take advantage of opportunities in the IT Business. In the current economic environment, we must provide our customers with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced more demand for our IT Business products and services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins in fiscal year 2023 or over the longer term.

The increasing need for cybersecurity products and technologies may be a future weakness of our business plan. We do not have a current cybersecurity product and service business line beyond consultants engaged to provide cybersecurity services to customers and we have not current plans to develop a cybersecurity business line. Cybersecurity companies may have an advantage over our business model in the future in that cybersecurity companies could leverage their cybersecurity offerings to also sell IT Business services and products that compete with our IT Business products and services.

COVID 19 Pandemic. COVID 19 pandemic affected our primary operations in Hong Kong SAR and Manila, Philippines in first fiscal quarter of 2020 by forcing limited business travel, remote work arrangements by personnel, customers suspending or reducing operations and use of third party services and suspension or cancellations of normal business activities by us and customers, which restrictions occurred at times in 2021 and 2022. During the fiscal quarter ending June 30, 2023, COVID 19 did not disrupt our normal business operations in Hong Kong SAR and China. While there has been an easing restrictions on businesses in 2023, especially in Hong Kong, the uncertainty about new variants of COVID 19 virus emerging, especially variants that are not affected by current vaccines, creates an ongoing uncertainty about the future impact of COVID 19 that cannot be projected.

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

Financial Performance Highlights

The following are some financial highlights for the second quarter of 2023:

•	Net revenue: Our net revenues were $5,734,587 for the six months ended June 30, 2023, as compared to $5,181,034 for the same period in 2022, an increase of $553,553 or 10.7%.

•	Gross profit: Gross profit for the six months ended June 30, 2023 was $ 867,044 or 15.1% of net revenues, as compared to $1,026,373 or 19.8% of net revenues for the same period in 2022, a decrease of $159,329 or 15.5%.

•	Income from operations: Our loss from operations totaled $757,732 for the six months ended June 30, 2023, as compared to income from operations totaled $163,128 for the same period in 2022, a change of $920,860.
•	Net income: We had a net loss of $794,764 for the six months ended June 30, 2023, compared to net income $305,673 for the same period in 2022, a change of $1,100,437.

•	Basic and diluted net loss per share was $0.02 for the six months ended June 30, 2023.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2023 and 2022

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	2,850,038	100%	2,589,850	100%
COST OF SERVICES
Cost of service income	(2,364,815)	(83.0%)	(1,903,601)	(73.5%)
GROSS PROFIT	485,223	17.0%	686,249	26.5%
Operating expenses:
General and administrative expenses	(876,069)	(30.7%)	(592,633)	(22.9%)
Foreign exchange gain (loss)	71,156	2.5%	179,055	6.9%
(LOSS) PROFIT FROM OPERATIONS	(319,690)	(11.2%)	272,671	10.5%
OTHER INCOME (EXPENSES)	(21,259)	(0.7%)	75,205	2.9%
(LOSS) PROFIT BEFORE PROVISION FOR INCOME TAXES	(340,949)	(12.0%)	347,876	13.4%
INCOME TAXES CREDIT	34	0.0%	26	0.0%
NET (LOSS) INCOME	(340,915)	(12.0%)	347,902	13.4%

Net revenues. Net revenues were $2,850,038 for the three months ended June 30, 2023, as compared to $2,589,850 for the same period in 2022, an increase of $260,188 or 10.0%. This increase was primarily attributable to the increase in our revenue from i) sales of systems maintenance with revenues increasing from $2,160,438 for the three months ended June 30, 2022 to $2,179,326 for the three months ended June 30, 2023; ii) sales of hardware and consumables with revenue increasing from $310,094 for the three months ended June 30, 2022 to $572,155 for the three months ended June 30, 2023; offset by iii) sales of systems development and integration with revenues decreasing from $119,318 for the three months ended June 30, 2022 to $98,557 for the three months ended June 30, 2023.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and general operating overhead. Our cost of services increased to $2,364,815 or 83.0% of net revenues, for the three months ended June 30, 2023, as compared to $1,903,601 or 73.5% of net revenues, for the same period in 2022, an increase of $461,214 or 24.2%. The increase in cost of services was mainly attributable to the increase in our cost of contracting fees to suppliers.

Gross profit. Gross profit for the three months ended June 30, 2023 was $485,223 or 17.0% of net revenues, as compared to $686,249 or 26.5% of net revenues, for the same period in 2022, a decrease of $201,026 or 29.3%. The decrease of gross profit was largely due to the increase in cost of services, offset by the decrease in net revenues in this period, as compared with the same period of 2022.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $876,069 or 30.7% of net revenues, for the three months ended June 30, 2023, as compared to $592,633 or 22.9% of net revenues, for the same period in 2022, an increase of $283,436 or 47.8%. The reasons for the increase was attributable to the increase in staff cost and other administrative cost.

(Loss) profit from operations. As a result of the above, our loss from operations totaled $319,690 for the three months ended June 30, 2023, as compared to profit from operations totaled $272,671 for the same period in 2022, a change of $592,361.

Income taxes credit. Income taxes credit totaled $34 during the three months ended June 30, 2023, as compared to $26 for the same period in 2022, an increase of $8 or 30.8%.

Net (loss) income. As a result of the foregoing, we had net loss of $340,915 for the three months ended June 30, 2023, compared to net income of $347,902 for the same period in 2022, a change of $688,817 as a result of the factors described above.

Comparison of Six Months Ended June 30, 2023 and 2022

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	5,734,587	100%	5,181,034	100%
COST OF SERVICES
Cost of service income	(4,867,543)	(84.9%)	(4,154,661)	(80.2%)
GROSS PROFIT	867,044	15.1%	1,026,373	19.8%
Operating expenses:
General and administrative expenses	(1,608,046)	(28.0%)	(886,588)	(17.1%)
Foreign exchange loss	(16,730)	(0.3%)	23,343	0.5%
(LOSS) PROFIT FROM OPERATIONS	(757,732)	(13.2%)	163,128	3.1%
OTHER INCOME (EXPENSES)	(35,896)	(0.6%)	144,707	2.8%
(LOSS) PROFIT BEFORE PROVISION FOR INCOME TAXES	(793,628)	(13.8%)	307,835	5.9%
INCOME TAXES EXPENSES	(1,136)	(0.0%)	(2,162)	(0.0%)
NET (LOSS) INCOME	(794,764)	(13.8%)	305,673	5.9%

Net revenues. Net revenues were $5,734,587 for the six months ended June 30, 2023, as compared to $5,181,034 for the same period in 2022, an increase of $553,553 or 10.7%. This increase was primarily attributable to the increase in our revenues from i) sales of systems maintenance with revenues increasing from $4,081,627 for the six months ended June 30, 2022 to $4,669,480 for the six months ended June 30, 2023; ii) sales of hardware and consumables with revenue increasing from $892,060 for the six months ended June 30, 2022 to $952,191 for the six months ended June 30, 2023; offset by iii) sales of systems development and integration with revenues decreasing from $207,347 for the six months ended June 30, 2022 to $112,916 for the six months ended June 30, 2023.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $4,867,543 or 84.9% of net revenues, for the six months ended June 30, 2023, as compared to $4,154,661 or 80.2% of net revenues, for the same period in 2022, an increase of $712,882 or 17.2%. The increase in cost of services was mainly attributable to the increase in our cost of contracting fees to suppliers.

Gross profit. Gross profit for the six months ended June 30, 2023 was $867,044 or 15.1% of net revenues, as compared to $1,026,373 or 19.8% of net revenues, for the same period in 2022, a decrease of $159,329 or 15.5%. The decrease of gross profit was largely due to the increase in cost of services, offset by the increase in net revenues in this period, as compared with the same period of 2022.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased to $1,608,046 or 28.0% of net revenues, for the six months ended June 30, 2023, as compared to $886,588 or 17.1% of net revenues, for the same period in 2022, an increase of $721,458 or 81.4%. The primary reason for the increase was attributable to the increase in staff cost, consultancy and professional fee, and other administrative cost.

(Loss) profit from operations. As a result of the above, our loss from operations totaled $757,732 for the six months ended June 30, 2023, as compared to profit from operations totaled $163,128 for the same period in 2022, a change of $920,860.

Income tax expenses. Income taxes expenses totaled $1,136 during the six months ended June 30, 2023, as compared to $2,162 for the same period in 2022, a decrease of $1,026 or 47.5%.

Net (loss) income. As a result of the foregoing, we had net loss of $794,764 for the six months ended June 30, 2023, compared to net income $305,673 for the same period in 2022, a change of $1,100,437, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $380,985. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Six Months Ended
	June 30,
	2023	2022
	US$	US$
Net cash (used in) provided by operating activities	(976,396)	74,290
Net cash used in investing activities	(79,194)	(58,840)
Net cash provided by (used in) financing activities	1,146,349	(139,562)
Effect of exchange rate changes on cash and cash equivalents	81,450	(50,938)
Net increase (decrease) in cash and cash equivalents	172,209	(175,050)
Cash and cash equivalents at the beginning of period	208,776	289,398
Cash and cash equivalents at the end of period	380,985	114,348

Operating Activities

Net cash used in operating activities was $976,396 for the six months ended June 30, 2023, which was a change of $1,050,686 from net cash provided by operating activities $74,290 for the same period of 2022. The change in net cash (used in) provided by operating activities was mainly attributable to the following:

1)	A change of Accounts receivable, Other receivables, deposit and prepayments, and Other payables and accrued liabilities increased our operating cash balances by $350,273, $110,859, and $137,014 respectively; offset by

2)	Net loss of $794,764 for the six months ended June 30, 2023, compared to net income $305,673 for the same period in 2022; and

3)	A change of Accounts payable, and Deferred income decreased our operating cash balances by $328,705 and $436,271.

Investing Activities

Net cash used in investing activities was $79,194 for the six months ended June 30, 2023, which was an increase of $20,354 or 34.6% from $58,840 in the same period in 2022. The increase in net cash used in investing activities was attributable to cash used in the purchase of plant and equipment by $79,790; offset by interest received by $596, during the six months ended June 30, 2023.

Financing Activities

Net cash provided by financing activities was $1,146,349 for the six months ended June 30, 2023, which was a change of $1,285,911 from net cash used in financing activities $139,562 in the same period in 2022. The change in net cash provided by financing activities was attributable to Process of convertible loan by $1,500,000, and Process of bank loan by $450,000; offset by repayment of bank loan by $533,523, Principal payments on finance leases by $235,299, and interest paid by $34,829, during the six months ended June 30, 2023.

Future Financings

We believe that our cash on hand and cash flow from operations will meet our expected capital expenditure and working capital requirements for the next 12 months. However, we may in the future require additional cash resources due to changes in business conditions, implementation of our strategy to expand our production capacity, sales, marketing and branding activities or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business growth prospects.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2023:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	98,557	119,318	112,916	207,347
- systems maintenance	2,179,326	2,160,438	4,669,480	4,081,627
- sales of hardware and consumables	572,155	310,094	952,191	892,060
	2,850,038	2,589,850	5,734,587	5,181,034

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2023, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of the filing of this Form 10-Q, the Company is no longer a Commission Identified Issuer under the Holding Foreign Companies Accountable Act (“HFCAA”). The Company has ongoing disclosure obligations about its former status as a Commission Identified Issuer.

On May 25, 2023, Value Exchange International, Inc. (the “Company”) ended the engagement of Zhen Hui Certified Public Accountants, a Hong Kong SAR based public accounting firm, (“Zhen Hui”) as the Company’s independent registered public accounting firm. The Audit Committee of the Board of Directors of the Company approved the ending of the engagement of Zhen Hui as public auditors. On May 25, 2023, the Company’s Board of Directors ratified the appointment of Grassi & Co. CPAs P.C., based in New York, New York, (“Grassi”) as the Company’s new independent registered public accounting firm, effective as of May 25, 2023. With the appointment of a U.S. based public accounting firm to audit the Company, the Company does not believe that it will be subject to the HFCAA in the future.

Risk factors for our company are set forth in our Annual Report on Form 10-K for the fiscal year end December 31, 2022 (“2022 Form 10-K) and other filings with the Commission. Other than the risks associated with being deemed a Commission Identified Issuer under the HFCAA, which risk should not be applicable to the Company with the appointment of a U.S. based public accounting firm as the Company auditor, the risks described in Part I, Item 1A, "Risk Factors" in our 2022 Form 10-K could materially and adversely affect our business, financial condition and results of operations, and the trading price of our Common Stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Except as noted with respect to the HFCAA’s applicability to the Company, the “Risk Factors” section of the 2022 Form 10-K, as amended, remains current in all material respects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2023, none of the officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Securities Purchase Agreement, dated April 5, 2021, by Value Exchange International, Inc. and Hapi Metaverse, Inc. (formerly, “GigWorld, Inc.”) (1)
10.2	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (2)
10.3	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (3)
10.4	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (4)
10.5	Convertible Credit Agreement by and among Value Exchange International, Inc., Hapi Metaverse, Inc. (formerly, “GigWorld, Inc.”) and American Wealth Mining Corp., dated January 27, 2023 (5)
10.6	Form of Warrant issuable by Value Exchange International, Inc. (6)
10.7	Loan Agreement by Value Exchange International, Inc. and American Pacific Bank, dated July 26, 2022 (7)
10.8	Security Agreement by Value Exchange International, Inc. and American Pacific Bank, dated July 26, 2022 (8)
10.9	Revolving Credit Promissory Note signed by Value Exchange International, Inc. and evidencing debt obligation to American Pacific Bank, dated July 26, 2022 (9)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with the Commission on April 13, 2021.
(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(3)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(4)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on February 2, 2023.
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on February 2, 2023.
(7)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed by the Company with the SEC on July 29, 2022
(8)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by the Company with the SEC on July 29, 2022
(9)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed by the Company with the SEC on July 29, 2022

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

August 21, 2023	/s/	Tan Seng Wee Kenneth
	By:	Tan Seng Wee Kenneth
	Its:	President and Director (Principal Executive Officer)

August 21, 2023	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

