Form 10-Q
period 2023-09-30
Value Exchange International, Inc.
filed 2023-11-15
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ . No ☒

Securities registered pursuant to Section 12(b) of the Securities Act of 1933:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

As of November 15, 2023, there were 43,500,762 shares of common stock issued and outstanding. The registrant’s common stock is quoted on the OTCQB Venture Market of The OTC Markets Group, Inc. under the trading symbol “VEII”.

1

2

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	234,724	208,776
Accounts receivable, less allowance for credit losses	1,463,901	1,133,058
Amounts due from related parties	2,672,219	2,400,028
Other receivables and prepayments	987,920	472,849
Inventories	273,386	225,662
Total current assets	5,632,150	4,440,373
NON-CURRENT ASSETS
Plant and equipment, net	343,886	499,497
Deferred tax assets	38,110	38,110
Goodwill	206,812	206,812
Operating lease right-of-use assets, net	1,015,248	555,069
Total non-current assets	1,604,056	1,299,488
Total assets	7,236,206	5,739,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	868,304	867,425
Other payables and accrued liabilities	994,964	681,564
Deferred income	568,719	291,171
Amounts due to related parties	37,344	16,918
Operating lease liabilities, current	479,696	423,490
Short term bank loan	968,287	1,039,488
Total current liabilities	3,917,314	3,320,056
NON-CURRENT LIABILITIES
Deferred tax liabilities	4,821	4,821
Convertible loan	446,499	-
Long term bank loan	20,401	42,649
Operating lease liabilities, non-current	524,709	117,592
Total non-current liabilities	996,430	165,062
Total liabilities	4,913,744	3,485,118
SHAREHOLDERS’ EQUITY

Common stock, 500,000,000 shares authorized, $0.00001 par value; 43,500,762 and 36,156,130 shares issued and outstanding, respectively	435	362
Additional paid-in capital	2,520,892	1,340,524
Statutory reserves	11,835	11,835
(Accumulated deficit) Retained earnings	(281,287)	849,471
Accumulated other comprehensive losses	(61,447)	(76,986)
Total shareholders’ equity	2,190,428	2,125,206
Non-controlling interest	132,034	129,537
	2,322,462	2,254,743
Total liabilities and shareholders’ equity	7,236,206	5,739,861

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income	2,960,825	2,556,808	8,695,412	7,737,842

COST OF SERVICES
Cost of service income	(2,326,079)	(2,302,012)	(7,193,622)	(6,456,673)

GROSS PROFIT	634,746	254,796	1,501,790	1,281,169

OPERATING GAIN (EXPENSES):
General and administrative expenses	(886,442)	(517,726)	(2,494,488)	(1,404,314)
Foreign exchange gain	17,545	21,980	815	45,323
LOSS FROM OPERATIONS	(234,151)	(240,950)	(991,883)	(77,822)

OTHER INCOME (EXPENSES):
Interest income	107	166	703	464
Interest expense	(74,851)	(1,493)	(120,032)	(4,180)
Change in fair value of embedded derivatives	(27,164)	-	(61,916)	-
Finance cost	(5,057)	(8,105)	(13,614)	(14,136)
VAT refund	3,845	29,854	4,316	92,126
Management fee income	8,410	51,452	36,286	134,589
Others	6,040	2,367	29,691	10,085
Total other income (expenses), net	(88,670)	74,241	(124,566)	218,948

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(322,821)	(166,709)	(1,116,449)	141,126
INCOME TAXES (EXPENSES) CREDIT	(4,134)	27	(5,270)	(2,135)
NET (LOSS) INCOME	(326,955)	(166,682)	(1,121,719)	138,991

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Foreign currency translation adjustments	(5,863)	(44,542)	8,997	(114,615)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:	(5,863)	(44,542)	8,997	(114,615)

COMPREHENSIVE (LOSS) INCOME	(332,818)	(211,224)	(1,112,722)	24,376

Less: Comprehensive income attributable to the non-controlling interests	(16,084)	(2,705)	(2,497)	(14,922)
Comprehensive income (loss) attributable to the Company shareholders	(348,902)	(213,929)	(1,115,219)	9,454

Net (loss) income per share, basic and diluted	(0.01)	(0.00)	(0.03)	0.00

Weighted average number of shares outstanding	37,124,653	36,156,130	36,478,971	36,156,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

							Accumulated other
	Common stock		Additional	Retained earnings		Noncontrolling	comprehensive
	Share	Amount	paid-in capital	(accumulated deficit)	Statutory reserves	Interest	income	Total
		US$	US$	US$	US$	US$	US$	US$

January 1, 2022	36,156,130	362	1,340,524	867,770	11,835	117,803	8,822	2,347,116
Net (loss) income	-	-	-	110,872	-	28,119	-	138,991
Foreign currency translation adjustment	-	-	-	-	-	(13,197)	(101,418)	(114,615)
September 30, 2022	36,156,130	362	1,340,524	978,642	11,835	132,725	(92,596)	2,371,492

January 1, 2023	36,156,130	362	1,340,524	849,471	11,835	129,537	(76,986)	2,254,743
Net (loss) income	-	-	-	(1,130,758)	-	9,039	-	(1,121,719)
Conversion of debt to common shares	7,344,632	73	1,180,368	-	-	-	-	1,180,441
Foreign currency translation adjustment	-	-	-	-	-	(6,542)	15,539	8,997
September 30, 2023	43,500,762	435	2,520,892	(281,287)	11,835	132,034	(61,447)	2,322,462

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	(1,121,719)	138,991
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	176,538	157,057
Amortization	358,339	233,403
Interest expenses	33,922	-
Convertible loan interest expenses	65,024	-
Operating lease interest expense	13,614	14,136
Change in fair value of embedded derivatives	61,916	-
Deferred income taxes	-	5,685
Changes in operating assets and liabilities
Accounts receivable	(330,843)	15,008
Other receivables and prepayments	(515,071)	(159,063)
Amounts due from related parties	(272,191)	(637,232)
Inventories	(47,724)	167,049
Accounts payable	879	62,254
Other payables and accrued liabilities	279,478	(204,040)
Deferred income	277,548	15,216
Amounts due to related parties	20,426	(2,500)
Net cash used in operating activities	(999,864)	(194,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(30,911)	(144,664)
Net cash used in investing activities	(30,911)	(144,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loan	1,500,000	-
Proceeds from bank loan	450,000	537,349
Principal payments on operating leases	(368,237)	(220,464)
Repayment of short term bank loan	(542,579)	(38,741)
Net cash provided by financing activities	1,039,184	278,144

EFFECT OF EXCHANGE RATE ON CASH	17,539	(29,729)
INCREASE (DECREASE) IN CASH	25,948	(90,285)
CASH, beginning of period	208,776	289,398
CASH, end of period	234,724	199,113

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible debt	1,300,000	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	5,270	664
Cash paid for interest expenses	21,086	4,180

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Continuance of Business

Value Exchange International, Inc. (“VEII”, “Company”, “we” or “us”) was incorporated in the State of Nevada on June 26, 2007. The Company’s principal business, conducted through its operating subsidiaries, is to provide customer-centric solutions for the retail industry in China, Hong Kong SAR and Manila, Philippines. By integrating market-leading Point-of-Sale/Point-of-Interaction (“POS/POI”), Merchandising, Customer Relations Management or “CRM” and related rewards, Locational Based (Global Positing System (“GPS”) and Indoor Positioning System (“IPS”)) Marketing, Customer Analytics and Business Intelligence solutions, VEII provides retailers with the capability to offer a consistent shopping experience across all marketing and sales channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. VEII promotes itself as a single information technology (“IT”) source for retailers who want to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. VEII services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channel. VEII’s retail solutions are installed in POS/POI-suitable retailers in Hong Kong and Manila, Philippines, processing tens of millions of transactions a year. Company is headquartered in Hong Kong and with offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; Manila, Philippines; and Kuala Lumpur, Malaysia.

On January 1, 2014, VEII received 100% of the issued and outstanding shares of in Value Exchange Int’l (China) Limited (“VEI CHN”) in exchange for i) newly issued 12,000,000 shares of VEII’s common stock to the majority stockholder of VEI CHN; and ii) 166,667 shares of our common stock held by VEI CHN transferred to the majority stockholder of VEI CHN (“Share Exchange”). This transaction resulted in the owners of VEI CHN obtaining a majority voting interest in VEII. The merger of VEI CHN into VEII, which had nominal net assets, resulted in VEI CHN having control of the combined entities.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 14, 2013, VEI CHN established another operating subsidiary, Ke Dao Solutions Limited in Hong Kong, which subsequently changed its name to Cumberbuy.com Limited (“CUMBERBUY”) on May 26, 2017. CUMBERBUY conducts consultancy services for IT Services and Solutions activities.

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

As of September 30, 2023, the Company held five wholly-owned subsidiaries, and two subsidiaries with 51% ownership. Company establishes operating subsidiaries when a perceived or actual opportunity for business is deemed to be most efficiently handled by a local operating subsidiary.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned and majority owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2023:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%
Value Exchange Int’l (Hunan) Limited	PRC	51%
Shanghai Zhaonan Hengan Information Technology Co., Ltd.	PRC	51%
Haomeng Technology (Shenzhen) Co.,Limited	PRC	100%

b)	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company had an operating loss of $991,883 for the nine months ended September 30, 2023, and has cash reserves of $234,724 as of September 30, 2023. The Company has relied on debt funding to pay for operating expenses and business development efforts in 2023 that were not covered by operating revenues. If the Company continues to incur operating losses as incurred in the first nine months of fiscal year 2023 and does not significantly increase its cash reserves, and if the Company does not also receive additional funding from existing lenders or from other sources to provide the working capital needed to cover those continuing operating losses, then the Company would be forced to reduce its operating expenses and business development efforts and the issue of the Company as a going concern may arise. While the existing lenders of the Company and Company's majority shareholder are affiliated, there can be no assurance of additional debt or equity funding for the Company from the existing lenders or the majority shareholder.

c)	Use of Estimates

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d)	Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of six months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with financial institutions or state-owned banks within the PRC and Hong Kong. The Company does not have any cash equivalents at September 30, 2023 or December 31, 2022.

e)	Interim Financial Statements

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

f)	Accounts receivable and other receivables

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of September 30, 2023 and December 31, 2022, there was no allowance for uncollectible accounts receivable. Management believes that the remaining accounts receivable are collectable.

The company evaluated the accounting standards update related to the Current Expected Credit Losses (“CECL”) and determined that the pronouncement does not have a material effect on the financial position, results of operations or cash flows of the Company.

g)	Inventories

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

h)	Plant and equipment

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

Estimated Useful Life
Leasehold improvements	Lesser of lease term or the estimated useful lives of 5 years
Computer equipment	5 years
Computer software	5 years
Office furniture and equipment	5 years
Motor Vehicle	3 years
Building	5 years

i)	Goodwill and intangibles

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

j)	Impairment of long-lived assets

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

k)	Fair value of financial instruments

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table represents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of:

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Total
	US$	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Liabilities:
Convertible loan and its fair value for the derivative portion (See Note 10)	-	-	446,499	446,499	-
Warrants (See Note 10)	-	-	-	-	-
	-	-	446,499	446,499	-

As of September 30, 2023 and December 31, 2022, the fair values of the Company’s cash and cash equivalents, accounts receivable, accounts payable, other receivables and prepayments, other payables and accrued liabilities, and balances with related parties approximated the carrying values of these instruments presented in the Company’s consolidated balance sheets due to the short maturities of these instruments.

l)	Comprehensive income

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

m)	Earnings per share

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

n)	Revenue recognition

The Company’s revenue is derived from three primary sources: (i) professional services for systems development and integration, including procurement of related hardware and software licenses on behalf of customers, if required; (ii) professional services for system maintenance normally for a period of one year; and (iii) sale of hardware and consumables during the service performed as stated above. We recognize revenue from contracts with customers using the five-step model prescribed in ASC 606.

The Company derives revenue from fixed-price sale contracts with customers that may provide for the Company to procure hardware and software licenses with varied performance specifications specific to each customer and provide the technical services for systems development and integration of the hardware and software licenses. In instances where the contract price is inclusive of the technical services, the sale contracts include performance obligations.

Determining whether such products and services within a customer contract are considered distinct performance obligations that should be accounted for separately requires significant judgment. Accordingly, we review customer contracts to identify all separate promises to transfer goods and services that would be considered performance obligations. Judgment is also required in determining whether an option to acquire additional products and services within a customer contract represents a material right that the customer would not receive without entering into that contract.

The Company’s contracts often contain multiple performance obligations, which generally include customer-acceptance provisions which provide for the Company to carry out installation, test runs and performance tests at the Company’s cost until the systems as a whole can meet the performance specifications stated in the contracts. The delivered equipment and software licenses have no standalone value to the customer until they are installed, integrated and tested at the customer’s site by the Company in accordance with the performance specifications specific to each customer. In addition, under these multiple performance obligations contracts, the Company has not sold the equipment and software licenses separately from the installation, integration and testing services, and hence there is no objective and reliable evidence of the fair value for each deliverable included in the arrangement. If a contract contains multiple performance obligations, the Company accounts for each distinct performance obligation separately. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price basis. Any discounts or expected potential future price concessions are considered when determining the total transaction price.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	68,277	28,964	181,193	236,311
- systems maintenance	2,380,304	2,304,740	7,049,784	6,386,367
- sales of hardware and consumables	512,244	223,104	1,464,435	1,115,164
	2,960,825	2,556,808	8,695,412	7,737,842

Billings in excess of revenues recognized are recorded as deferred income.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o)	Income taxes

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

p)	Lease accounting

The Company categorize leases at their inception as either operating or finance leases. Lease agreements cover certain office space, warehouse space, and vehicles. Most of these leases are operating leases; however, certain vehicles are leased under finance leases.

Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and long-term operating lease liabilities in our consolidated balance sheets. Finance leases are included in net property, current installments of long-term debt, and long-term debt in our consolidated balance sheets.

Leased assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease liabilities and corresponding right-of-use assets include options to extend lease terms that are reasonably certain of being exercised. As the Company’s leases generally do not provide an implicit discount rate, the Company uses the estimated collateralized incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments for use in the calculation of the operating lease liabilities and right-of-use assets. This rate is determined using a portfolio approach based on the risk-adjusted rate of interest and requires estimates and assumptions including credit rating, credit spread, and adjustments for the impact of collateral. The Company believes that this is the rate it would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar lease term.

Leases that have a term of twelve months or less upon commencement date are considered short-term in nature. Accordingly, short-term leases are not included on the consolidated balance sheets and are expensed on a straight-line basis over the lease term, which commences on the date we have the right to control the property.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

q)	Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the nine months ended September 30, 2023 and 2022 were insignificant.

r)	Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the nine months ended September 30, 2023 and 2022 were insignificant.

s)	Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. Research and development costs for the nine months ended September 30, 2023 and 2022 were insignificant.

t)	Foreign currency translation

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

Quarter ended	September 30, 2023	September 30, 2022
RMB : USD exchange rate three months average period ended	7.2308	6.8129
HKD : USD exchange rate three months average period ended	7.800	7.800
PESO : USD exchange rate three months average period ended	54.0664	55.9140

Quarter ended	September 30, 2023	September 30, 2022
RMB : USD exchange rate nine months average period ended	7.0075	6.5805
HKD : USD exchange rate nine months average period ended	7.800	7.800
PESO : USD exchange rate nine months average period ended	53.8659	52.9091

Quarter ended	September 30, 2023	December 31, 2022
RMB : USD exchange rate	7.2632	7.0483
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	54.7368	58.4270

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

u)	Stock-based Compensation

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

v)	Commitments and contingencies

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

w)	Segment Reporting

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

x)	Recent accounting pronouncements

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounts receivable

Accounts receivable consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Accounts receivable	1,463,901	1,133,058

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. The change in accounts receivable for the nine months period ended September 30, 2023 was primarily due to new billings of revenue recognition.

The following table presents changes in the balances of the company accounts receivable:

	December 31, 2022	Additions	Deductions	September 30, 2023
	US$	US$	US$	US$
		(unaudited)	(unaudited)	(unaudited)
Accounts receivable	1,133,058	8,321,916	(7,991,073)	1,463,901

	December 31, 2021	Additions	Deductions	December 31, 2022
	US$	US$	US$	US$
		(unaudited)	(unaudited)	(unaudited)
Accounts receivable	858,617	10,711,439	(10,436,998)	1,133,058

4.	Other receivables and prepayments

Other receivables and prepayments consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Deposits and prepaid expense	588,056	256,355
Others	399,864	216,494
	987,920	472,849

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Inventories

Inventories as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
	US$	US$
	(unaudited)

Finished goods	273,386	225,662

6.	Plant and equipment, net

 Plant and equipment consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Leasehold improvements	89,716	93,099
Office furniture and equipment	266,498	271,964
Computer equipment	414,851	398,549
Computer software	245,550	257,943
Motor Vehicle	214,713	213,403
Building	60,827	60,827
Total	1,292,155	1,295,785
Less: accumulated depreciation	(948,269)	(796,288)
Plant and equipment, net	343,886	499,497

Depreciation expense for the nine months period ended September 30, 2023 and 2022 amounted to $176,538 and $157,057, respectively. For the nine months period ended September 30, 2023 and 2022, no interest expense was capitalized into plant and equipment.

7.	Goodwill

Goodwill consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Goodwill arising from acquisition of TSI	206,812	206,812

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Leases

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

	September 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Operating lease right-of-use assets, net	1,015,248	555,069

The components of lease liabilities are as follows:

	September 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Lease liabilities, current	479,696	423,490
Lease liabilities, non-current	524,709	117,592
Present value of lease liabilities	1,004,405	541,082

Total lease cost for the nine months period ended September 30, 2023 and 2022 amounted to $381,851 and $234,600, respectively. Weighted-average remaining lease term is 1.75 years, and weighted-average discount rate is 3%.

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2023:

	September 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Year one	518,376	380,757
Year two	295,772	132,685
Year three	228,269	38,070
Total undiscounted cash flows	1,042,417	551,512
Less: Imputed interest	(38,012)	(10,430)
Present value of lease liabilities	1,004,405	541,082

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Bank loan

Bank loan consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Long term bank loan (i)	48,541	70,027
Less: Current portion of long term bank loan (i)	(28,140)	(27,378)
	20,401	42,649

Short term bank loan (ii)	940,147	1,012,110
Current portion of long term bank loan (i)	28,140	27,378
	968,287	1,039,488

(i)	As of September 30, 2023 and December 31, 2022, the above bank loan secured by property and equipment with net carrying amount of $112,211 and $143,130 respectively.

(ii)	The Company and American Pacific Bancorp, Inc., a Texas corporation located in Houston, Texas, (“APB”) signed a Loan Agreement, Security Agreement and Revolving Credit Promissory Note (“Promissory Note”), each dated July 26, 2022 but fully executed and closed as of July 27, 2022, whereby APB will provide a $1 million secured revolving credit line to the Company (“APB Credit Line”). Loan Agreement, Security Agreement and Promissory Note may be referred to collectively as “Credit Line Documents”. The Credit Line Documents provide for a fixed 8% annual interest on sums advanced, two year maturity date for unpaid sums loaned and unpaid interest accrued thereon, and calendar quarterly payments of accrued interest on any sums advanced under Credit Line (interest payments commencing on September 30, 2022). The Credit Line is secured by a first, senior lien on all of the Company’s assets and accounts receivable, with net carrying amount of $7,236,206. Credit Line advances may be used for general working capital.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Convertible loan

Movement of the components of the convertible loan

The movement in the liability and derivative components of the convertible loan as of September 30, 2023 and December 31, 2022 are set out below:

	Liability component	Derivative component	Total

January 1, 2023	-	-	-
Issuance of convertible loan	172,789	1,327,211	1,500,000
Conversion	27,091	(1,207,532)	(1,180,441)
Change in fair value of embedded derivatives	-	61,916	61,916
Interest expenses	65,024	-	65,024
September 30, 2023	264,904	181,595	446,499

VEII entered into a Convertible Credit Agreement, dated and effective as of January 27, 2023, (“2023 Credit Agreement”) with the following lenders: (1) Hapi Metaverse, Inc., (formerly, “GigWorld, Inc.”), a Delaware corporation, (“HMI”) and (2) American Wealth Mining Corp., a Nevada corporation, (“AWMC”). HMI and AWMC are also referred to individually as a “Lender” and collectively, as the “Lenders.” AWMC changed its corporate name to “New Electric CV Corp.” in March 2023.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Events of Default. The following constitute an event of default under the 2023 Credit Agreement: (1) failure to make a payment of any Advance when due and payable and Company fails to cure such default within ten (10) days after receipt of a written notice from the Lender; (2) failure in the observance or performance of any non-monetary material covenant or agreement and Company fails to cure such default within thirty (30) days after written notice of default from the Lender; (3) failure of Company to comply with the obligations, terms, covenants or conditions of 2023 Credit Agreement, or breach by Company of any obligations, covenant, representation or warranty that is not cured within thirty (30) days from the receipt of a written notice from a Lender; (4) filing of a petition in bankruptcy or the commencement of any proceedings under any bankruptcy laws by or against Company, which filing or proceeding is not dismissed within sixty (60) days after the filing or commencement thereof, or if Company becomes insolvent; (5) petition is filed with a court to place the Company in receivership or similar status for benefit of creditors and appointment of a receiver is unvacated and unstayed for an aggregate of sixty (60) days; (6) for debts or judgments in excess of One Hundred Thousand Dollars and No Cents ($100,000.00) in face amount, a writ of execution or attachment or any similar process shall be issued or levied against all of the Company’s assets, or any judgment involving monetary damages shall be entered against the Company which shall become a lien on all of the Company’s assets and such execution, attachment or similar process or judgment is not released, bonded, satisfied, vacated or stayed within sixty (60) days after its entry or levy; or (7) Company ceases to carry on its primary business line for ninety (90) consecutive days. The remedy for any default that is not timely cured, if a cure period is allowed, is all sums due under the 2023 Credit Agreement becoming immediately due and payable.

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

Potential Change of Control. While the purpose of the 2023 Credit Agreement is to provide necessary working capital to the Company and 2023 Credit Agreement is not intended by the Company or Lenders to be a mechanism for effecting any change in control of the Company, if a Lenders or Lenders loan a significant sum under the 2023 Credit Agreement and then elects to convert those sums into shares of Company Common Stock as well as exercise Warrants issued with those shares, then a Lender or the Lenders, either separately or in combination with shares of Company Common Stock held by affiliates, or upon conversion of debt and exercise of Warrants, could attain more than 50% of the issued shares of Company Common Stock and thereby attain voting control of the Company. Since the Conversion Price does not have a floor or minimum per share price, any decrease in the market price of the Company Common Stock will increase the number of shares that a Lender could receive in a Conversion and the exercise of Warrants. See “Conversion of Loan” and Item 15 Loan from related parties below.

While the conversion provision of the 2023 Credit Agreement and potential issuance of Warrants under the 2023 Credit Agreement are not intended to be anti-takeover provisions by the Company, those provisions of the 2023 Credit Agreement may operate to discourage any bidder from seeking to acquire or control the Company due to the percentage ownership of Company Common Stock and Warrants by, as well as debt obligations owed by the Company to, affiliates of Mr. Chan.

Conversion of Loan. On September 6, 2023, the Company received a Notice of Conversion from HMI to convert One Million Three Hundred Thousand Dollars ($1,300,000.00) of the principal amount loaned to the Company under the 2023 Credit Agreement (“Converted Principal”) into shares of Company’s Common Stock. Under the terms of the 2023 Credit Agreement and Notice of Conversion, HMI has demand rights for the conversion of outstanding debt into equity. On September 18, 2023, the Converted Principal resulted in issuance of 7,344,632 shares of Common Stock to HMI along with issuance of Warrants to purchase a maximum of 36,723,160 shares of Common Stock (“Underlying Shares”) to HMI. Under the 2023 Credit Agreement, the conversion rate for the Conversion Shares is $0.1770 per share, and the Warrants have an exercise price of $0.1770 per share and an exercise period of five (5) years from date of issuance of warrants. The Company was in favor of the conversion in order to end interest payments under the 2023 Credit Agreement and thereby free up capital for operational expenses.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of the date of the filing of this Quarterly Report on Form 10-Q, HMI has not stated when or if it will exercise any of the Warrants. The issuance of Conversion Shares, Warrants and Underlying Shares was made in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”) and Rule 506(b) of Regulation D thereunder. The Conversion Shares and Warrants are, and Underlying Shares will be if issued, “restricted securities” under Rule 144 of the Securities Act.

11.	Other payables and accrued liabilities

Other payables and accruals consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Accrual	956,966	652,424
Income taxes payable	37,998	29,140
	994,964	681,564

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

Expenses on staff welfare benefits and MPF Scheme for the nine months period ended September 30, 2023 and 2022 amounted to $943,384 and $775,030, respectively.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Deferred income

Deferred income consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Service fees received in advance	568,719	291,171

The change in deferred income for the nine months period ended September 30, 2023 was primarily due to new billings in advance of revenue recognition.

The following table presents changes in the balances of the company deferred income:

	December 31, 2022	Additions	Deductions	September 30, 2023
	US$	US$	US$	US$
		(unaudited)	(unaudited)	(unaudited)
Deferred income	291,171	2,763,993	(2,486,445)	568,719

	December 31, 2021	Additions	Deductions	December 31, 2022
	US$	US$	US$	US$

Deferred income	236,612	3,600,335	(3,545,776)	291,171

13.	Statutory reserves

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	September 30, 2023	December 31, 2022
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	2,393,457	2,058,267
Cucumbuy.com Limited (ii)	18,536	33,333
SmartMyWays Co., Limited (iii)	57,898	92,308
Retail Intelligent Unit Limited (iv)	9,744	36,923
AppMyWays Co., Limited (v)	96,709	86,776
TAP Technology (HK) Limited (vi)	77,349	54,928
Value Exchange International (Taiwan) Co, Ltd (vii)	18,526	37,493
	2,672,219	2,400,028

Due to a related party
SA-Network Limited (viii)	22,392	16,918
Smart Reward Express Limited (ix)	641	-
Value E Consultant International (M) Sdn. Bhd (x)	14,311	-
	37,344	16,918

Related party transactions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Service income received from
Value Exchange International Limited (i)	52,446	120,699	154,122	546,938
AppMyWays Co., Limited (v)	-	-	-	30,654
Value Exchange International (Taiwan) Co, Ltd (vii)	-	-	13,917	-

Subcontracting fees payable to
Value Exchange International Limited (i)	(133,080)	(207,748)	(650,455)	(294,659)
Cucumbuy.com Limited (ii)	(53,846)	(3,846)	(161,538)	(11,538)
SmartMyWays Co., Limited (iii)	(46,154)	-	(138,462)	-
Retail Intelligent Unit Limited (iv)	(38,462)	-	(115,385)	-
TAP Technology (HK) Limited (vi)	(3,846)	(27,523)	(35,215)	(82,569)
Value Exchange International (Taiwan) Co, Ltd (vii)	-	-	(36,714)	-
SA-Network Limited (viii)	(92,412)	-	(182,384)	-
Value E Consultant International (M) Sdn. Bhd (x)	(64,527)	(10,064)	(143,474)	(17,092)
Value X International Pte. Ltd (xi)	(8,034)	-	(8,034)	-

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management fees received from
Value Exchange International Limited (i)	8,410	25,298	36,286	55,166
Cucumbuy.com Limited (ii)	-	7,692	-	23,077
SmartMyWays Co., Limited (iii)	-	7,692	-	23,077
Retail Intelligent Unit Limited (iv)	-	3,077	-	9,231
TAP Technology (HK) Limited (vi)	-	7,692	-	23,077

(i)	Mr. Kenneth Tan and Ms. Bella Tsang, directors of the Company, are shareholders and directors of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(ii)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of Cucumbuy.com Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(iii)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of SmartMyWays Co., Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of SmartMyWays Co., Limited. The balance is unsecured, interest free and repayable on demand.
(iv)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of Retail Intelligent Unit Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of Retail Intelligent Unit Limited. The balance is unsecured, interest free and repayable on demand.
(v)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of AppMyWays Co., Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(vi)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder and a director of TAP Technology (HK) Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(vii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International (Taiwan) Co, Ltd, a company incorporated in Taiwan. The balance is unsecured, interest free and repayable on demand.
(viii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of SA-Network Limited, a company incorporated in England and Wales. The balance is unsecured, interest free and repayable on demand.
(ix)	VEI CHN owns 50% shares of Smart Reward Express Limited, an inactive company incorporated in Hong Kong; and Mr. Chan Heng Fai and Ms. Bella Tsang, directors of the Company, are directors of Smart Reward Express Limited. The balance is unsecured, interest free and repayable on demand.
(x)	Ms. Bella Tsang, an officer and a director of the Company, is a shareholder of Value E Consultant International (M) Sdn. Bhd, a company incorporated in Malaysia. The balance is unsecured, interest free and repayable on demand.
(xi)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of ValueX International Pte. Ltd., a company incorporated in Singapore. The balance is unsecured, interest free and repayable on demand.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Loan from related parties

On September 28, 2023, the Company entered into a Loan Agreement and Promissory Note (collectively, the “Loan Agreement”) with Alset International Limited, a public Singapore corporation, (“Alset International”) for an unsecured loan of Five Hundred Thousand U.S. Dollars and No Cents (USD$500,000.00) principal amount (“Principal”) to the Company. Principal accrues simple interest at Eight Percent (8%) per annum. Repayment of Principal and accrued interest thereon is to be made as follows:

(1) Principal will be paid in a single lump sum payment on or by the six (6) month anniversary of the effective date of the Loan Agreement, being September 28,2023, (being the “Maturity Date”); and

(2) Interest accrued on Principal shall be paid on the last business day on a calendar monthly basis with initial accrued Interest payments commencing on September 28, 2023.

Company has the right to prepay all or any portion of the Principal and Interest accrued on the Principal, without penalty, upon ten (10) days’ prior notice to Alset International. The Principal was advanced in full by Alset International on October 4, 2023.

Mr. Chan Heng Fai, a non-executive director of the Company, who is deemed the owner of 49.63% of the issued shares of Company’s Common Stock by virtue of 95,000 shares of Common Stock held by Mr. Chan, and the following share ownership of Company’s Common Stock by entities that Mr. Chan is deemed to control: 21,120,795 shares held by Hapi Metaverse Inc., 39,968 shares held by BMI Capital Partners International Limited, 18,512 shares held by Liquid Value Development Pte Ltd. and 313,154 shares held by Decentralized Sharing Systems, Inc.

Alset International is a majority-owned subsidiary of Alset Inc., a Texas corporation, (“Alset”). Mr. Chan owns approximately 53.3% of the issued shares of common stock of Alset and Mr. Chan is the Chairman and Chief Executive Officer of Alset and Alset International. Further, Wong Shui Yeung and Wong Tat Keung, who are directors of the Company, are also directors of Alset Inc.

Company directors Chan Heng Fai, Wong Shui Yeung and Wong Tat Heung recused themselves from the vote of the Company’s Board of Directors on approval of the Loan Agreement and transactions contemplated under the Loan Agreement.

Purpose of the Loan Agreement was to provide short term working capital to the Company.

16.	Subsequent event

The Company has evaluated all subsequent events and transactions through November 14, 2023, the date that the consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q (“report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of business development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources to fund operations, our intention to pursue and consummate strategic opportunities available to us, our ability to fund any strategic opportunities as well as existing operations, our ability to efficiently integrate and grow any new or acquired business lines, and impact of regulation and economic conditions. Business operations and financial condition may be materially and adversely affected by any slowdown in regional and national economic growth, weakened liquidity and financial condition of customers or other factors that Company cannot foresee. While the level of Coronavirus COVID 19 or “COVID 19” infections in Hong Kong and PRC in the fiscal quarter ending September 30, 2023 did not disrupt normal operations, the possibility of new vaccine resistant strains of the virus emerging in the future continues to be a potential future risk to future business and financial operations. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent Company’s estimates and assumptions only as of the date of this report. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” contained in the Company’s reports filed with the U.S. Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and any amendments to that Form 10-K.

Certain Terms

Except as otherwise indicated by the context, references in this report to:

•	“Company,” “we,” “us” and “our” are to the combined business of Value Exchange International, Inc., a Nevada corporation, and its consolidated subsidiaries;
•	“China,” “Chinese” and “PRC,” refer to the Peoples’ Republic of China;
•	“Renminbi” and “RMB” refer to the legal currency of China;
•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
•	“SEC” or “Commission” refers to the United States Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended; and
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

CORPORATE OVERVIEW

History of Value Exchange International, Inc.

Organization.

We were incorporated in the State of Nevada on June 26, 2007. Our Common Stock’s trading symbol is “VEII.” Our common stock is quoted on the OTCQB Venture Market.

Current Business Focus.

We are a provider of customer-centric technology solutions for the retail industry in Hong Kong SAR and certain regions of China and Manila, Philippines.

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

We believe that the IT Business often presents opportunities to expand a provider’s market reach or customer base by acquisitions of existing businesses or operating assets. The Company’s business strategy includes reviewing possible acquisitions of existing businesses or operating assets in existing or adjacent markets and to do so when and if such an acquisition appears to be compatible and an enhancement of our core business lines and can be consummated with available cash and other resources. Our ability to pursue and consummate acquisitions may be limited, and has been limited, by available cash for mergers and acquisitions and other resources and the perceived cost and burdens of acquiring and integrating the target business or new operating assets into our operations. The availability of funding and cash flow are the most significant limitations on our ability to expand through acquisitions of businesses and assets – both in terms of money on hand and ability to finance acquisitions, but the estimated business hurdles in successfully penetrating a new market is also a factor in deciding whether to proceed with that expansion. The limited liquidity and bid price of our Common Stock in the public stock market also hampers our ability to use shares of Common Stock as attractive consideration to target companies in a merger or acquisition. We have not expanded into any new markets by acquisition or otherwise during the fiscal quarter ended September 30, 2023.

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

Another common problem in the IT Business is retaining skilled workers throughout the duration of a project. Due to the global nature of the IT Business and the growing demand for skilled IT Business workers, a skilled IT business worker can often readily find higher paying positions with competitors, whether local or foreign. Further, unlike some competitors, the Company has not offered the stock-based incentive compensation to employees that is attractive to prospective technology workers. While we have not experienced retention problems due primarily to our focus on smaller, shorter term IT business projects, we may experience retention of skilled worker problems if we grow our IT Business and undertake longer term, more complex IT business projects for customers.

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

We face competition from competitors in our primary markets, which competitors possess greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services and may be able to more effectively market their products than we can because they have significantly greater financial, technical and marketing resources than we do. They may also be able to devote greater resources than we can to the development, promotion and sale of their services and products. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition would be materially adversely affected.

Regulatory Compliance Costs. As a U.S. public company with operations in Hong Kong, PRC and Philippines, we are subject to U.S. and foreign laws and regulation. The need to comply with laws and regulations in these jurisdictions may impose additional operating expenses or restrictions on our business operations. Due to the potential threat of delisting of our Common Stock under the Holding Foreign Companies Accountable Act (“HFCAA”) as a Commission Identified Issuer under Commission HFCAA-related rules, the Company transitioned from a Hong Kong-based public auditor to a U.S.-based U.S. auditor on May 25, 2023. The additional audit cost resulting from that transition is estimated, as of the date of this filing of the report, to be $133,120 for audit services for fiscal year 2023. Further, continuing political and economic tensions between the U.S. and PRC may result in other laws or regulations that increase the cost of regulatory compliance for the Company. As of the fiscal quarter ended September 30, 2023, the Company has been able to fund regulatory costs.

COVID 19 Pandemic. COVID 19 pandemic affected our primary operations in Hong Kong SAR and Manila, Philippines in first fiscal quarter of 2020 by forcing limited business travel, remote work arrangements by personnel, customers suspending or reducing operations and use of third party services and suspension or cancellations of normal business activities by us and customers, which restrictions occurred at times in 2021 and 2022. During the fiscal quarter ending September 30, 2023, COVID 19 did not disrupt our normal business operations in Hong Kong SAR and China. While there has been an easing restrictions on businesses in 2023, especially in Hong Kong, the uncertainty about new variants of COVID 19 virus emerging, especially variants that are not affected by current vaccines, creates an ongoing uncertainty about the future impact of COVID 19 that cannot be projected.

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

Financial Performance Highlights

The following are some financial highlights for the third quarter of 2023:

•	Net revenue: Our net revenues were $8,695,412 for the nine months ended September 30, 2023, as compared to $7,737,842 for the same period in 2022, an increase of $957,570 or 12.4%.

•	Gross profit: Gross profit for the nine months ended September 30, 2023 was $1,501,790 or 17.3% of net revenues, as compared to $1,281,169 or 16.6% of net revenues for the same period in 2022, an increase of $220,621 or 17.2%.

•	Loss from operations: Our loss from operations totaled $991,883 for the nine months ended September 30, 2023, as compared to $77,822 for the same period in 2022, an increase of $914,061 or 1174.6%.

•	Net (loss) income: We had a net loss of $1,121,719 for the nine months ended September 30, 2023, compared to net income $138,991 for the same period in 2022, a change of $1,260,710.

•	Basic and diluted net loss per share was $0.03 for the nine months ended September 30, 2023.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2023 and 2022

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	2,960,825	100%	2,556,808	100%
COST OF SERVICES
Cost of service income	(2,326,079)	(78.6%)	(2,302,012)	(90.0%)
GROSS PROFIT	634,746	21.4%	254,796	10.0%
Operating gain (expenses):
General and administrative expenses	(886,442)	(29.9%)	(517,726)	(20.3%)
Foreign exchange gain	17,545	0.6%	21,980	0.9%
LOSS FROM OPERATIONS	(234,151)	(7.9%)	(240,950)	(9.4%)
OTHER INCOME (EXPENSES)	(88,670)	(3.0%)	74,241	2.9%
LOSS BEFORE PROVISION FOR INCOME TAXES	(322,821)	(10.9%)	(166,709)	(6.5%)
INCOME TAXES (EXPENSES) CREDIT	(4,134)	(0.1%)	27	0.0%
NET LOSS	(326,955)	(11.0%)	(166,682)	(6.5%)

Net revenues. Net revenues were $2,960,825 for the three months ended September 30, 2023, as compared to $2,556,808 for the same period in 2022, an increase of $404,017 or 15.8%. This increase was primarily attributable to the increase in our revenue from i) sales of systems maintenance with revenues increasing from $2,304,740 for the three months ended September 30, 2022 to $2,380,304 for the three months ended September 30, 2023; ii) sales of hardware and consumables with revenue increasing from $223,104 for the three months ended September 30, 2022 to $512,244 for the three months ended September 30, 2023; and iii) sales of systems development and integration with revenues increasing from $28,964 for the three months ended September 30, 2022 to $68,277 for the three months ended September 30, 2023.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and general operating overhead. Our cost of services increased to $2,326,079 or 78.6% of net revenues, for the three months ended September 30, 2023, as compared to $2,302,012 or 90.0% of net revenues, for the same period in 2022, an increase of $24,067 or 1.0%. The increase in cost of services was mainly attributable to the increase in our cost of contracting fees to suppliers.

Gross profit. Gross profit for the three months ended September 30, 2023 was $634,746 or 21.4% of net revenues, as compared to $254,796 or 10.0% of net revenues, for the same period in 2022, an increase of $379,950 or 149.1%. The increase of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services in this period, as compared with the same period of 2022.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $886,442 or 29.9% of net revenues, for the three months ended September 30, 2023, as compared to $517,726 or 20.2% of net revenues, for the same period in 2022, an increase of $368,716 or 71.2%. The primary reason for the increase was attributable to the increase in staff cost, audit fee, consultancy and professional fee, and other administrative cost.

Loss from operations. As a result of the above, our loss from operations totaled $234,151 for the three months ended September 30, 2023, as compared to $240,950 for the same period in 2022, a decrease of $6,799 or 2.8%.

Income taxes (expenses) credit. Income taxes expenses totaled $4,134 during the three months ended September 30, 2023, as compared to income taxes credit totaled $27 for the same period in 2022, a change of $4,161.

Net loss. As a result of the foregoing, we had net loss of $326,955 for the three months ended September 30, 2023, compared to $166,682 for the same period in 2022, an increase of $160,273 as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2023 and 2022

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	US$	As a percentage of revenues	US$	As a percentage of revenues
NET REVENUES
Service income	8,695,412	100%	7,737,842	100%
COST OF SERVICES
Cost of service income	(7,193,622)	(82.7%)	(6,456,673)	(83.4%)
GROSS PROFIT	1,501,790	17.3%	1,281,169	16.6%
Operating gain (expenses):
General and administrative expenses	(2,494,488)	(28.7%)	(1,404,314)	(18.1%)
Foreign exchange gain	815	0.0%	45,323	0.6%
LOSS FROM OPERATIONS	(991,883)	(11.4%)	(77,822)	(1.0%)
OTHER INCOME (EXPENSES)	(124,566)	(1.4%)	218,948	2.8%
(LOSS) PROFIT BEFORE PROVISION FOR INCOME TAXES	(1,116,449)	(12.8%)	141,126	1.8%
INCOME TAXES EXPENSES	(5,270)	(0.1%)	(2,135)	(0.0%)
NET (LOSS) INCOME	(1,121,719)	(12.9%)	138,991	1.8%

Net revenues. Net revenues were $8,695,412 for the nine months ended September 30, 2023, as compared to $7,737,842 for the same period in 2022, an increase of $957,570 or 12.4%. This increase was primarily attributable to the increase in our revenues from i) sales of systems maintenance with revenues increasing from $6,386,367 for the nine months ended September 30, 2022 to $7,049,784 for the nine months ended September 30, 2023; ii) sales of hardware and consumables with revenue increasing from $1,115,164 for the nine months ended September 30, 2022 to $1,464,435 for the nine months ended September 30, 2023; offset by iii) sales of systems development and integration with revenues decreasing from $236,311 for the nine months ended September 30, 2022 to $181,193 for the nine months ended September 30, 2023.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $7,193,622 or 82.7% of net revenues, for the nine months ended September 30, 2023, as compared to $6,456,673 or 83.4% of net revenues, for the same period in 2022, an increase of $736,949 or 11.4%. The increase in cost of services was mainly attributable to the increase in our cost of contracting fees to suppliers.

Gross profit. Gross profit for the nine months ended September 30, 2023 was $1,501,790 or 17.3% of net revenues, as compared to $1,281,169 or 16.6% of net revenues, for the same period in 2022, an increase of $220,621 or 17.2%. The increase of gross profit was largely due to the increase in net revenues, offset by the increase in cost of services in this period, as compared with the same period of 2022.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $2,494,488 or 28.7% of net revenues, for the nine months ended September 30, 2023, as compared to $1,404,314 or 18.1% of net revenues, for the same period in 2022, an increase of $1,090,174 or 77.6%. The primary reason for the increase was attributable to the increase in staff cost, audit fee, consultancy and professional fee, and other administrative cost.

Loss from operations. As a result of the above, our loss from operations totaled $991,883 for the nine months ended September 30, 2023, as compared to $77,822 for the same period in 2022, an increase of $914,061 or 1174.6%.

Income tax expenses. Income taxes expenses totaled $5,270 during the nine months ended September 30, 2023, as compared to $2,135 for the same period in 2022, an increase of $3,135 or 146.8%.

Net (loss) income. As a result of the foregoing, we had net loss of $1,121,719 for the nine months ended September 30, 2023, compared to net income $138,991 for the same period in 2022, a change of $1,260,710, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $234,724. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Nine Months Ended
	September 30,
	2023	2022
	US$	US$
Net cash used in operating activities	(999,864)	(194,036)
Net cash used in investing activities	(30,911)	(144,664)
Net cash provided by financing activities	1,039,184	278,144
Effect of exchange rate changes on cash and cash equivalents	17,539	(29,729)
Net increase (decrease) in cash and cash equivalents	25,948	(90,285)
Cash and cash equivalents at the beginning of period	208,776	289,398
Cash and cash equivalents at the end of period	234,724	199,113

Operating Activities

Net cash used in operating activities was $999,864 for the nine months ended September 30, 2023, which was an increase of $805,828 or 415.3% from $194,036 for the same period of 2022. The increase in net cash used in operating activities was mainly attributable to the following:

1)	Net loss of $1,121,719 for the nine months ended September 30, 2023, compared to net income $138,991 for the same period in 2022; and

2)	A change of Amounts due from related parties, Other payables and accrued liabilities and Deferred income decreased our operating cash balances by $365,041, $483,518 and $262,332; offset by

3)	A change of Accounts receivable, and Other receivables increased our operating cash balances by $345,851, and $356,008 respectively.

Investing Activities

Net cash used in investing activities was $30,911 for the nine months ended September 30, 2023, which was a decrease of $113,753 or 78.6% from $144,664 in the same period in 2022. The decrease in net cash used in investing activities was attributable to cash used in the purchase of plant and equipment by $30,911 during the nine months ended September 30, 2023; compare to the purchase of plant and equipment by $144,664 during the nine months ended September 30, 2022.

Financing Activities

Net cash provided by financing activities was $1,039,184 for the nine months ended September 30, 2023, which was an increase of $761,040 or 273.6% from $278,144 in the same period in 2022. The increase in net cash provided by financing activities was attributable to proceeds of convertible loan by $1,500,000, and proceeds of bank loan by $450,000, and offset by repayment of bank loan by $542,579, principal payments on operating leases by $368,237, during the nine months ended September 30, 2023; compare to the proceeds of bank loan by $537,349, and offset by repayment of bank loan by $38,741, principal payments on finance leases by $220,464, during the nine months ended September 30, 2022.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2023:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	68,277	28,964	181,193	236,311
- systems maintenance	2,380,304	2,304,740	7,049,784	6,386,367
- sales of hardware and consumables	512,244	223,104	1,464,435	1,115,164
	2,960,825	2,556,808	8,695,412	7,737,842

Billings in excess of revenues recognized are recorded as deferred income.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2023, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

On May 25, 2023, the Company ended the engagement of Zhen Hui Certified Public Accountants, a Hong Kong SAR based public accounting firm, as the Company’s independent registered public accounting firm. The Audit Committee of the Board of Directors of the Company approved the ending of the engagement of Zhen Hui as public auditors. On May 25, 2023, the Company’s Board of Directors ratified the appointment of Grassi & Co. CPAs P.C., based in New York, New York, as the Company’s new independent registered public accounting firm, effective as of May 25, 2023. With the appointment of a U.S. based public accounting firm to audit the Company, the Company does not believe that it is subject to the HFCAA as of the date of the filing of this Form 10-Q report. The Company has ongoing disclosure obligations about its status as a Commission Identified Issuer in fiscal year 2022, including the filing of a Form SPDSCL-HFCAA-GOV.

Risks related to doing business in PRC and Hong Kong. Most of our operating subsidiaries are located in PRC or Hong Kong. As such, our company and operating subsidiaries in PRC or Hong Kong can be affected by: (1) changes in PRC or Hong Kong laws, regulations, or economic policies, or changes in the enforcement of those laws, regulations, policies; (2) uncertainties with respect to the interpretation and enforcement of PRC or Hong Kong laws, regulations and policies, which may be subject to change from time to time with little or no advance notice, and the risk that the PRC government may intervene or influence our PRC or Hong Kong operations at any time, which could result in a material change in our operations or cause the value of our securities to decline; (3) changes in political, business, economic or trade relations between the United States and PRC or Hong Kong; (4) fluctuation in the value of the Renminbi; (5) potential limitation on our ability to utilize our cash balances effectively, including making funds held by our PRC-based subsidiaries unavailable for use outside of mainland PRC, due to interventions in or the imposition of restrictions and limitations by the PRC government on currency conversion and payments of foreign currency and RMB outside of PRC or Hong Kong; (6) difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in PRC or Hong Kong against the Company or members of its management; (7) potential fines and other legal or administrative sanctions for failure to comply with PRC or Hong Kong regulations regarding our employee equity incentive plans or any other benefit or retirement plans; (8) possible restrictions on our ability to make loans or additional capital contributions to our PRC or Hong Kong subsidiaries due to PRC or Hong Kong regulation of loans to, and direct investment in, PRC or Hong Kong entities by offshore holding companies and governmental control of currency conversion; (9) difficulties in pursuing growth through acquisitions due to PRC or Hong Kong regulations regarding acquisitions, and (10) changes in PRC or Hong Kong laws or regulations that could limit or hinder our ability to offer securities to investors. Further, the United States government, especially Congress, may impose statutory or regulatory restrictions on U.S. public companies with operations in PRC or Hong Kong and those statutory or regulatory restrictions may reduce our company’s ability to conduct its operations as a U.S. public holding company with PRC or Hong Kong subsidiaries, or may cause the value of our publicly traded securities or other securities to significantly decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 18, 2023, Company issued 7,344,632 shares of Common Stock to HMI along with issuance of Warrants to purchase a maximum of 36,723,160 shares of Common Stock to HMI, which issuance was made upon conversion of the Loan Agreement (See “Conversion of Loan” at page 26 above). Issuance was made in reliance under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act. The Warrants have not been exercised as of the date of the filing of this Quarterly Report on Form 10-Q. The issuance was made in connection with converting One Million Three Hundred Thousand Dollars and No Cents ($1,300,000.00) of debt owed under the Loan Agreement into the shares of Common Stock and Warrants.

Mr. Chan Heng Fai, a non-executive director of the Company, who is deemed the owner of 49.63% of the issued shares of Company’s Common Stock by virtue of 95,000 shares of Common Stock held by Mr. Chan, and the following share ownership of Company’s Common Stock by entities that Mr. Chan is deemed to control: 21,120,795 shares held by Hapi Metaverse Inc., 39,968 shares held by BMI Capital Partners International Limited, 18,512 shares held by Liquid Value Development Pte Ltd. and 313,154 shares held by Decentralized Sharing Systems, Inc. With the issuance of the Warrants to HMI, HMI and the other affiliates of Mr. Chan have the ability to attain voting control of the Company upon conversion of any substantial portion of the Warrants. Further, the Company’s current lenders are affiliates of Mr. Chan. As such, Mr. Chan may be deemed a control person of the Company. As of the date of the filing of this Quarterly Report on Form 10-Q, Mr. Chan has not exercised control over the operational or strategic management of the Company and its wholly owned subsidiaries, beyond performance of his customary duties as a non-executive director or the Company, but the Company has been reliant upon loans from lenders affiliated with Mr. Chan for third party funding and Mr. Chan and his affiliates have, with the Warrants issued to HMI, the ability to attain voting control of the Company. There is no known agreement between Mr. Chan, the Company’s lenders, and affiliated companies that own shares of Company Common Stock to cooperate in controlling or influencing the operational and strategic management of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2023, none of the officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Securities Purchase Agreement, dated April 5, 2021, by Value Exchange International, Inc. and Hapi Metaverse, Inc. (formerly, “GigWorld, Inc.”) (1)
10.2	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (2)
10.3	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (3)
10.4	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (4)
10.5	Convertible Credit Agreement by and among Value Exchange International, Inc., Hapi Metaverse, Inc. (formerly, “GigWorld, Inc.”) and American Wealth Mining Corp., dated January 27, 2023 (5)
10.6	Form of Warrant issuable by Value Exchange International, Inc. (6)
10.7	Loan Agreement by Value Exchange International, Inc. and American Pacific Bank, dated July 26, 2022 (7)
10.8	Security Agreement by Value Exchange International, Inc. and American Pacific Bank, dated July 26, 2022 (8)
10.9	Revolving Credit Promissory Note signed by Value Exchange International, Inc. and evidencing debt obligation to American Pacific Bank, dated July 26, 2022 (9)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with the Commission on April 13, 2021.
(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(3)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(4)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on February 2, 2023.
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on February 2, 2023.
(7)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed by the Company with the SEC on July 29, 2022
(8)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by the Company with the SEC on July 29, 2022
(9)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed by the Company with the SEC on July 29, 2022

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

November 15, 2023	/s/	Tan Seng Wee Kenneth
	By:	Tan Seng Wee Kenneth
	Its:	President and Director (Principal Executive Officer)

November 15, 2023	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

