Form 10-K
period 2023-12-31
Value Exchange International, Inc.
filed 2024-07-16
CIK 1417664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

☐. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-53537

VALUE EXCHANGE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2819367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10/F, FT Life Tower, 18 Sheung Yuet Road,

Kowloon Bay, Kowloon, Hong Kong 999077

(Address of Principal Executive Offices; Zip Code)

(852) 2950 4288

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐. No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐. No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒. No ☐.

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

Large accelerated filer	☐.	Accelerated filer	☐.
Non-accelerated filer	☐.	Smaller reporting company	☒.
Emerging Growth Company	☐.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐. No  ☒ .

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant at December 31, 2023 (the last business day of the Registrant's most recently completed fiscal year) was $ 0.98 million based upon the last sales price reported for such date on the OTC QB Venture Market. For purposes of this disclosure, shares of common stock beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

As of March 31, 2024, there were 43,500,762 shares of common stock issued and outstanding. The trading symbol of the common stock is VEII.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

Annual Report on Form 10-K

For the Year Ended December 31, 2023

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, which are identified by the fact that they do not relate strictly to historical or current facts. These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “continue,” “ongoing” or other similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions or projections concerning future results or events. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results and events to differ materially from those indicated by those forward-looking statements. We cannot assure you that any of our expectations, estimates, assumptions or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations, estimates, assumptions or projections include (i) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K.  These forward-looking statements include, among other things, statements relating to:

•	our expectations regarding growth in the information technologies industries in our primary markets, being China, Hong Kong and Philippines;
•	our expectation regarding increasing demand for our products and services in China, Hong Kong, Philippines and any new markets in which we may offer those products and services;
•	any belief that we will be able to effectively compete with our competitors and maintain or increase our market share in the face of possible technological advances, or aggressive pricing by competitors with greater financial resources, brand recognition and market share;
•	our expectations with respect to increased revenue growth and our ability to achieve and sustain profitability resulting from any increases in our productivity;
•	our ability to fund operations and business and product growth and the availability of sufficient, affordable funding when required;
•	whether we can expand or operate successfully in a market outside of our traditional markets of China, Manila and Hong Kong;
~~•~~	our ability to determine appropriate new products or services and then expand and fund our offerings of products and services to new geographical markets and operate profitably in such new markets;
•	the success and cost of new product or service initiatives in existing or new markets;
•	the disruption or failure of our or those of our customers’ computer systems, networks, information systems or technologies that we install, service or maintain as a result of computer hacking, computer viruses, malware, “cyber-attacks,” misappropriation of data, outages, natural disasters and other material events;
•	continuation of key strategic relationships, which can be essential for a small reporting company like us; and
•	our future business development, results of operations and financial condition.

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

Use of Certain Defined Terms

Unless the context requires otherwise, all references to “we,” “our,” “us,” “VEII” and “Company” refer to the Value Exchange International, Inc. and its consolidated subsidiaries (unless stated otherwise or the context indicates otherwise) and “Company’s operating subsidiaries” or “its operating subsidiaries” refers to Company’s consolidated subsidiaries (as identified in the Corporate Organization section of Item 1 Business below at page 6). References to “China,” “PRC” and “Chinese” refers to People’s Republic of China. References to “Chinese government” refers to PRC central government and “Chinese laws” refers to PRC laws. “Hong Kong“ as used below means the Hong Kong SAR. Hong Kong is a special administrative region or “SAR” of China under the Basic Law, which is the “constitution” of Hong Kong as established as part of the transfer of Hong Kong to China by the United Kingdom in 1997, and is treated as such in the disclosures below. However, the operational risks faced by the Company and its subsidiaries and associated with China also apply to Company and its subsidiaries in Hong Kong due to the demonstrated ability and willingness of the Chinese government to impose Chinese laws and policies in Hong Kong, even if those actions are in conflict with the Basic Law. As such, Hong Kong is not independent of Chinese government control and influence and our operations and assets in Hong Kong can be subjected to Chinese government regulation and decisions.

“VEI CHN” refers to Value Exchange Int’l (China) Limited, and its consolidated subsidiaries, namely Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) both are companies incorporated in Hong Kong as limited liability companies; and Value Exchange Int’l (Shanghai) Limited (“VEI SHG”), Value Exchange Int’l (Hunan) Limited (“VEI HN”), Shanghai Zhaonan Hengan Information Technology Co., Limited (“SZH”) and Haomeng Technology (Shenzhen) Co., Limited. (“HTS”), both are companies registered in PRC; and TapServices, Inc., a corporation organized under the laws of the Republic of the Philippines (the “TSI”). VEI HKG of is referred to as “HKG subsidiary”; VEI SHG, VEI HN, SZH and HTS are referred to as “Chinese subsidiaries”; and TSI is referred to as “Philippine subsidiary” (collectively Chinese subsidiaries, HKG subsidiary, and Philippine subsidiary may be referred to as “VEI CHN Group”).

References to “OTCQB” means The OTC Markets Group, Inc.’s QB Venture Market Tier, a national quotation system with web site at www.otcmarkets.com.

References to “Pink Sheets Limited Information” means Pink Sheets Limited Information tier of OTC Markets Group quotation system.

References to Chinese subsidiaries’s “registered capital” are to the equity securities of Chinese subsidiaries, which under PRC law is measured not in terms of shares owned but in terms of the amount of capital that has been contributed to a company by a particular shareholder or all shareholders. The portion of a limited liability company’s total capital contributed by a particular shareholder represents that shareholder’s ownership of the company, and the total amount of capital contributed by all shareholders is the company’s total equity. Capital contributions are made to a company by deposits into a dedicated account in the company’s name, which the company may access in order to meet its financial needs. When a company’s accountant certifies to PRC authorities that a capital contribution has been made and the company has received the necessary government permission to increase its contributed capital, the capital contribution is registered with regulatory authorities and becomes a part of the company’s “registered capital.”

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

We believe that the IT Business often presents opportunities to expand a provider’s market reach or customer base by acquisitions of existing businesses or operating assets. The Company’s business strategy includes reviewing possible acquisitions of existing businesses or operating assets in existing or adjacent markets and to do so when and if such an acquisition appears to be compatible and an enhancement of our core business lines and can be consummated with available cash and other resources. Our ability to pursue and consummate acquisitions may be limited, and has been limited, by available cash for mergers and acquisitions and other resources and the perceived cost and burdens of acquiring and integrating the target business or new operating assets into our operations. The availability of funding and cash flow are the most significant limitations on our ability to expand through acquisitions of businesses and assets – both in terms of money on hand and ability to finance acquisitions, but the estimated business hurdles in successfully penetrating a new market is also a factor in deciding whether to proceed with that expansion. The limited liquidity and bid price of our Common Stock in the public stock market also hampers our ability to use shares of Common Stock as attractive consideration to target companies in a merger or acquisition. We have not expanded into any new markets by acquisition or otherwise during the fiscal year 2023.

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

Smart Baggage Tag. Through a cooperative effort with another company, Company has the ability to market and sell a smart baggage tag that allows consumers to track the location of their baggage through a smart phone or device using the smart baggage tag and related application. Efforts to promote the smart baggage tag were suspended due to impact of COVID-19 pandemic on air travel. As of the filing of this Form 10-K, there are no current plans to make any dedicated marketing effort for expanding the market for or sales of the smart baggage tags in 2024.

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

Principal business of VEI and its Subsidiaries

VEII is a holding company for its operating subsidiaries. VEI CHN operations are the primary operations of the Company. The principal business of VEI CHN for more than 20 years is to provide the IT Business (consisting of select services and solutions in computer software programming and integration, and computer systems, Internet and information technology systems engineering, consulting, administration, installation and maintenance, including e-commerce and payment processing) to the Retail Sector, primarily to retailers in Hong Kong SAR, Macau SAR and PRC and as more fully described below. As is customary in the industry, such services and solutions are provided by both company employees, contractors and consultants. The primary services and products of the IT Business are:

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

Other services include system installation and implementation, including i) project planning; ii) analysis of customer information and business needs from an IT perspective (“System Analysis”); iii) design of the entire system; iv) hardware and consumables selection advice and sales; and v) system hardware maintenance. These services typically consist of customer projects for New Store Opening (“NSO”) and Install, Move, Add and Change (“IMAC”) for retail, and ad-hoc custom system projects for other business sectors. Our primary focus is the retail sector in Hong Kong, PRC and Philippines.

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

Health and Cosmetic Retailer Agreement. On February 16, 2018, VEI SHG, signed a January 24, 2018 stores equipment support agreement (“Agreement”) with the largest health care and beauty retailer (“Retailer”) in China. Under the Agreement, the Retailer has contracted for site and preventive maintenance and support for computer and point of sale systems (“Systems”) as well as new store and store renovation install and migration services for Systems from the VEI SHG. The Agreement is non-exclusive, covers Retailer’s stores in the northern and eastern region of China and runs through since December 2019, and extended to 2023 subsequently. In January 2024, the Retailer agreed to extended related service until December 31, 2026. In fiscal year 2023, VEI SHG realized $2.74 million in gross revenues from the work under the Agreement.

CORPORATE STRUCTURE

Our corporate organizational chart, as of December 31, 2023, is as follows:

Value Exchange International, Inc.
- a Nevada Company
100%
Value Exchange Int'l (China) Limited
- a Hong Kong Company
100%
100%
100%
50%
Value Exchange Int'l
(Shanghai) Limited
- a PRC Company
TapServices, Inc.
- a Philippines Company
Value Exchange Int'l
(Hong Kong) Limited
- a Hong Kong Company
Smart Reward Express
Limited
- a Hong Kong Company
51%
51%
100%
Value Exchange Int'l
(Hunan) Limited
- a PRC Company
(Note a)
Shanghai Zhaonan
Hengan Information
Technology Co., Limited
- a PRC Company
(Note b)
Haomeng Technology
(Shenzhen) Co., Limited
- a PRC Company

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

VEI CHN Group has been serving in IT Business sectors for over 20 years, focusing on POS maintenance and support to retail sector. The VEI CHN Group will continue its key business and seek to expand its client base to gain more market share in PRC, Hong Kong, and certain other areas of Asia Pacific. VEII may consider acquiring companies in the Asia Pacific region with similar business, subject to financial wherewithal to do so and subject to a suitable and affordable acquisition opportunity. The perceived cost of market penetration will also be a factor in deciding whether to pursue any acquisition opportunities, which calculation includes strength of competition and other business hurdles as well as regulatory hurdles in establishing a new market. While the Company has secured convertible credit lines for $1 million and $1.5 million in December and January 2023 respectively, and revolving credit line for $1 million in July 2022, the Company and its subsidiaries do not currently have ready access to funding dedicated for acquisitions and would have to locate sufficient, affordable funding to pursue any acquisition or merger with a significant cash consideration requirement. Funding from the credit lines is primarily dedicated as of the date of the filing of this Form 10-K to operating expenses and business development of operations in existing markets. The Company evaluates the use of funding from credit lines from time to time and the use of proceeds, which may include business expansion, may be applied to future expansion into new markets in the future. The Company and its subsidiaries may be unable to locate the funding, whether equity or increased debt funding, needed to consummate a merger or acquisition requiring a significant cash consideration or significant post-acquisition working capital, especially since the Company is a small reporting company with a “penny stock” common stock that is not typically suitable for significant equity funding and Company lacks the tangible assets usually required for securing significant debt financing.

We use strategic partnerships as another way of marketing and selling our IT Business. The operating subsidiaries will also cooperate with strategic partners in the local markets to secure and provide maintenance services to major retail customers and as a basis for attempting to expand our business in our markets. In fiscal year 2023, we had over 10 strategic partner arrangements engaged in providing our services to customers in our China and Hong Kong markets.

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

We face significant competition from large multinational service providers, such as DN, NCR, Fujitsu IBM, Toppan Forms and large national companies, such as Octopus card, an electronic payment in online or offline system in Hong Kong. Though VEI CHN Group faces keen competition in the maintenance service market, it believes that it has a well-trained technical team that offers services to the satisfaction of our customers, and as is the case with many smaller companies in the IT segment, we believe we can offer more customized and cost-effective services to certain customers than larger competitors. Without extensive teaming with strategic partners, we lack the capabilities to compete directly with larger competitors in projects or work requiring capabilities of a large company. This can from time to time limit the number and nature projects that we can pursue or handle. VEII may also experience a competitive disadvantage in bids or prospective work where extensive and broad prior projects in certain areas of IT are required to bid and to win bids. An instance of such a competitive disadvantage would be technical work in which we do not have extensive prior experience and cannot attain the required technical proficiency, or we do not have a prior relationship with the customer in question.

We also face competition from companies that are of comparable size and resources. In such competition, price and scope of services or qualification of personnel often determines the winning provider. Competition for qualified personnel is an ongoing and significant challenge faced by all companies in the IT Business industry, especially in a global economy in which personnel can work remotely.

Preservation and growth of our business depends on maintaining sufficient, competent staff and attractive pricing.

Some of our competitors in our industry have substantially greater capital and technical resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. Since they are affiliated with financial institutions or banks, these competitors do not incur the costs associated with being sponsored by a bank for registration with card networks and they can settle transactions quickly for their own merchants. We do not, however, currently contemplate pursuing an acquisition or strategic relationship with a financial institution in order to increase our competitiveness and such an acquisition or strategic relationship is not prominent in our current business and growth strategy. Our current operational focus is to improve the efficiency and profitability of existing IT Business.

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

Key Personnel

The following personnel are considered critical to our operations: Kenneth Tan and Benny Lee, who provide executive management services and strategic direction. Mr. Lee serves as a director of VEI SHG. Mr. Tan is our chief executive officer. We do not have key personnel insurance to fund replacement of any key personnel. We also frequently use third party consultants acting as independent contractors to assist in the completion of various projects, which consultants are usually hired on a project-by-project basis. Third parties are instrumental to keep the development of projects on time and on budget. Reliance on independent contractors is common in technology services businesses. We do not anticipate and have not experienced any significant problem in securing needed technical expertise, but the inability to secure needed technical expertise is a risk faced by IT service companies like our company.

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

A common problem in our industry is key or important contractors and employees being lured to more attractive or lucrative work opportunities. VEII cannot typically match the level and scope of financial incentives offered by larger competitors to workers. VEII has to rely on active recruitment coupled with offering projects that match workers’ skills and interests as well as providing an appealing work environment and competitive base compensation in order to maintain or create an adequate work force on a project-by-project basis. VEII adopted a 2022 Equity Incentive Plan in 2022, but VEII has not issued any stock-based compensation under that plan as of the date of the filing of this Form 10-K. Company will evaluate the need or benefit of granting incentive company under the 2022 Equity Incentive Plan in 2024. Since the Company’s Common Stock is a penny stock, incentive compensation may not be a significant benefit to attract or retain personnel.

Insurance

Except the Company’s subsidiaries in (i) PRC are required to cover its employees with medical, retirement and unemployment insurance programs, and (ii) Hong Kong are required to cover its employees with labor insurance programs under the prevailing laws and regulations of the PRC and in Hong Kong, we do not maintain other insurance. Because we may not have sufficient insurance, if we are made a party to a liability legal action, we may not have sufficient funds to defend the litigation or may suffer another liability. If that occurs a judgment or liability that is not covered by any insurance or covered by available cash or funding, could cause us to cease or reduce operations. We did not experience any claims against our insurance in fiscal year 2023.

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

We are not certain how our existing business may be affected by the application of existing, evolving laws, or extension of foreign laws to our operations and issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet or are typically aimed at Internet providers or Internet IT companies with international operations. However, we may become subject and affected by Internet related laws and regulation in the future, especially in China and Hong Kong where the Chinese government has a heightened concern about national security threats through the Internet. Changes in laws intended to address such issues could create uncertainty in the Internet market place, including areas affecting our business lines. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation or regulatory costs or increased service delivery costs. In addition, because our services could be available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. Our failure to qualify a business in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

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

As a U.S. incorporated company, we are subject to the Foreign Corrupt Practice Act, or “FCPA,” and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. Our activities in Asia create the risk of unauthorized payments or offers of payments by consultants or agents of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and consultants or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. The U.S. government may seek to hold our Company liable for successor liability for any FCPA violations committed by companies in which we invest or that we acquire.

Holding Foreign Companies Accountable Act. (“HFCAA”); PCAOB Vacates Determination regarding Inability to Fully Investigate and Inspect Chinese and Hong Kong Auditors. In May 2022, the SEC conclusively identified the Company as a Commission Identified Issuer under the HFCAA and underlying SEC rules. As a result of our identification as a Commission Identified Issuer, our Common Stock would have been delisted from the OTCQB if Company’s current public auditor was not able to be fully audited and inspected by the PCAOB for three consecutive fiscal years (shortened to two years by the Consolidated Appropriations Act 2023), commencing with the fiscal year ended December 31, 2021, and listing and trading in our Common Stock would have been potentially prohibited in United States as early as 2024. Our former public auditor was identified by the PCAOB as being an auditor that cannot be fully audited and investigated by the PCAOB due to Chinese government policies applicable in Hong Kong and our then Hong Kong based public auditor. The risks and uncertainty associated with being identified as a Commission Identified Issuer and possible delisting of our Common Stock under the HFCAA could have had a negative impact on investors’ confidence in our Common Stock as an investment and thereby adversely impacted the price of our Common Stock, which adverse impact could have resulted in volatility in trading price of our Common Stock or possibly rendered illiquid an investment in our Common Stock.

On December 15, 2022, the Public Company Accounting Oversight Board or “PCAOB” announced it was able to secure complete access to inspect and investigate public audit firms in the China and Hong Kong SAR for the first time. On December 15, 2022, the PCAOB Board voted to vacate previous determinations that it was unable to fully inspect and investigate Chinese and Hong Kong public auditors of companies reporting under the Exchange Act. On December 18, 2022, the SEC announced that due to the December 15, 2022, action by the PCAOB, and until such time as the PCAOB issues any new determination, there are no SEC-reporting companies at risk of having their securities subject to a trading prohibition under the HFCAA. Further, on May 25, 2023, the Company terminated the services of its Hong Kong SAR based public auditor and engaged Grassi & Co. in New York, New York as the Company’s new public auditor for fiscal year 2023. As such, our company is no longer using a public auditor located in China or Hong Kong SAR and subject to foreign governmental policies that may prevent the full audit and investigation of the public auditor by the PCAOB. As a result of the change in public auditors to a U.S.-based public auditor, and with the filing of this Form 10-K, the Company does not believe that it will be identified as a Commission identified issuer under the HFCAA.

Chinese and Hong Kong Business Permits and Regulation. As a general business legal requirement, Company’s Chinese subsidiaries are required to obtain a business license from the State Administration for Market Regulation (“SAMR”). Each of our Chinese subsidiaries has obtained a valid business license from the SAMR, and no application for any such license has been denied. Further, to operate our general business activities currently conducted in China, our relevant Chinese subsidiaries may also be required to obtain other permits from the Chinese government. Company’s Chinese subsidiaries have obtained the necessary permits applicable to them and no application for such permits has been denied by authorities. Our Hong Kong and Philippines subsidiaries likewise have all local government permits to operate their respective businesses. As of the date of the filing of this Form 10-K, the Company and each of its subsidiaries have obtained all licenses and permits required to conduct their respective businesses in all jurisdictions in which those businesses are conducted. Further, except for any future grants or awards of equity-based incentive compensation to Chinese nationals employed by the Company or any of its subsidiaries, which has not occurred and in not being considered as of the date of the filing of this Form 10-K, the Company has all necessary permits and licenses from Chinese and Hong Kong governments to issue securities to foreign investors. Any permits or licenses necessary to operation of the Company and its subsidiaries that are not usual and customary business licenses and permits required of all for-profit businesses in the locality in question are described in this section.

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

Based on consultation with Company’s Hong Kong legal counsel as to Chinese and Hong Kong laws, the Company does not believe that: (1) the laws and regulations of China have had an adverse impact on our business, financial condition or results of operations in Hong Kong in fiscal year 2023, (2) that Company has a requirement to obtain any permission or approval from the China Securities Regulatory Commission (“CSRC”), Cyberspace Administration of China (“CAC”) or any other regulatory authority in China for the Company or subsidiary operations for the trading of our common stock or other securities on the OTCQB and the issuance of our securities to foreign investors, except, based on guidance from our Hong Kong legal counsel, that: the Chinese government’s Central State Administration of Foreign Exchange (“SAFE") adopted regulations in 2007 that require the registration with SAFE of any grants of equity based incentive compensation to Chinese nationals employed by a foreign (non-Chinese) company with its securities listed on a foreign exchange or employed by a Chinese subsidiary of such a foreign listed company. Chinese nationals serving as officers and directors are included in the definition of “Chinese employees.” Grants to non-Chinese nationals or a permanent residency permit in another country do not require approval or registration under the 2007 regulations. Under 2012 regulations adopted by SAFE for equity-based grants to Chinese employees by foreign companies with securities listed on foreign exchanges: (1) the scope of registration includes grants or issuances of stock options, stock purchase rights, stock appreciation rights, phantom awards, performance awards, restricted stock (units) and a catch-all "other type of awards” to Chinese employees to be registered with SAFE; and (2) nationals of Hong Kong, Macau and Taiwan working for the foreign company in China may be included, but are not required to be included, in the registration with SAFE. The registration is filed in the SAFE office in the province in which the foreign company’s Chinese subsidiary is located. The main purpose of the 2007 and 2012 regulations is to allow the Chinese government to monitor incentive compensation received by Chinese nationals from foreign companies with securities listed on foreign exchanges. The Company adopted an incentive plan in July 2022, the 2022 Equity Incentive Plan (“Plan”), but has not granted or issued any equity based grants or awards under the Plan. The Company will register any equity-based grants or awards under the Plan to Chinese employees (including officers and directors) prior to approving any such grants or awards. Registration of awards to Chinese employees will also require the Company to file quarterly and annual reports on equity-based awards to Chinese employees with SAFE as well as renew the SAFE registration of the equity-based plan on an annual basis.

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

Late 2023-2024 Developments. On March 23, 2024, the government of Hong Kong adopted Article 23, the Safeguarding National Security Ordinance, which increases government power under the PRC Safeguarding National Security law or “NSL”. NSL was passed in 2020 to assert greater PRC central government control over Hong Kong. Article 23 empowers the government of Hong Kong to suspend operations of any entity that is deemed to violate the NSL or similar national security laws and also allows prosecution or punitive actions for extraterritorial acts, ones outside of PRC or Hong Kong, that are perceived to violate PPRC/Hong Kong national security laws. This expansion of state power presents the risk of suspension of business operations in Hong Kong of any entity or person if the government perceives any acts in violation of PRC or Hong Kong national security laws. Such an suspension could come with no warning or right to contest the suspension prior to implementation. In December 2023, the Hong Kong government amended NSL implementation rules to expand its powers to seize assets.  The amendment allowed the Hong Kong Secretary of Security to freeze property of any entity or person convicted of national security offenses (until the conclusion of legal proceedings). These development heighten the uncertainty and risks of conducting business in Hong Kong and PRC for businesses.

The impact of Chinese laws and regulations on the Company and its Hong Kong operations and subsidiaries are subject to the uncertainties created by the Chinese government’s growing intervention and imposition of Chinese laws, regulations and policies, in Hong Kong since 2017 and Chinese government’s willingness to ignore or invalidate conflicting Hong Kong laws, regulations and policies. See following risk factors in Item 1A Risk Factors for potential impact of possible changes in the impact of Chinese laws, regulations and policies on the Company and its Hong Kong and Chinese subsidiaries:  We operate primarily in Hong Kong SAR and China are subject to significant political and economic uncertainties if Chinese government significantly alters the laws governing Hong Kong, page 19; Chinese Government or Hong Kong Government may restrict our ability to transfer cash held in or from operations in China or Hong Kong, at page 20; and Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China or Hong Kong based upon U.S. laws, including the federal securities laws or other foreign laws, against us or our directors and executive officers who reside in China or Hong Kong, at page 20.

Employees

We have more than 360 full time employees as of December 31, 2023, including officers of the Company and including employees and officers of VEI CHN and its subsidiaries. There is no labor dispute affecting our operations and Company believes it has good relationship with its work force. Our employees are not organized into a labor union.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. You should read the section entitled “Special Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Form 10-K.On July 1, 2024, the OTC Markets Group downgraded the Common Stock of the Company from OTCQB to Pink Sheets Limited Information due to the failure of the Company to file the Form 10-K by July 1, 2024. This downgrade will limit the ability of the holders of shares of Common Stock to trade their shares and, as such, reduce the liquidity of the investment. If the Company does not file the Form 10-K and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2024, by July 16, 2024, the Company’s Common Stock will be further downgraded on the Pink Sheets and shares will no longer be traded on a non-solicited basis, which would further decrease the liquidity of the investment in the Common Stock. See “Pink Sheet Downgrade” below at page 22.

Risks Related to Our Financial Condition

There is substantial doubt about the Company’s ability to continue as a going concern. The report of Grassi & Co., our independent registered public accounting firm, with respect to our consolidated financial statements as of and for the year ended December 31, 2023 contains an explanatory paragraph as to our potential ability to continue as a going concern. As a result, this may adversely affect our ability to obtain new financing on reasonable terms or at all. Investors may be unwilling to invest in a company that will not have the funds necessary to continue to deploy its business strategies.

Failure to raise additional capital to fund future operations could harm our business and results of operations. As reflected on our audited consolidated financial statements as of and for the year ended December 31, 2023 contained herein, we have incurred net loss of $6,696,266, and have an accumulated deficit of $5,820,548. We will control our operating costs and require additional financing in order to maintain our corporate existence and to implement our business plans and strategy. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. The timing and amount of our capital requirements will depend on a number of factors, including our operational results, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. Current or past lenders may decline to provide new funding. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, and in turn our business, financial condition and results of operations will be significantly and adversely affected.

Risks Related to Internal Controls

During the audit for the Form 10-K, management became aware of a material weakness in the design and effectiveness of Company’s internal controls, which, if not remediated, could affect the accuracy and timeliness of our financial reporting and result in misstatements in our financial statements.

During evaluation of our disclosure controls and procedures as of December 31, 2023, conducted as part of our annual audit and preparation of the Form 10-K’s annual financial statements, management concluded that Company’s disclosure controls and procedures were not effective. Management determined that as of December 31, 2023, Company had a material weakness that is described in Item 9A below at page 47.

This material weakness, which remained unremedied by the Company as of December 31, 2023, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report the Company’s financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on the stock price of the Common Stock as well as Company's ability to access capital and lending markets.  Management is presently taking efforts to remediate this weakness.

The Company may be exposed to other potential risks relating to its internal controls over financial reporting and Company’s ability to have those controls attested to by Company’s independent auditors. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including this Form 10-K.  The Company can provide no assurance that it will comply with all of the requirements imposed thereby in the coming years. In the event that the Company ever identify significant deficiencies or material weaknesses in its internal controls that it cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

Risks Related to Our Business

A substantial amount of our sales revenue is derived from sales to a limited number of customers, and our business will suffer if sales to these customers decline. We have derived a significant portion of our revenue from a limited number of customers. For the year ended December 31, 2023 and 2022, our revenue was concentrated in our largest customer that accounted for approximately 16.3% and 22.3% of annual revenues respectively. As of December 31, 2023 and 2022, $195,276 or 10.3% and $46,788 or 4.1% of our accounts receivable, was due from our largest customer respectively. We do not have long term contractual arrangements or regular negotiation with most of these customers. The loss of one or more of these customers could damage our business, financial condition and results of operations. We are endeavoring but may not succeed expanding our customer base in order to reduce reliance on major customers. We do not conduct business in U.S.A. or European Union, which are major markets for IT Business. As a smaller IT Business, the loss of a single significant customer can have significant, adverse impact on our business and financial conditions, especially since we lack the resources to aggressively, effectively compete for new clients against larger competitors.

Impact of Coronavirus/COVID-19. As of the date of the filing of this Form 10-K, our operations are located primarily in Hong Kong with other operations in China and Philippines. Hong Kong has dropped most its COVID 19 restrictions as of April 1, 2023, including travel restrictions (excepting temperature checks at airports). Further, COVID 19 vaccination rates are above 90% of population for first and second stage vaccinations. The Company has not experienced any significant disruptions in business and business development operations for most of fiscal year 2023 and from January 2024 to the filing of this Form 10-K. That said, the ability of COVID 19 to rapidly develop new variants with differing vulnerability to existing vaccinations makes COVID 19 an ongoing risk to disrupt our business operations and business development efforts. Due to the unpredictability of COVID 19 mutations, it is uncertain what the full lasting and long-term impact of COVID-19 or variants on the future business of the Company and the impact on the demand for IT services in the Company’s key markets of Hong Kong, China and Philippines.

While we have not experienced any significant loss or shortage of personnel from COVID 19 pandemic as of the date of the filing of this Form 10-K, this pandemic, which may impact areas in waves and not in a single occurrence, or may mutate into a vaccine resistant strain that spreads rapidly, may cause a shortage of qualified personnel. Adequacy of qualified staffing is key to maintenance and growth of our IT Business and our IT Business is key to our financial condition and performance. While performing work by staffs in parts of the world outside of our key markets is a possible solution to any shortages of qualified staff in our key markets, we have not yet developed a contingency plan for remote personnel support of our IT Business or devoted resources to that endeavor. We have no significant experience in using personnel outside of our current market regions.

Our success depends on certain key personnel. We rely on highly skilled and qualified personnel, and if we are unable to continue to attract and retain such qualified personnel it will adversely affect our business. Our performance to date has been and will continue to be largely dependent on the talents, efforts and performance of our senior management and key technical personnel, who generally have, in our opinion, significant experience with our company and substantial relationships and reputations within the industry of our services. We do not currently have an employment agreement or non-competition agreement with our key executive personnel, or with most of our key technical and engineering personnel. The loss of our executive officers or our other key personnel, particularly with little or no notice, could cause delays on business developments and projects and could have an adverse impact on our customers and industry relationships, our business, operating results or financial condition. While we may rely on independent contractors or consultants for technical needs, we may also experience an inability to hire such expertise in the future. The job market for experienced IT personnel is competitive in PRC and Hong Kong, our primary markets, as well as globally. We also lack the resources or funding to match more established competitors’ compensation packages for the kind of experienced executive personnel and key technical personnel that is critical to our company’s survival and success.

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

The Company has not developed a formal succession plan for key personnel and does not have key man life insurance. While VEII has adopted the Plan for incentive compensation, it has not issued any incentive compensation as of the date of the filing of this Form 10-K. The Company will evaluate issuance of incentive compensation in 2024.

Our successful pursuit of profitable business faces various risks and challenges, including:

*	the success of our business will be primarily dependent on customer acceptance of our services and products, which is extremely difficult to predict in the highly competitive IT business industry, and our ability to obtain affordable, adequate funding to support efforts to promote our services and products and fund any expansion of business. As a microcap company with a lightly traded stock, we have to rely on private placements of stock or debt funding to acquire working capital for expansion of business. With the July 1, 2024, downgrade of our Common Stock to the Pink Sheet Limited Information tier, any equity placement funding will be difficult, if not unlikely, to achieve due decreased liquidity of the market for the Common Stock. While we have obtained credit lines in 2023, there is no assurance that these credit lines will adequately or timely fund any urgent need to develop and sustain new services or products, especially since they have been used to fund existing operations and business development efforts in our primary markets;

*	achieving sustainable operating revenues in our core IT Business that is sufficient to support our business without equity or debt funding;

*	the business can be capital-intensive in terms of labor costs and occasional need to purchase products or equipment for customer projects and our capacity to generate cash from our operations may be insufficient to meet our anticipated capital requirements, especially the capital needs of penetrating new markets and developing our services to meet customer demands;

*	technological developments could render obsolete our technologies, services and products and undermine the competitiveness of our services and products in the industry and we may be unable to license or acquire the new technologies, services and products necessary to compete;

*	the need to access expertise and technical resources in each market in which we may operate or seek to operate presents high capital costs that may be beyond our ability to fund – as such, we may be unable to bid for highly profitable, but high labor cost, projects or contract opportunities, which inability can limit our growth and profitability potential;

*	we may be unable to compete for or afford key personnel in our industry that pays a premium for talent, especially since our common stock has a limited market price and limited liquidity;

*	a shortage of qualified personnel could adversely impact our business operations and financial results since we use such personnel for customer work;

*	technologies and customer tastes and demands can shift or change unexpectedly in the rapidly evolving IT industry and we may lack the wherewithal to respond to such changes; and

*	any acquisitions we pursue in our industry and related industries could result in operating difficulties, dilution to our shareholders and other consequences harmful to our business. Integration of new acquisitions can undermine an acquiring company’s business strengths by diluting resources and manpower and imposing operational costs and resulting losses. We may lack sufficient internal controls and systems to properly handle the integration or management of new businesses or expanded operations.

As part of our growth strategy, and if we attain adequate funding as well as stability and profitability in our core business, we may selectively pursue strategic acquisitions in our industry and related industries. As of the date of the filing of this Form 10-K, additional funding that we have obtained has been applied to operational overhead and business development for existing operations. We have not attained sufficient funding to fund an acquisition or conduct extensive business development outside of our primary markets.

We may need additional and ongoing financing to fund our operations or to acquire or start new operations or business lines, which financing we may not be able to obtain on acceptable terms or at all, especially as a microcap, smaller company. Additional capital could be dilutive to our then current stockholders or result in increased interest expense and debt load in future periods. We have been able to obtain credit lines in July 2022 of $1 million, in January 2023 of $1.5 million and in December 2023 of $1 million for operating costs, including possible expansion of business operations. Nonetheless, we will need to raise additional and ongoing capital to fund our plans to invest in current business development, sustain current operations ~~or~~ and marketing initiatives and fund possible future acquisition. Due to the “penny stock” status of our Common Stock and lack of tangible assets required for traditional debt financing, we may be limited in our ability to obtain additional debt or obtain equity funding to meet operating costs or expansion of our operations in existing or new markets. Our future capital requirements depend on a number of factors, including our ability to manage any growth of our business and our ability to control our expenses while maximizing profits. Also, if we raise additional capital through debt funding, this will result in increased interest expense. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing public shareholders will be reduced and those shareholders will probably experience significant dilution due to the “penny stock” status of our Common Stock.

New securities issued by us may contain certain rights, preferences or privileges that are senior to those of our Common Stock or other securities. Such seniority may adversely impact the rights and any possible financial return for our holders of the VEII Common Stock. We cannot assure investors that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all. If we do not raise capital as needed, we will be unable to implement our business development and business expansion strategy.

The July 1, 2024, downgrade of the Company’s Common Stock from OTCQB to Pink Sheets Limited Information will hinder any efforts to raise funding through sales of shares of Common Stock due to the decrease in liquidity of the public market for shares of Common Stock. The likelihood of the sale of securities convertible into shares of Common Stock would also be decreased by the downgrade of the shares of Common Stock.

We may not be able to adequately finance the significant costs associated with the development, licensing or purchase of new product lines and new services. While we have been able to secure a credit line for $1.5 million and $1 million for operating costs in January and December 2023 respectively, and a credit line for $1 million in July 2022, any technology business is subject to a demand to have the newest product and services to match changes in technology and customer purchasing habits. This technological cycle may require us from time to time to develop, license or purchase new products and develop or license new technologies to match changes in the technologies used by or preferred by our customers. The cost of keeping pace on technologies, products and services that may be required by our customers may exceed our ability to fund from cash from operations and credit lines the development, purchase or licensing of those technologies, products and services. We do not possess the internal research and development capabilities and resources of many of our larger competitors.

We could be required to expend substantial funds for and commit significant resources to the following:

•	training our personnel on new technologies, products and services;
•	purchasing, licensing or developing new products for resell or new services;
•	marketing and promotional costs for new products and services; and
•	our future operating results may depend to a significant extent on our ability to continue to provide new and competitive products and services that compare favorably on the basis of cost and performance with the design and manufacturing capabilities of competitive third-party technologies. We may need to sufficiently increase our net sales to offset these increased costs, the failure of which would negatively affect our operating results.

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

Operational and Legal Risks Associated with being a U.S. Public Company with Chinese-Based and Hong Kong-Based Operations

We operate primarily in Hong Kong and China and we are subject to significant political and economic uncertainties if Chinese government significantly alters the laws governing Hong Kong. We operate in Hong Kong and PRC. The control of the Communist Party over the government of PRC and Hong Kong injects potential risk exposure from sudden, unexpected changes in laws or regulations or trade regulations that could be adverse to the Company. Any changes in PRC laws and regulations, or their interpretation, or the imposition of new taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Any decrease in our revenues or an increase in operating costs (and corresponding reduction in our cash flows) would also adversely affect our ability to pay our indebtedness as it comes due.

The Chinese government may exercise significant oversight and discretion over the conduct of Company and Company’s operating subsidiaries in China as well as in Hong Kong (despite Hong Kong being a separate system from mainland China) and may intervene in or influence our operations and our status as a U.S. public holding company at any time. These Chinese governmental actions:

1)	could disallow our corporate structure as a U.S. public holding company in Hong Kong or our ownership of Chinese subsidiaries;

2)	could result in a material change in our operations, including, without limitation, reincorporation of companies, transfers of operations or assets to other jurisdictions, cessations of operations, bankruptcy, insolvency, liquidation, changes in business lines, efforts to list or continue to trade our securities on non-U.S. securities exchanges and quotation systems, and going private transactions – each of these transactions could adversely impact an investment in the Company;

3)	could hinder our ability to continue to offer securities to investors outside of China and Hong Kong or list our securities on any U.S. national securities exchange or OTCQB or Pink Sheets; and

4)	may cause the value of our securities to significantly decline or become illiquid investment or completely worthless.

Significant changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has generally been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies, from time to time without notice and in respect of Hong Kong SAR.

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

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China or Hong Kong based upon U.S. laws, including the federal securities laws or other foreign laws, against us or our directors and executive officers who reside in China or Hong Kong. Most of our principal operating subsidiaries’ current operations and assets are located in Hong Kong or China. Moreover, six of our nine current directors and all of our executive officers are residents of Hong Kong. All or a substantial portion of the assets of these directors and executive officers are located outside the U.S. Our Chairman, Mr. Chan Heng Fai and Mr. Lim Sheng Hon Danny are residents of Singapore, and director Robert Trapp is a resident of the United States. Our senior officers, Mr. Tan Seng Wee, the Chief Executive Officer and a director, and Mr. Au Cheuk Lun, our Chief Financial Officer, as well as directors Tsang Po Wee, Lee Yuen Fong, Wong Shui Yeung, and Wong Tat Keung are all residents of Hong Kong.

As a result, it may not be possible to effect service of process within the U.S. or elsewhere outside of Hong Kong or China upon these directors and executive officers who reside in Hong Kong or may reside in or claim residence in China. In addition, uncertainty exists as to whether the courts of the Hong Kong or China would recognize or enforce judgments of U.S. courts obtained against us or such officers or directors predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof, or be competent to hear original actions brought in Hong Kong or China against us or those directors or executive officers predicated upon the securities laws of the U.S. or any state thereof. Under the Nationality Law of the People's Republic of China (“CNL”), which has been applied in the Hong Kong since 1 July 1997, and pursuant to Article 18 of and Annex III to the Basic Law, Hong Kong residents who are of Chinese descent and were born in the Chinese territories (including Hong Kong), or persons who satisfy the criteria laid down in the CNL as having Chinese nationality, are regarded as Chinese nationals by the Chinese government.

The legal and judicial systems in China are still rudimentary and evolving, and enforcement of existing laws is uncertain. As a result, it may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The Chinese legal system is based on the civil law regime, that is, it is based on written statutes. Unlike the U.S. legal system, a decision by one judge in China does not set a legal precedent that is required to be followed by Chinese judges in other cases. In addition, the interpretation of Chinese laws and Chinese court decisions may be varied to reflect domestic political changes or may be dictated or invalidated by the Chinese government.

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

Risks Related to Our Common Stock

Pink Sheet Downgrade. On July 1, 2024, the Company’s Common Stock was downgraded by the OTC Markets Group from OTCQB to Pink Sheets Limited Information due to the Company’s failure to file the Form 10-K with the SEC by July 1, 2024. This downgrade further reduces the already limited liquidity of the shares of Common Stock and, combined with the low trading volume and low market price of the shares of Common Stock, greatly reduces the probability of raising working capital on affordable terms for necessary amounts through equity funding. Since the Company lacks hard assets suitable for asset-based lending, other than accounts receivable, the Company would experience difficulty in raising needed working capital from non-affiliated lenders. The Company may also be unable to obtain additional working capital from existing affiliated lenders who have had or have loans with the Company.

If the Company does not file the Form 10-K and the Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2024, with the SEC by July 16, 2024, financial information qualifying the Company for a public market under SEC Rule 15c2-11 will expire and Company’s Common Stock will be downgraded to the Expert Market, effective July 17, 2024. The downgrade to Expert Market will end the ability of the public to directly trade the shares of Common Stock and limit access to quotes for those shares to broker-dealers and certain other sophisticated investors. This further downgrade would virtually eliminate the liquidity of the shares of Common Stock. The Company is endeavoring to timely file these reports, but the Company cannot make assurances that both reports will be filed by July 17, 2024.

If the Company fails to raise necessary working capital when needed and on affordable terms, then the Company may be unable to continue current operations, or may be required to reduce the extent of its operations and overhead, or both. Without additional, affordable working capital funding, the Company will not be able to expand its operations absent a significant increase in operating revenues and profit margins.

There currently is only a minimal liquid public market for our Common Stock. Failure to develop or maintain a liquid public trading market could negatively affect the value of our Common Stock and make it difficult or impossible for stockholders to sell their shares when desired or at desired prices.

Due to a lack of a significant public float, institutional investor support and primary market makers, VEII Common Stock is less liquid, receives little if no coverage by security analysts and news media, and generates lower prices than might otherwise be obtained if the Common Stock was listed on a national securities exchange or quoted on NASDAQ, had institutional investor support, active primary market makers and had analysts’ coverage. The penny stock status of the Company makes very difficult to attract institutional investor or market maker support, which in turn negatively impacts the liquidity and price of the Common Stock. The downgrade of the Common Stock to the Pink Sheets Limited Information as of July 1, 2024, has decreased the liquidity and increased the investment risk of the Common Stock. While the Company intends to re-qualify for quotation of its Common Stock on the OTCQB, it may be unable to do so. No assurances can be given of achieving quotation on the OTCQB for the Common Stock.

Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market than the Pink Sheets Limited Information, or, if the Company can re-qualify for the OTCQB tier, the OTCQB include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure primary market makers for our Common Stock; and we may fail to meet the rules and requirements mandated by, any of the national securities exchanges to have our Common Stock listed or the standards of NASDAQ for quotation of the Common Stock. Our issued Common Stock is predominantly held by a relatively small number of shareholders. We would have to increase the public float considerably as part of any effort to enhance the liquidity of our Common Stock. The July 1, 2024 downgrade of the Common Stock to Pink Sheets Limited Information makes the qualification for quotation on the OTCQB the only available option for enhancing the liquidity of the public market for the shares of Common Stock and, even if quotation on the OTCQB is achieved, the liquidity of the shares of Common Stock on the OTCQB remain limited by the lack of institutional support for, lack of primary market makers for, absence of security firms coverage of and limited number of public shareholders for the shares of Common Stock. If the Company does not file the Form 10-K and its Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 2024, by July 16, 2024, the OTC Markets Group will further downgrade the Common Stock to Pink Sheets Expert Market, which will end public investor direct trading of the shares of Common Stock and limit trading the share of Common Stock to broker-dealers and certain other sophisticated investor, and consequently, severely limit the liquidity of the shares of Common Stock.

The market price for our Common Stock can be volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history of our current services and lack of sustained profits from fiscal year to fiscal year – all of those factors can foster fluctuations in our share price.

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

If the Company does not file the Form 10-K and Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 2024, by July 16, 2024, then on July 17, 2024, the Company will no longer have the required financial information on file under Rule 15c-2-11, the Common Stock will be downgraded to Pink Sheets Expert Market and direct public access to trading those shares will end.

A limited number of our shareholders own a large percentage of our Common Stock, which will allow them to exercise significant influence over matters subject to shareholder approval.

Our executive officers, directors and their affiliated entities will beneficially own or control approximately 66.8% (See: Stock Ownership Table at page 55) of the outstanding shares of our Common Stock. Accordingly, these executive officers, directors and their affiliated entities, acting as a group, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, dissolution, or any other significant corporate transaction. These shareholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other shareholders. This significant concentration of Common Stock ownership may adversely affect the trading price of our Common Stock due to investors’ perception that conflicts of interest may exist or arise.

Cybersecurity

We face an inherent business risk of exposure to product or service liability claims that could have a material adverse effect on our operating results. Because of the nature of our products and services, we face an inherent business risk of exposure to product or service-related liability claims arising from the claimed failure of our products or services, whether proprietary or licensed, to perform as intended and the resulting damages or harm to customer’s business, computers, network, e-pay or information systems, including cybersecurity breach claims and end user privacy claim liabilities. We do not have insurance coverage for product and service liabilities, but we intend to obtain such insurance coverage upon receipt of sufficient funding or revenues from operations to afford such insurance coverage. The absence of product and service liability insurance could impose significant liabilities on our company and result in its failure.

Company’s Business is based on Services for Computer Systems and Networks, and related Systems management and Software Programming, and is inherently at risk of Cyberattacks. As a computer based business, the Company faces ongoing risks from cyberattacks – both to internal computer systems and networks and customer computer systems and networks using our services. The Company may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures.

Network disruptions, security breaches and other significant failures of the Company’s computer systems and networks could (i) disrupt the proper functioning of our networks and systems and therefore our operations or those of certain of our customers; (ii) result in the unauthorized use of Company’s services or products without payment; (iii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; and (iv) require significant management attention or financial resources to remedy the damages that result or to change our systems and processes. We could be subject to claims for contract breach, damages, credits, fines, penalties, termination, or other remedies from our customers, and subject to additional scrutiny or litigation by regulators, as a result of network disruptions, security breaches and other significant failures of the above-described systems, any or all of which could result in a loss of business, damage to our reputation among our customers and the public generally and have a negative impact on our results of operations, financial condition, and cash flows.

The Company and one of its subsidiaries have been the subject of two (2) identified attempted cyberattacks involving domain name/email spoofing – where scammer pretended to be a professional advisor or one of our subsidiary companies – in 2024. We have researched these situations, taken remedial actions and do not believe any material impact has occurred and no Company or customer information has been compromised. We do not believe that the two known cyberattacks were “material” for reporting purposes on Current Report on Form 8-K. The two known cyberattacks in 2024 involved domain name/email spoofing where scammers posed as a professional provider of the Company or as one of the Company’s subsidiaries. As reported in this Form 10-K, the initial identified cyberattack resulted in the payment of $30,000 to a scammer bank account and the subsequent May 2014 cyberattack was identified and no financial harm or loss, or data breach, resulted. See Item 1C – Cybersecurity below at page 27.

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

Climate change Disclosure Rules.

The Company did not experience any direct, material impact on business and financial condition in 2023 from pending or existing climate-change related legislation, regulations, and international accords in the U.S., the physical impacts of climate change, or perceived indirect material impact from business trends. On March 6, 2024, the Commission adopted final rules to require registrants to disclose certain climate-related information in registration statements and Form 10-K annual reports. The Company is uncertain as of the date of the filing of this Form 10-K on the impact of these new rules on the Company. On March 15, 2024, the U.S. Fifth Circuit Court of Appeals granted an administrative stay of the Commission’s new climate change disclosure rules.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBER SECURITY

The Company manages cybersecurity and data protection through a continuously evolving framework. The framework is intended to allow us to identify, assess and mitigate the various risks we face, and assists us in establishing policies and safeguards, which are modified as new cybersecurity risks and incidents occur, to protect our systems and the information of those we serve. Our cybersecurity program is managed by our Chief Information Security Officer. The Audit Committee of the Board of Directors has oversight of our cybersecurity policy and is responsible for reviewing and assessing the Company’s cybersecurity risk management, procedures and resource commitment, including key risk areas and mitigation strategies. As part of this process, the Audit Committee receives regular updates from the Chief Information Security Officer on critical issues related to our information security risks, cybersecurity strategy, supplier risk and business continuity capabilities.

The Company’s framework includes an incident management and response program that monitors the Company’s information systems for vulnerabilities, threats and incidents; manages and takes action to contain incidents that occur; remediates vulnerabilities; and communicates the details of threats and incidents to management, including the Chief Information Security Officer, as deemed necessary or appropriate. Pursuant to the Company’s incident response plan, incidents are reported to the Audit Committee, appropriate government agencies and other authorities, as deemed necessary or appropriate, considering the actual or potential impact, significance and scope.

We work to require our third-party partners and contractors to handle data in accordance with our data privacy and information security requirements and applicable laws. We regularly engage with our suppliers, partners, contractors, service providers and internal development teams to identify and remediate vulnerabilities in a timely manner and monitor system upgrades to mitigate future risk, and ensure they employ appropriate and effective controls and continuity plans for their systems and operations.

To ensure that our program is designed and operating effectively, we perform regular vulnerability assessments and penetration tests to improve system security and address emerging security threats. We complete an enterprise information risk assessment as part of our overall enterprise information security risk management assessment, which is overseen by our Chief Information Security Officer. This risk assessment is a review of internal and external threats that evaluates changes to the information risk landscape to inform the program enhancements to be made in the future to rapidly respond and recover from potential attacks, including rebuild and recovery protocols for key systems. We evaluate our enterprise information security risk to ensure we address any unexpected or unforeseen changes in the risk environment or our systems and the resulting impacts are communicated to the Company’s overall enterprise risk management program. We believe our Chief Information Security Officer, who has over 20 years of experience managing information technology and cybersecurity matters, has the appropriate knowledge, experience and expertise to effectively manage our cybersecurity program.

The Board of Directors has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our Chief Information Security Officer as well as other members of the senior leadership team. The Board also receives periodic updates from management and the Audit Committee on cybersecurity risks.

As of December 31, 2023, the Company had not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition, but there can be no assurance that any such risk will not materially affect the Company in the future, especially in light of the continuing efforts of sophisticated hackers to develop new means, and more effective versions of existing means, accessing and fraudulently exploiting companies’ computer and network systems and communications systems. For further information about the cybersecurity risks we face, and potential impacts, see Part I, Item 1A, “Risk Factors.”

April 2024 Email Spoofing Incident. At 10:25 p.m., local Hong Kong SAR time, on April 9, 2024, the Company received information that indicated a possible email spoofing incident involving a wire transfer payment of accounting fees owed to the Company’s public auditor. By April 11, 2024, the Company verified that the Company had wired $30,825 as an intended payment of accounting fees owed to the public auditor to a third-party bank account on March 27, 2024, as a result of email spoofing presenting an invoice under the identity of the public auditor. An internal incident report was distributed by the Company’s Chief Information Security Officer about this email spoofing incident to Company’s senior officers, finance department personnel, Audit Committee and the Board. Based on conversations with Company’s bank and local law enforcement, the Company does not believe that recovery of the $30,825 payment is possible. As a result of an internal review of this email spoofing incident involving the senior officers of the Company, the Company’s Chief Information Security Officer and Company’s Audit Committee, the Company adopted the following actions as of April 12, 2024:

- Only verified email addresses allowed for incoming and outgoing emails by the Company email system;

- Briefing company personnel about the incident and cybersecurity safeguard measures adopted;

- Overall enterprise information security risk management assessment, overseen by our Chief Information Security Officer, to determine any additional safeguards, both technology based and internal processes, for email spoofing and related cybersecurity risks; and

- Established regular cybersecurity and information technology matters and related risk exposure reports and briefings of Audit Committee.

The Company does not believe the April 2024 email spoofing incident was “material” due to the limited amount of money involved and the corrective measures adopted to prevent future incidents of a similar nature.

The Company identified another email spoofing effort in May 2014 by a scammer pretending to be one of the Company’s subsidiaries and asking an existing customer for payment owed to the subsidiary to be sent to the scammer’s bank account. This effort was detected by the Company and the customer and no money was sent to the scammer’s bank account.

Company or its legal counsel filed reports of these incidents with appropriate regulatory and enforcement agencies in the appropriate jurisdictions.

ITEM 2. PROPERTIES.

We own no real property. Our company and subsidiary operations leases the following office spaces:

1)	Unit 608, 6/F, Sunbeam Centre, 27 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong
2)	Room 04&06-07, 23/F, Newpoly Tower, No. 2 Zhong Shan Liu Road, Guangzhou, China 510180
3)	Room 2663, 2665 & 2667, 26/F, Oriental Plaza, Jianshe Road, Luohu District, Shenzhen , China
4)	Unit 1&2, 2/F, Building A7, 700 Yishan Road, Xuhui District, Shanghai, China
5)	Room 1107, 2/F, No.15 West Majiapu Road, Fengtai District, Beijing, China 100068
6)	Unit 902, The Orient Square, Emerald Ave, Ortigas Center, Pasig City, Metro Manila 1605
7)	Unit 2602-2603, Orient Square Building, F. Ortigas Jr. Road, Ortigas Center, Pasig City, Metro Manila 1605
8)	Room T1-806, Greenland Center, No. 319, Section 1, Furong Middle Road, Kaifu District, Changsha, China
9)	10/F, FT Life Tower, 18 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong

We believe that the above space is sufficient for our current operations. We paid $478,595 in aggregate lease payments in fiscal year 2023 for the above spaces. We moved our principal executive offices to 10/F, FT Life Tower, 18 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong on February 19, 2024. The lease for these offices has a term of 3 years and an annual rent of $150,330 for first year. We believe that these offices are adequate for our immediate needs.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Common Stock of VEII was quoted on OTCQB under the trading symbol “VEII” until July 1, 2024. On July 2, 2024, the Common Stock of VEII was quoted on the Pink Sheets Limited Information. The CUSIP number for our common stock is 829348200. Because we were quoted on OTCQB and now quoted on the Pink Sheets Limited Information and is lightly traded, has no primary market makers and no coverage from securities firms, and has a large percentage of the issued shares held by corporate insiders, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. We are not aware of any stock analysts who cover our common stock or publish reports on our company or our common stock.

Holders

As of December 31, 2023, there were approximately 57 stockholders of record of our Common Stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Dividend Policy

We have not paid any cash dividends on our Common Stock for the years ended December 31, 2023 and 2022. Our business strategies or our financial condition may require us to retain future earnings for overhead and business development costs. As such, investors should not invest in our Common Stock on the assumption that it will pay a regular or periodic dividend or pay any future dividend.

Subject to restrictions imposed by Nevada laws, our Board of Directors has complete discretion on whether to pay dividends, subject to legal requirements and possible shareholder consent. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our shareholders.

Securities Authorized for Issuance under Equity Compensation Plans

In July 2022, the Company adopted a 2022 Equity Incentive Plan or “Plan”. The Company has not issued or granted any incentive compensation under the Plan in 2023 or as of the date of the filing of this Form 10-K.

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2023 that went undisclosed in a quarterly report on this Form 10-K, Form 10-Q or a current report on Form 8-K that was filed during the period.

Purchases of Equity Securities

No repurchases of our Common Stock were made during the fiscal year 2023.

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

Overview of our Business

Value Exchange International, Inc. Current Business and Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry. A general trend affecting our IT Business is the trend of increasing competition for skilled labor. With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets. We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong, Philippines and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail. We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2022 or 2023.

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

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing. We have not seen any significant impact of cloud computing on our IT Business in fiscal year 2023, but we perceive that the expansion of cloud computing coupled with IT services and products could allow foreign companies to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core markets as well as in the Philippines. We may find it more difficult to compete for IT Business in Hong Kong and China, and perhaps the Philippines, if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems. The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets as well as the Philippines.

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

Regulatory Compliance Costs. As a U.S. public company with operations in Hong Kong, PRC and Philippines, we are subject to U.S. and foreign laws and regulation. The need to comply with laws and regulations in these jurisdictions may impose additional operating expenses or restrictions on our business operations. Due to the potential threat of delisting of our Common Stock under the Holding Foreign Companies Accountable Act (“HFCAA”) as a Commission Identified Issuer under Commission HFCAA-related rules, the Company transitioned from a Hong Kong-based public auditor to a U.S.-based U.S. auditor on May 25, 2023. The additional audit cost resulting from that transition is estimated, as of the date of this filing of the report, to be $168,388 for audit services for fiscal year 2023. Further, continuing political and economic tensions between the U.S. and PRC may result in other laws or regulations that increase the cost of regulatory compliance for the Company. As of the fiscal year 2023, the Company has been able to fund regulatory costs.

COVID 19 Pandemic. COVID 19 pandemic affected our primary operations in Hong Kong SAR and Manila, Philippines in first fiscal quarter of 2020 by forcing limited business travel, remote work arrangements by personnel, customers suspending or reducing operations and use of third party services and suspension or cancellations of normal business activities by us and customers, which restrictions occurred at times in 2021 and 2022. During the fiscal year 2023, COVID 19 did not significantly disrupt our normal business operations in Hong Kong SAR and China. While there has been an easing restrictions on businesses in 2023, especially in Hong Kong, the uncertainty about new variants of COVID 19 virus emerging, especially variants that are not affected by current vaccines, creates an ongoing uncertainty about the future impact of COVID 19 that cannot be projected.

Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. Company has not sought and does not intend to seek any assistance under the CARES Act as of the date of this Form 10-K report. Our operations and personnel are not based in the U.S.

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

During January 2017, VEI CHN acquired 100% common stock of TapServices, Inc. (“TSI”) for total consideration being $202,636. TSI is a limited liability corporation organized under the laws of the Philippines on March 24, 2009. TSI operations have been managed by Mr. Benny Lee, a director of VEI SHG. TSI commenced revenue generating operations in 2010 and focused on software and computer hardware maintenance on point of sale or “POS” systems for local Manila, Philippines businesses. Recent years, TSI business model has been to engage in the business of providing information, data, and communications technology services, to supply and deal in all related products, including computer hardware, software and application products, and to own, design, install, maintain, operate, integrate, sell, lease or otherwise deal in such systems, facilities, gateways, equipment, devices and POS terminals in the retail business. TSI’s business line is essentially similar to the business line of VEI CHN Group in information technology and computer system consulting services and related products’ sales. The customer base of TSI includes Robinson Retails Group (“RRG”), Ministop Convenience Stores, and Watson’s Personal Health and Care (Phil.) Inc. in the Philippines. In 2023, TSI achieved of $1.56 million in gross revenues. TSI customarily combines maintenance contracts with hardware sales. TSI geographical market is the greater Manila, Philippines region and adjacent areas.

Throughout fiscal year 2023, we focused on the IT Business, and sought to expand its services to commercial customers in PRC and Asia Pacific Region when general economic conditions are favorable for expansion, which requires adequate, affordable funding are available. Funding obtained to date has been dedicated to existing operations. Additional funding for any expansion of business and markets may not be available in 2024. This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer order in our core markets of Hong Kong SAR and China rather than prospective new markets.

Financial Performance Highlights

The following are some financial highlights for the 2023:

•	Net revenue: Our net revenues were $12,030,325 for the year ended December 31, 2023, as compared to $10,924,330 for the year ended December 31, 2022, an increase of $1,105,995 or 10.1%.

•	Gross profit: Gross profit for the year ended December 31, 2023 was $1,184,381 or 9.8% of net revenues, as compared to $1,695,469 or 15.5% of net revenues, for the year ended December 31, 2022, a decrease of $511,088 or 30.1%.

•	Loss from operations: Our loss from operations totaled $6,691,065 for the year ended December 31, 2023, as compared to $193,755 for year ended December 31, 2022, an increase of $6,497,310 or 3,353.4%. The increase was mainly attributable to the decrease in our gross profit and increase in our general and administrative expenses.

•	Net loss/income: Our net loss totaled $6,734,911 for the year ended December 31, 2023, compared to $3,366 of net income for the year ended December 31, 2022, an increase of $6,738,277 or 200,186.5%.

•	Basic and diluted net loss per share was $0.18 and $0.00 for the year ended December 31, 2023 and 2022 respectively.

Results of Operations

Year Ended December 31, 2023 compared to the year ended December 31, 2022

The following table summarizes the results of our operations during the years ended December 31, 2023 and 2022 and provides information regarding the dollar and percentage increase or (decrease) from the 2022 year to the 2023 year.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2023 and 2022

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	2023	2022	Change
	US$	US$	US$	%
NET REVENUES
Service income	12,030,325	10,924,330	1,105,995	10.1
COST OF SERVICES
Cost of service income	(10,845,944)	(9,228,861)	(1,617,083)	17.5
GROSS PROFIT	1,184,381	1,695,469	(511,088)	(30.1)
Operating expenses:
General and administrative expenses	(7,892,826)	(2,001,268)	(5,891,558)	294.4
Foreign exchange gain (loss)	17,380	112,044	(94,664)	(84.5)
LOSS FROM OPERATIONS	(6,691,065)	(193,755)	(6,497,310)	3,353.4
OTHER INCOME (EXPENSES)	(4,076)	271,149	(275,225)	(101.5)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(6,695,141)	77,394	(6,772,535)	(8,750.7)
INCOME TAXES EXPENSES	(39,770)	(74,028)	34,258	(46.3)
NET (LOSS) INCOME	(6,734,911)	3,366	(6,738,277)	(200,186.5)

Net revenues. Net revenues were $12,030,325 for the year ended December 31, 2023, as compared to $10,924,330 for the fiscal year ended December 31, 2022, an increase of $1,105,995 or 10.1%. This result was primarily attributable to the increase in our revenue from 1) hardware and consumables with revenue increasing from $1,439,553 for the year ended December 31, 2022 to $2,738,854 for the year ended December 31, 2023, and 2) sales of systems development and integration with revenue increasing from $240,858 for the year ended December 31, 2022 to $246,854 for the year ended December 31, 2023; offset by the decrease in our revenue from 3) systems maintenance with revenue decreasing from $9,243,919 for the year ended December 31, 2022 to $9,044,617 for the year ended December 31, 2023.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff and general overhead. Our cost of services were $10,845,944 or 90.2% of net revenues, for the year ended December 31, 2023, as compared to $9,228,861 or 84.5% of net revenues, for the year ended December 31, 2022, an increase of $1,617,083 or 17.5%. The increase in cost of services was mainly attributable to the increase in our contracting fees to suppliers and cost of technical staff for the growing demand of our service.

Gross profit. Gross profit for the year ended December 31, 2023 was $1,184,381 or 9.8% of net revenues, as compared to $1,695,469 or 15.5% of net revenues, for the year ended December 31, 2022. The decrease of gross profit was largely due to the increase in cost of services, offset by the increase in net revenues in 2023, as compared with 2022.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses were $7,892,826 or 65.6% of net revenues, for the year ended December 31, 2023, as compared to $2,001,268 or 18.3% of net revenues, for the year ended December 31, 2022, an increase of $5,891,558 or 294.4%. The primary reason for the increase was attributable to an increase in audit fee due to change of our auditor, staff costs due to back office position raised, allowance for amounts due from related parties made, accrual of potential tax penalty and inventory disposal and loss incurred in 2023, as compared with 2022.

Loss from operations. As a result of the above analysis, our loss from operations totaled $6,691,065 for the year ended December 31, 2023, as compared to $193,755 for year ended December 31, 2022, an increase of $6,497,310 or 3,353.4%. The increase was mainly attributable to the decrease in our gross profit and increase in general and administrative expenses.

Income taxes. The Company is subject to United States federal income tax at a tax rate of 21% in 2023 (2022: 21%) on any revenues subject to U.S. taxation. No provision for income taxes in the United States has been made as the Company had no U.S. source income taxable in the United States for the fiscal years ended December 31, 2023 and 2022.

VEI CHN and VEI HKG were formed in Hong Kong and subject to Hong Kong income tax at a tax rate of 16.5% for the year ended December 31, 2023. TSI was formed in Philippines and subject to an income tax rate of 30% for the year ended December 31, 2023. Our VEI SHG, VEI HN and SZH was formed in China and subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the “New EIT Law,” and its implementing regulations, both of which became effective on January 1, 2008. VEI SHG subject to an income tax rate of 25% for the year ended December 31, 2023.

Income taxes expenses amounted to $39,770 or 0.3% of net revenues for the year ended December 31, 2023, as compared to $74,028 or 0.7% of net revenues for the year ended December 31, 2022. The decrease was primarily attributable to the current tax expenses decrease for the year ended December 31, 2023.

Net (loss) income. As a result of the foregoing, we had a net loss of $6,734,911 for the year ended December 31, 2023, compared to net income of $3,366 for the year ended December 31, 2022, as a result of the factors described above concerning increase in cost of services and operating expenses, and decrease in other income, offset by increase in revenue.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $886,467. The following table provides detailed information about our net cash flow for all financial years presented in this report.

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

As such, our Hong Kong subsidiaries, Chinese subsidiaries and our Philippines subsidiary are funded by their respective internal cash inflows or, when necessary, by capital injection from VEI CHN. Our subsidiaries occasionally purchase goods or services from intra-group subsidiaries in other geographic locations, and payment is made directly into the operating subsidiary which is providing goods or services.

None of the Company or its consolidated subsidiaries have ever faced difficulties, restrictions or limitations on the ability to transfer cash which have been made between the Company, our subsidiaries in different jurisdiction, or to our U.S. investors due to any reasons, including but not limited to the interventions in or the imposition of restrictions and limitations by the Hong Kong or Chinese law or regulation governing the transfer of cash. However, there can be no assurance that there will not be additional or new laws, rules and regulations promulgated by, or other actions taken by, the Hong Kong or Chinese government authorities, which may lead to potential intervening in or imposing restrictions on the ability of the Company or our subsidiaries to transfer cash. In such events, our business, financial condition and results of operations may be materially and adversely affected. For a description of the risks facing the Company associated with our structure, please refer to “Item 1A. Risk Factors –Operational and Legal Risks Associated with being a U.S. Public Company with Chinese-Based and Hong Kong-Based Operations below at page 19 and further description of Chinese Laws and Regulations in Item 1. Business at page 16.

Except for the following aggregate intra-group cash flow, there were no other transfers of assets which have been made between our holding company or our subsidiaries, for the years ended December 31, 2022 and 2023:

(All amounts in U.S. dollars)

	Year Ended
	December 31,
	2023	2022
	US$	US$
Net cash used in operating activities	(2,094,904)	(821,842)
Net cash used in investing activities	(43,275)	(223,619)
Net cash provided by financing activities	2,800,489	996,948
Effect of exchange rate changes on cash and cash equivalents	15,381	(32,109)
Net increase in cash and cash equivalents	677,691	(80,622)
Cash and cash equivalents at the beginning of year	208,776	289,398
Cash and cash equivalents at the end of year	886,467	208,776

To the extent cash in the Company’s or its subsidiaries’ business is held in China or Hong Kong, or held by a Chinese or Hong Kong entity, those funds may not be available to fund operations of the Company or its subsidiaries or for other uses outside of China or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of the Company or its subsidiaries by the Chinese government to transfer cash. There can be no assurance the Chinese government will not intervene in or impose restrictions on the ability of the Company or its subsidiaries to transfer cash outside of China or Hong Kong. See: Item 1A Risk Factors, Operational and Legal Risks Associated with being a U.S. Public Company with Chinese-Based and Hong Kong-Based Operations at page 19.

Operating Activities

Net cash used in operating activities was $2,094,904 for the year ended December 31, 2023, which was a change of $1,273,062 from net cash used in operating activities $821,842 for the year ended December 31, 2022. The change was primarily attributable to the following:

1)	Net loss of $6,734,911 for the year ended December 31, 2023, compared to net income $3,366 for the year ended December 31, 2022; and

2)	A change of Accounts receivable and Inventory decreased our operating cash balances by $484,668 and $145,462 respectively; offset by

3)	A change of Accounts payable, Deferred income and Other payables and accrued liabilities increased our operating cash balances by $570,338, $432,396 and $2,204,021 respectively.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

Obligations	Total Due	Due in Less than 1 year	Due in 1-3 Years	Due in 4- 5 years	Due in more than 5 years
Operating lease obligations, including imputed interest	953,835	484,526	469,309	-	-

Investing Activities

Net cash used in investing activities decreased to $43,275 in the year ended December 31, 2023, which was a decrease of $180,344 or 80.6% from $223,619 for the year ended December 31, 2022. The decrease in net cash used in investing activities was attributable to the purchase of plant and equipment by $43,275 for the year ended December 31, 2023.

Financing Activities

Net cash provided by financing activities was $2,800,489 in the year ended December 31, 2023, which was an increase of $1,803,541 or 180.9% from $996,948 for the year ended December 31, 2022. The increase was attributable to the proceeds from bank loan, proceeds from loan from a related party, and proceeds from convertible loan by $450,000, $500,000, and $2,500,000 respectively; offset by cash used in repayment of finance lease liability, repayment of bank loan, and repayment of convertible loan by $500,000, and $99,943 respectively for the year ended December 31, 2023.

Cash transfer throughout our organization

Except for the following aggregate intra-group cash flow, there were no other transfers of assets which have been made between our holding company or our subsidiaries, for the years ended December 31, 2023 and 2022:

		2023	2022
From	To	US$	US$
VEI HKG	TSI	521,923	32,723
VEI HKG	VEI SHG	1,970,853	749,117
VEI CHN	VEI HKG	1,742,706	609,976
TSI	VEI SHG	-	47,202
HTS	VEI SHG	69,866	3,747
VEI SHG	VEI HN	234,958	280,733
VEI SHG	SZH	-	5,514
SZH	VEI SHG	11,772	-
HTS	VEI HKG	253,524	-

For a detailed description on the transfer of cash through our organization and details on the aggregate intra-group cash flow for the years ended December 31, 2023 and 2022, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Operating Results – Cash Flow” on page 33.

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

None of the Company or its consolidated subsidiaries have ever faced difficulties, restrictions or limitations on the ability to distribute earnings which have been made between the Company, our subsidiaries in different jurisdiction, or to our U.S. investors due to any reasons, including but not limited to the interventions in or the imposition of restrictions and limitations by the Hong Kong or Chinese law to distribute earnings. However, there can be no assurance that there will not be additional or new laws, rules and regulations promulgated by, or other actions taken by, the Hong Kong or Chinese government authorities, which may lead to potential intervention in or imposition of restrictions on the ability of the Company or our subsidiaries to distribute earnings, to transfer cash or on foreign exchange. In such events, our business, financial condition and results of operations may be materially and adversely affected. For a description of the risks facing the Company associated with our structure, please refer to Operational and Legal Risks Associated with being a U.S. Public Company with Chinese-Based and Hong Kong-Based Operations at page 19 and further description of Chinese Laws and Regulations in Item 1. Business at page 14.

Future Financings

We have included disclosures which discuss the matters which create substantial doubt as to whether we will be able to continue to operate as a going concern including the facts that the Company has incurred accumulated deficit of $5,820,548 from inception though December 31, 2023 and its ongoing source of revenue is not sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on the Company controlling its operating costs and obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to control its operating costs or obtain adequate capital, it could be forced to cease operations. We may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our services capacity, sales, marketing and branding activities or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Equity funding would be difficult due to the “penny stock” status of our common stock and the limited trading volume for our common stock. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects. If we are unable to control the operating costs or to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business and pursue our business plan.

On February 16, 2018, VEI SHG signed a January 24, 2018, stores equipment support agreement (“Agreement”) with the largest health care and beauty retailer (“Retailer”) in People’s Republic of China (“China”). Under the Agreement, the Retailer has contracted for site and preventive maintenance and support for computer and point of sale systems (“Systems”) as well as new store and store renovation install and migration services for Systems from the VEI SHG. The Agreement is non-exclusive, covers Retailer’s stores in the northern and eastern region of China and runs through December 2020. Gross revenue and net profit potential, if any, as well as the full extent of services by VEI SHG under the Agreement are uncertain at this time due to lack of sufficient operational experience as a service provider under the Agreement. The Agreement may require the Company to seek additional equity and/or debt funding to provide the capital needed to staff and purchase product under the Agreement. In March 2020, a renewal agreement signed with the Retailer, and related service extended to 2023. In January 2024, the Retailer agreed to extended related service until December 31, 2026. During fiscal year 2023, VEI SHG had $2.74 million in gross revenues from the work under the Agreement.

The Company’s strategic plan includes efforts to expand its markets by acquisitions of existing business operations in new markets or establishment of new sales offices in the new markets as well as expanding IT Business in existing markets. This effort has been hampered or delayed by lack of adequate funding or working capital from operations, COVID-19 pandemic impact on efforts to pursue such opportunities, the “penny stock” nature of our Common Stock and inability to locate suitable opportunities capable of consummation under then current circumstances and available resources. The ability of the Company to fund such expansion is not certain and the impact of any such funding on the Company’s liabilities and cash flow is uncertain until an expansion opportunity is identified, pursued and consummated. Expansion efforts of the Company, which the Company views as critical to achieving sustained profitability on a long-term basis, may be undermined by the Company’s limited cash flow from operations and from the lack of affordable, adequate funding from outside sources. The ability of the Company to raise funding is also severely hampered by its penny stock status and lack of an active public stock market in its Common Stock. While the Company has obtained debt funding in 2023, this funding has been used for existing operational overhead and business development in established markets. Additional funding or an increase in cash flow from operations would be needed to fund any expansion efforts.

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

5.	Value Exchange Int’l (Hunan) Limited, a subsidiary of the Company with 51% ownership incorporated in Hunan as a private company on November 15, 2018.

6.	Shanghai Zhaonan Hengan Information Technology Co., Limited, a subsidiary of the Company with 51% ownership incorporated in Hunan as a private company on February 10, 2020.

7.	Smart Reward Express Limited, an associate of the Company with 50% ownership incorporated in Hong Kong as a private company in July 2021.

8.	Haomeng Technology (Shenzhen) Co., Limited, a subsidiary of the Company with 100% ownership incorporated in Shenzhen as a private company in January 2022.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2023:

	Place of incorporation	Ownership percentage
		2023	2022
Value Exchange International, Inc.	USA	Parent Company	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	100%
TapServices, Inc.	Philippines	100%	100%
Value Exchange Int’l (Hunan) Limited	PRC	51%	51%
Shanghai Zhaonan Hengan Information Technology Co., Limited	PRC	51%	51%
Smart Reward Express Limited	Hong Kong	50%	50%
Haomeng Technology (Shenzhen) Co., Limited	PRC	100%	100%

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

Accounts receivable, other receivables, and current expected credit losses

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for credit losses is adequate. An estimate for credit losses is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for credit losses when identified. As of December 31, 2023 and 2022, allowance for uncollectible accounts receivable amounts to $155,301 and nil, respectively; and there was no allowance for uncollectible other receivables. Management believes that the remaining accounts receivable and other receivables are collectable.

The company evaluated the accounting standards update related to the Current Expected Credit Losses (“CECL”) and adequate allowance for uncollectible accounts receivable have been made during 2023.

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

Goodwill

Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired. Goodwill is not amortized, but is instead tested for impairment annually. As of December 31, 2023 and 2022, the NAV of TSI are well above the value of the goodwill, and therefore, no impairment consider necessary.

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2023 and 2022.

	2023	2022
	US$	US$
NET REVENUES
Service income
- systems development and integration	246,854	240,858
- systems maintenance	9,044,617	9,243,919
- sales of hardware and consumables	2,738,854	1,439,553
	12,030,325	10,924,330

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

Foreign currency translation

The functional currency and reporting currency of the Company is the U.S. Dollar. (“US$” or “$”). The functional currency of the Hong Kong subsidiaries is the Hong Kong Dollar. The functional currency of the Chinese subsidiaries is RMB. The functional currency of the Philippine subsidiary is Peso. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the exchange rate as quoted by the Hong Kong Monetary Authority (“HKMA”) at the end of the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments resulting from this process are included in accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Year ended	December 31, 2023	December 31, 2022
RMB : USD exchange rate	7.0605	6.7046
Average period ended
HKD : USD exchange rate	7.800	7.800
Average period ended
PESO : USD exchange rate	53.9664	53.7447
Average period ended

Year ended	December 31, 2023	December 31, 2022
RMB : USD exchange rate	7.1155	6.9143
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	53.9792	54.7368

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2023 and 2022 begins on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 25, 2023, the Company ended the engagement of Zhen Hui Certified Public Accountants, a Hong Kong SAR based public accounting firm, as the Company’s independent registered public accounting firm. The Audit Committee of the Board of Directors of the Company approved the ending of the engagement of Zhen Hui as public auditors. On May 25, 2023, the Company’s Board of Directors ratified the appointment of Grassi & Co. CPAs P.C., based in Jericho, New York, as the Company’s new independent registered public accounting firm, effective as of May 25, 2023.

Grassi & Co. CPAs P.C. (“Grassi”) has provided the Company with the required independent letter under Rule 3526 of Public Company Accounting Oversight Board rules.

Grassi’s report on the financial statements for the fiscal year ended December 31, 2023, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting.

During the fiscal year ended December 31, 2023, (i) there were no disagreements with Grassi on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Grassi, would have caused Grassi to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there were resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As of December 31, 2023, based on that evaluation, our management concluded that the Company did not maintain effective controls over financial reporting due to the following material weaknesses have been identified in the Company’s internal control over financial reporting as of December 31, 2023:

(1)	The Company did not maintain sufficient internal controls regarding disclosures.
(2)	The Company did not maintain sufficient internal controls regarding revenue cut-off.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there were resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls over Financial Reporting; Remediation of Weakness

We continue taking steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this Annual Report on Form 10-K, we have not been able to completely remediate the material weaknesses identified above. During the 2024 fiscal year, the Company will document and test the remediations put in place. Such remediation includes the following:

•	The Chief Executive Officer will complete the appropriate disclosure check list for the required filings. The Chief Financial Officer will review the completion of this checklist in a timely manner for inclusion of all necessary disclosures.
•	The company will strengthen the revenue cut-off procedures, and the management will review the filing and taking proper correcting procedures.
•	The Audit Committee will review all remediation efforts and effectiveness on a fiscal quarterly basis with management as part of the Audit Committee’s oversight duties.

We are committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls. The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time, including engagement of third party financial and accounting consultants to assist with remediation and review of remediation efforts.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this Form 10-K but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

On May 25, 2023, the Company terminated the engagement of its Hong Kong based public auditor and engaged Grassi & Co., based in Jericho, New York, as the Company’s public auditor for fiscal year 2023. As such, the Company believes that it will not be designated a Commission identified issuer under the HFCAA and will not be subject to delisting of the Common Stock under the HFCAA and related SEC rules as of the filing of this Form 10-K.

See also: Holding Foreign Companies Accountable Act. PCAOB Vacates Determination regarding Inability to Fully Investigate and Inspect Chinese and Hong Kong Auditors at page 14.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company has adopted a code of ethics that applies to the Company’s directors, officers and employees, including the Chief Executive Officer and the Chief Financial Officer and any other persons performing similar functions. The text of our code of ethics, “Code of Ethics,” has been posted on our website at https://www.value-exch.com. The Company will provide a copy of the code of ethics without charge upon request to Corporate Secretary, Value Exchange International, Inc., 10/F, FT Life Tower, 18 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong SAR. Contents of URL’s referenced in this Form 10-K are not incorporated in this Form 10-K.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our executive officers, directors and significant employees and titles as of the date of the filing of this Form 10-K.

Name	Position with the Company	Age	Director Since
Kenneth Tan	Chief Executive Officer, President and Director	60	08/26/13
Bella Tsang	Secretary and Director	58	08/26/13
Ambrose Chan	Director	79	12/17/21
Calinda Lee	Director	55	02/21/20
Vincent Lum	Director	61	05/18/21
Robert Trapp	Director	68	04/08/22
Frankie Wong	Director	53	04/08/22
Aston Wong	Director	53	04/08/22
Danny Lim	Director	32	12/08/23
Channing Au	Chief Financial Officer and Treasurer	45	Not applicable

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

Chan Heng Fai (“Ambrose Chan”). Joined the Company in December 2021 as a non-executive director of the Company. Mr. Chan is an expert in banking and finance with 45 years of experience in these industries. He has restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as the Chief Executive Officer and the Executive Chairman of the Board of Alset Inc. (formerly known as Alset Ehome International Inc.), a Nasdaq listed company, since March 2018 and is personally and through an entity the largest shareholder of Alset Inc. Mr. Chan has served as a director of Hapi Metaverse, Inc. (formerly known as GigWorld. Inc.), a public company reporting to SEC, since October 2014 and as the Executive Chairman of the Board since December 2017. Mr. Chan previously served as Hapi Metaverse Inc.’s Chief Executive Officer from December 2014 until June 2017 and from August 2018 until September 2020. Hapi Metaverse Inc.’s majority shareholder is Alset Inc. Mr. Chan has served as a director of Alset International Limited, a SGX listed company, since May 2013 and as the Chief Executive Officer since March 2014 and as the Executive Chairman since June 2017. Mr. Chan has served as a director of LiquidValue Development Inc., a public company reporting to SEC, since January 2017, as the Chairman of the Board and the Chief Executive Officer since December 2017. Mr. Chan has served as a director of DSS, Inc., a NYSE listed company, since January 2017 and as the Executive Chairman of the Board since March 2019. Mr. Chan has served as the Chairman of the Board of HWH International Inc. (formerly known as Alset Capital Acquisition Corp.), a Nasdaq listed company, since October 2021. Mr. Chan has served as a director of Sharing Services Global Corporation, an OTC Pink listed company, since April 2020 and as the Chairman of the Board since July 2021.

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

Lum Kan Fai (“Vincent Lum”). Joined the Company in May 2021 as an non-executive director of Company. Mr. Lum currently is the President of Digital Group of Document Security Systems, Inc. (“DSS”), a New York Stock Exchange listed company and the President of DSS Asia, a subsidiary of DSS. Mr. Lum is responsible for profit and loss, long term development of DSS’ digital product division and the Asia Pacific operations of DSS. Mr. Lum is also Vice Chairman of the Board of Directors of Hapi Metaverse Inc. Mr. Lum has served as a member of the Hapi Metaverse Inc. Board of Directors since June of 2015.  Mr. Lum served as Chief Technology Officer (“CTO”) of Hapi Metaverse Inc. from June of 2015 until June of 2017.  In June of 2017, Hapi Metaverse Inc. appointed Mr. Lum Kan Fai as the it Chief Executive Officer and President, and Mr. Lum resigned as its Chief Technology Officer.   In December of 2017, Mr. Lum Kan Fai resigned as Hapi Metaverse Inc.’s chief executive officer and President and was appointed as its Vice Chairman of the Company’s Board of Directors. Effective as of March 7, 2023, the registrant changed its name from “GigWorld Inc.” to “Hapi Metaverse Inc.” Previously, Mr. Lum held senior management positions with Vitop Holding, a HK listed company, York International (now Johnson Controls), Apple, Inc. and Datacraft Asia. Mr. Lum graduated from the University of Essex (United Kingdom) in 1985, with a first-class honor degree in Computer and Communication Engineering.

Robert Trapp. Joined the Company in April 2022 as a non-executive directors of Company. Mr. Trapp currently is the Chief Executive Officer of BMI Capital International LLC, a FINRA broker-dealer, a position he has held since June 2015. Mr. Trapp has 38 years of cross-cultural business experience with both public and privately-owned companies in Asia, the United States and Canada, in a diverse range of industries including hospitality, finance, property, mining, software, biotech and consumer goods.

Wong Shui Yeung (“Frankie Wong”). Joined the Company in April 2022 as a independent non-executive directors of Company. Mr. Frankie Wong is a practicing member and fellow member of Hong Kong Institute of Certified Public Accountants and holds a bachelor’s degree in business administration. He has over 25 years’ experience in accounting, auditing, corporate finance, corporate investment and development, and company secretarial practice. Mr. Frankie Wong has served as an independent non-executive director of Alset International Limited, a SGX listed company, since June 2017. Mr. Frankie Wong has served as an independent non-executive director of Alset Inc., a Nasdaq listed company, since November 2021. Mr. Frankie Wong has served as an independent non-executive director of HWH International Inc. (formerly known as Alset Capital Acquisition Corp.), a Nasdaq listed company, since January 2022. Mr. Frankie Wong has served as an independent non-executive director of DSS, Inc., a NYSE listed company, since July 2022. Mr. Frankie Wong has served as an independent non-executive director of First Credit Finance Group Limited, a HKSE listed company, since February 2024. Mr. Wong’s knowledge of complex, cross-border financial, accounting and tax matters highly relevant to our business, as well as working experience in internal corporate controls, qualify him to serve as an independent member of the board.

Wong Tat Keung (“Aston Wong”). Joined the Company in April 2022 as a independent non-executive directors of Company. Mr. Aston Wong is a Fellow Member of Association of Chartered Certified Accountants and an Associate Member of the Hong Kong Institute of Certified Public Accountants. Mr. Aston Wong has served as the sole proprietor of Aston CPA and Associates, a registered certified public accounting firm. Mr. Aston Wong has served as an independent non-executive director of Alset International Limited, a SGX listed company, since January 2017. Mr. Aston Wong has served as an independent non-executive director of Alset Inc., a Nasdaq listed company, since November 2020. Mr. Aston Wong has served as an independent non-executive director of HWH International Inc. (formerly known as Alset Capital Acquisition Corp.), a Nasdaq listed company, since January 2022. Mr. Aston Wong has served as an independent non-executive director of Welife Technology Limited, a HKSE listed company. Mr. Aston Wong holds a Master in Business Administration degree (financial services) from the University of Greenwich, London, England. Mr. Aston Wong demonstrates extensive knowledge of complex, cross-border financial, accounting and tax matters highly relevant to our business, as well as working experience in internal corporate controls, making him well-qualified to serve as an independent member of the board. Mr. Wong serves on our Audit Committee, Nominations and Corporate Governance Committee and Compensation Committee.

Lim Sheng Hon Danny (“Danny Lim”). Joined the Company in December 2023 as a non-executive directors of Company. Mr. Lim has over 7 years of experience in business development, merger & acquisitions, corporate restructuring and strategic planning and execution. Mr. Lim liaises with corporate partners or investment prospects for potential working/ investment collaborations, operational subsidiaries locally and overseas to augment close parent-subsidiary working relationship. Mr. Lim has served as an Executive Director of Alset International Limited, a SGX listed company, and as the SVP, Business Development since July 2020. Mr. Lim has served as an Executive Director of Alset Inc., a Nasdaq listed company, since October 2022 and as the Chief Business Development since March 2024. Mr. Lim has served as director of DSS, Inc., a NYSE listed company, since October 2023. Mr. Lim has served as the Chief Strategy Officer of HWH International Inc. (formerly known as Alset Capital Acquisition Corp.), a Nasdaq listed company, since January 2024 and as the Chief Operating Officer since February 2024. Mr. Lim graduated from Singapore Nanyang Technological University with a bachelor’s degree with honors in Business, specializing in Banking and Finance.

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

He is an experienced businessman. He is an expert in banking and finance with 45 years of experience in these industries. He has restructured numerous companies in various industries and countries during the past 40 years. He is the Chief Executive Officer and Chairman of Alset Inc.; Executive Chairman of Hapi Metaverse Inc. (formerly known as GigWorld Inc.). He also serves or has served as a director and senior executive officer for several public listed companies, including current service as Chairman of the Board of Alset Inc. and HWH International Inc. (formerly known as Alset Capital Acquisition Corp.) which are listed on Nasdaq, Alset International Limited which is listed on SGX, DSS, Inc. which is listed on NYSE, and Sharing Services Global Corporation which is listed in OTC Pink Marketplace.

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

He holds a Bachelor of Commerce degree from the University of Calgary and a Bachelor of Applied Arts in Hospitality & Tourism Management from Ryerson University in Toronto, Canada. He is the Chief Executive Officer of BMI Capital International LLC, a FINRA broker-dealer since June 2015, and Vice-President at DSS Wealth Management, Inc., director of Alset Inc from November 2020 to November 2021. He also served as a director and senior executive officer for several companies, including General Manager of SeD Development Management LLC, director of American Premium Water Corporation (now known as New Electric CV Corporation), director of Sharing Services Global Corporation, director of Theralink Technologies Inc., director of Amarantus Bioscience Holdings Inc. and director of Hapi Metaverse Inc. (formerly known as GigWorld Inc.).

Frankie Wong	Director

He is a practicing member and fellow member of Hong Kong Institute of Certified Public Accountants and a member of Hong Kong Securities and Investment Institute and holds a bachelor’s degree in business administration. He has over 25 years’ experience in accounting, auditing, corporate finance, corporate investment and development, and company corporate secretarial practice. He has served as an independent non-executive director of Alset Inc. and HWH International Inc. (formerly known as Alset Capital Acquisition Corp.), which are listed on Nasdaq, and as an independent non-executive director of Alset International Limited which is listed on SGX, and as independent non-executive director of First Credit Finance Group Limited which is listed on HKSE.

Aston Wong	Director

He is a Certified Public Accountant admitted to practice in Hong Kong. He is a Fellow Member of Association of Chartered Certified Accountants and an Associate Member of the Hong Kong Institute of Certified Public Accountants. He holds a Master in Business Administration degree (financial services) from the University of Greenwich, London, England. He has served as the sole proprietor of Aston CPA and Associates, a registered certified public accounting firm. He also has served as independent non-executive director for several companies, including Alset International Limited which is listed on SGX, Alset Inc. and HWH International Inc. (formerly known as Alset Capital Acquisition Corp.) which are listed on Nasdaq, and Welife Technology Limited which is listed on HKSE.

Danny Lim	Director

He currently serves as Senior Vice President and Executive Director of Alset International Limited which is listed on SGX, as Executive Director and Chief Business Development of of Alset Inc. which is listed on Nasdaq, as director of DSS Inc. which is listed on NYSE, as Chief Strategic Officer and Chief Operating Officer of HWH International Inc. (formerly known as Alset Capital Acquisition Corp) which is listed on Nasdaq. He has an extensive background in business development, corporate restructuring, strategic planning and execution. He graduated from Singapore Nanyang Technological University with a bachelor’s degree with honors in Business, specializing in Banking and Finance.

Significant Employees. Mr. Tan and Mr. Au as senior officers are deemed key personnel. Benny Lee, a director of VEI SHG, has extensive experience in the IT Business and is important to Company’s strategic knowledge base and planning as well as the Board of Director’s understanding of the IT industry in China and Hong Kong and business development in those markets.

Audit Committee and Other Board Committees. The VEII Board of Directors had no nominating or compensation committee in fiscal year 2023. The Company relies on the Board of Directors to perform the functions typically performed by a compensation and nominating committee. As of the date of the filing of this Form 10-K with the SEC, the Audit Committee members are non-executive/employee director Robert Trapp, and independent directors Frankie Wong and Aston Wong.

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

By virtue of business or employment/engagement relationships, the member of the Audit Committee Robert Trapp is affiliated with Director Chan Heng Fai and certain companies that Mr. Chan controls or has a significant influence over. The two existing credit lines extended to the Company were made by companies affiliated with Mr. Chan. This affiliation results in the Audit Committee member recusing himself from any consideration of fairness of any transactions with or involving Mr. Chan or his affiliated companies and results in the disinterested directors of the Company making that determination. Further, as a result of this affiliation, the members of the Audit Committee are deemed to be independent directors under the standard that an independent director is one who is free of any material relationship with the Company of its management.

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

Stockholder Communication with the Board of Directors

Stockholders may communicate with the Board of Directors of VEII by sending a letter to our Board of Directors, c/o Corporate Secretary, 10/F, FT Life Tower, 18 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong (for submission to the board or committee or to any specific director to whom the correspondence is directed.) Stockholders communicating through this means should include with the correspondence evidence, such as documentation from a brokerage firm, that the sender is a current record or beneficial stockholder of the Company. All communications received as set forth above will be opened by the Corporate Secretary or his designee for the sole purpose of determining whether the contents contain a message to one or more of our directors.

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

All audit and audit-related services performed by our principal accountant during the fiscal year ended December 31, 2023 were approved by our audit committee.

Code of Ethics

We have adopted a written code of ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, or persons performing similar functions, a copy of which is attached as Exhibit 14 to the Quarterly Report on Form 10-Q as filed with the SEC on July 20, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve months periods ended, December 31, 2023, 2022 and 2021. No other executive officer received compensation greater than $100,000 during any fiscal year.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Tan (1)	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bella Tsang (2)	2023	43,077	-0-	-0-	-0-	-0-	-0-	-0-	43,077
	2022	39,744	-0-	-0-	-0-	-0-	-0-	-0-	39,744
	2021	64,103	-0-	-0-	-0-	-0-	-0-	-0-	64,103
Calinda Lee (3)	2023	33,462	-0-	-0-	-0-	-0-	-0-	-0-	33,462
	2022	30,769	-0-	-0-	-0-	-0-	-0-	-0-	30,769
	2021	30,769	-0-	-0-	-0-	-0-	-0-	-0-	30,769
Channing Au (4)	2023	46,154	-0-	-0-	-0-	-0-	-0-	-0-	46,154
	2022	46,154	-0-	-0-	-0-	-0-	-0-	-0-	46,154
	2021	46,154	-0-	-0-	-0-	-0-	-0-	-0-	46,154

Footnotes:

(1)	Mr. Kenneth Tan was appointed as Chief Executive Officer and a Director of the Company as of August 26, 2013.
(2)	Ms. Bella Tsang was appointed as Secretary and Director of the Company as of August 26, 2013, and was appointed as Treasurer and principal financial officer of the Company as of June 25, 2015; and on October 29, 2015, she resigned as a Treasurer and principal financial officer of the Company.
(3)	Ms. Calinda Lee was appointed as Director of the Company as of February 21, 2020.
(4)	Channing Au was appointed as Chief Financial Officer and Treasurer of the Company as of November 5, 2015.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or non-exercisable options, as of the years ended December 31, 2023.

Long-Term Incentive Plans

There are no arrangements or plans currently used and in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Director Compensation

None of the directors received compensation for director services during the fiscal year ending December 31, 2023, except Vincent Lum, a non-executive director, receives an annual director fee of $30,770.

Pension Benefits

No named executive officers received or held pension benefits and the Company does not maintain a pension benefit plan during the fiscal year ended December 31, 2023.

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

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of the fiscal year ended December 31, 2023 (i) by each of our directors; (ii) by each of our named executive officers; (iii) by all of our executive officers and directors as a group; and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 31, 2024, there were 43,500,762 shares of our common stock outstanding:

		December 31, 2023
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Ambrose Chan (3) 7 Temasek Blvd. #29-01B Suntec Tower One Singapore U0 038987	Common	21,587,429	49.63%
Kenneth Tan (4) Block A1 35h Fl The Beverly Hills 6 Broadwood Hong Kong	Common	2,563,725	5.89%
Bella Tsang (5) Unit 02-03, 6/F. Block B, Shatin Industrial Centre, 5-7 Yuen Shun Circuit, Shatin, N.T., Hong Kong	Common	4,905,461	11.28%
Calinda Lee (6) Unit 02-03, 6/F. Block B, Shatin Industrial Centre, 5-7 Yuen Shun Circuit, Shatin, N.T., Hong Kong	Common	-	-
Vincent Lum (7) 4800 MONTGOMERY LANE #210 BETHESDA, MD, 20814, USA	Common	-	-
Robert Trapp (8) 3172 31st Street, Apt 6C, Queens, New York 11106	Common	-	-
Frankie Wong (9) 7/F, Skyway Centre, 23 Queen’s Road West, Sheung Wan, Hong Kong	Common	-	-
Aston Wong (10) Flat G, 28/F., Block 8, Island Harbourview, 11 Hoi Fai Road, Tai Kok Tsui, Kowloon, Hong Kong	Common	-	-
Danny Lim (11) 9 Temasek Boulevard #16-04 Suntec Tower Two Singapore 038989	Common	-	-
Channing Au (12) Unit 02-03, 6/F. Block B, Shatin Industrial Centre, 5-7 Yuen Shun Circuit, Shatin, N.T., Hong Kong	Common	-	-
All Officers and Directors as a Group	Common	29,056,615	66.8%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 43,500,762 issued and outstanding shares of VEII Common Stock as of December 31, 2023.

(3)	Ambrose Chan is a Director of the Company and was appointed on December 17, 2021. His ownership consists of 95,000 shares of Common Stock personally held by him; and the following shares for which he is deemed to be have a shared ownership interest: 21,120,795 shares of Common Stock held by Hapi Metaverse Inc., (formerly, “GigWorld, Inc.”), a Delaware corporation subject to the reporting requirements of the Securities Exchange Act of 1934; 39,968 held by BMI Capital Partners International Limited; 18,512 held by LiquidValue Development Pte Ltd., which is a subsidiary of Alset Inc.; and 313,154 shares held by Decentralized Sharing Systems, Inc. Effective as of March 7, 2023, the registrant changed its name from “GigWorld Inc.” to “Hapi Metaverse Inc.”

(4)	Kenneth Tan is the Company's Chief Executive Officer, President and a Director.

(5)	Bella Tsang is the Company's Secretary, and a Director of the Company.

(6)	Calinda Lee is a Director of the Company and was appointed on February 21, 2020.

(7)	Vincent Lum is a Director of the Company and was appointed on May 18, 2021.

(8)	Robert Trapp is a Director of the Company and was appointed on April 8, 2022.

(9)	Frankie Wong is a Director of the Company and was appointed on April 8, 2022.

(10)	Aston Wong is a Director of the Company and was appointed on April 8, 2022.

(11)	Danny Lim is a Director of the Company and was appointed on December 8, 2023.

(12)	Channing Au is the Company's Chief Financial Officer and Treasurer appointed on November 5, 2015.

Delinquent Section 16(a) Reports. Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership of our Common Stock with the SEC. Based on the information available to us, we believe that in 2023, and to date in 2024, all applicable Section 16(a) reports were timely filed.

Change in Control. Other than as disclosed in this Form 10-K about the conversion rights of certain lenders, we do not currently have any arrangements which if consummated may result in change of control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Our executive officers, directors and their affiliated entities will beneficially own or control approximately 66.8% of the outstanding shares of our Common Stock. Accordingly, these executive officers, directors and their affiliated entities, acting as a group, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, dissolution, or any other significant corporate transaction. Except as set forth in the footnotes of the attached financial statements, and except for the VEI CHN Share Exchange, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

As previously reported, the Company entered into two credit lines, two in 2023 for $1.5 million and $1 million principal amount respectively, and the other in 2022 for $1 million principal amount, with lenders that are affiliated with directors Chan Heng Fai and Lum Kan Fai. One lender is Hapi Metaverse Inc. (formerly known as “GigWorld, Inc.”). Mr. Chan is the Executive Chairman of Hapi Metaverse Inc. Hapi Metaverse Inc.’s majority shareholder was Alset International Limited (“AIL”). Effective as of August 30, 2022, AIL sold 505,341,376 shares of Hapi Metaverse Inc.’s common stock to Alset Inc. for $1,500,000. AIL’s majority shareholder is Alset Inc. Mr. Chan is personally and through an entity he controls the largest shareholder of Alset Inc. Mr. Chan is the Chief Executive Officer and Chairman of AIL. Director Lum Kan Fai is Vice Chairman of the Board of Directors of Hapi Metaverse Inc. as well as affiliated with Mr. Chan and certain of his affiliated companies by virtue of service as a director and officer of those companies. Directors Robert Trapp is also affiliated with Mr. Chan and certain of his affiliated companies by virtue of services as a director, officer or professional advisor to those affiliated companies. As a result of these affiliations, the two credit lines were reviewed and approved by the Company directors who were not affiliated with Mr. Chan or his affiliated companies.

A summary of existing loans or credit lines of the Company are:

(1)   The Company and American Pacific Bancorp, Inc., a Texas corporation located in Houston, Texas, (“APB”) signed a Loan Agreement, Security Agreement and Revolving Credit Promissory Note, each dated July 26, 2022 (but fully executed and closed as of July 27, 2022), whereby APB provided a $1 million secured revolving credit line to the Company. APB is deemed to be controlled with Chan Heng Fai by virtue of Mr. Chan’s equity ownership of parent company of APB and his service as the Executive Chairman of the parent company of APB.

(2)   On January 27, 2023, Lender and NECV entered into the January Credit Agreement. On February 23, 2023, the Company made a loan in the amount of $1,300,000 to the Company pursuant to the January Credit Agreement. On September 6, 2023, Lender converted $1,300,000 of the principal amount loaned to the Company into 7,344,632 shares of Company’s Common Stock. Under the terms of the January Credit Agreement, the Company received common stock warrants to purchase a maximum of 36,723,160 shares of Company Common Stock at an exercise price of $0.1770 per share. The warrants expire five (5) years from date of their issuance. Mr. Chan is deemed to control the Lender by virtue of his ownership of shares of Alset Inc. (“Alset”), which owns 99.693% of the issued and outstanding shares of Lender’s common stock, and his position as Executive Chairman of the Board of Directors of the Lender and as Chairman of the Board of Directors and Chief Executive Officer of Alset. Mr. Lum is Vice Chairman of the Board of Directors of the Lender. Mr. Chan also controls NECV by virtue of his ownership of approximately 97.6% of issued shares of NECV common stock. Robert H. Trapp, a director of the Company, is also a director of NECV.

(3)   On September 28, 2023, the Company entered into a Loan Agreement and Promissory Note (collectively, the “AIL Loan Agreement”) with AIL for an unsecured loan of Five Hundred Thousand U.S. Dollars and No Cents (USD$500,000.00) principal amount (“Principal”) to the Company. Principal accrues simple interest at Eight Percent (8%) per annum. Repayment of Principal and accrued interest thereon is to be made as follows: Principal will be paid in a single lump sum payment on or by the six (6) month anniversary of the effective date of the AIL Loan Agreement, being March 28, 2024, (being the “Maturity Date”); and Interest accrued on Principal shall be paid on the last business day on a calendar monthly basis with initial accrued Interest payments commencing on September 28, 2023. AIL is a majority-owned subsidiary of Alset. Mr. Chan owns approximately 53.5% of the issued shares of common stock of Alset and Mr. Chan is the Chairman and Chief Executive Officer of Alset and Executive Chairman of the Board of Directors of AIL. Mr. Lim is an Executive Director of AIL and Alset and he is a Senior Vice President of AIL. Further, Wong Shui Yeung and Wong Tat Keung, who are independent directors of the Company, are also independent directors of Alset.

(4)   The Credit Agreement between Lender and Company is described in Item 1.01 above. Mr. Chan controls Lender by virtue of his majority ownership of shares of common stock of Alset, which is the parent company of the Lender. Alset owns 99.693% of the issued and outstanding shares of Lender’s common stock. Mr. Chan owns approximately 53.5% of the issued shares of common stock of Alset. Mr. Chan is also the Chairman and Chief Executive Officer of Alset and Executive Chairman of the Board of Directors of Lender. Mr. Lum is Vice Chairman of the Board of Directors of the Lender. Mr. Lim Sheng Hon Danny currently serves as Senior Vice President and Executive Director of AIL, as well as an Executive Director of Alset. Further, Wong Shui Yeung and Wong Tat Keung are independent directors of Alset and AIL.

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

While Directors Robert Trapp, Lum Kan Fai and Chan Heng Fai are non-executive directors, the Company’s current two credit lines were made by companies affiliated with Mr. Chan and the other non-executive directors are affiliated with Mr. Chan by virtue of existing business, employment or engagement relationships and the two lenders. One of the lenders, Hapi Metaverse Inc. is also a major shareholder of the Company. Further, Mr. Chan serves as Chairman of the Board of Directors of Hapi Metaverse Inc. and Mr. Lum is Vice Chairman of the Board of Directors of Hapi Metaverse Inc. Mr. Chan and Hapi Metaverse Inc., (as well as other affiliates of Mr. Chan) are deemed to own or control 21,587,429 shares of Company Common Stock, which is 49.63% of the issued and outstanding shares of Company Common Stock. This share ownership does not include additional shares that are issuable, but not issued as of the date of the filing of this Form 10-K, upon conversion of the principal of the two credit lines.

Directors Wong Shui Yeung and Wong Tat Keung are independent directors of Alset, AIL and also serves or has served as an independent director of several entities controlled or affiliated with Mr. Chan. Wong Shui Keung is also an independent director of DSS. As such, except for Wong Shui Yeung and Wong Tat Keung, the Company does not have other are directors as meeting the standard for independence.

Due to ownership or control over shares of Company Common Stock and service as a Company director, Mr. Chan and Hapi Metaverse Inc. may be deemed as “control persons” under SEC rules of the Company. In 2023, neither Mr. Chan nor Hapi Metaverse Inc. participated directly in or directly influenced day-to-day management of Company’s or its subsidiaries’ operations, excepting Mr. Chan’s performance of customary oversight functions as non-executive director of the Company.

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

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Audit Fees	$125,000	$52,500
Audit-Related Fees	168,388	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$293,388	$52,500

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by ZHEN HUI Certified Public Accountants for our financial statements as of and for the year ended December 31, 2022 and audit and non-audit services performed by Grassi & Co. as of and for the year ended December 31, 2023.

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

Dated: July 16, 2024

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

Signature	Title	Date

/s/ Kenneth Tan	President, Chief Executive Officer, and Director (Principal Executive Officer)	July 16, 2024

/s/ Channing Au	Chief Financial Officer and Treasurer (Principal financial and accounting officer)	July 16, 2024

/s/ Bella Tsang	Director and Secretary	July 16, 2024

/s/ Calinda Lee	Director	July 16, 2024

/s/ Ambrose Chan	Director	July 16, 2024

/s/ Vincent Lum	Director	July 16, 2024

/s/ Robert Trapp	Director	July 16, 2024

/s/ Frankie Wong	Director	July 16, 2024

/s/ Aston Wong	Director	July 16, 2024

/s/ Danny Lim	Director	July 16, 2024

VALUE EXCHANGE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

F - 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Value Exchange International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Value Exchange International, Inc., and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statement of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant accumulated operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions, and management’s plans regarding those matters, are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

The Company has significant transactions with related parties which are described in Notes 10, 11, 12 and 17 of the consolidated financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite condition of competitive, free market dealings may not exist.

F - 2

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Convertible Loan From Affiliates

Critical Audit Matter Description

As discussed in the Company’s consolidated financial statements, the Company has a convertible credit agreements with Hapi Metaverse, Inc. (“HMI”) and New Energy CV Corporation (“NECV”). These convertible credit agreements can be repaid in cash, converted into shares of the Company’s common stock; or be repaid in a combination of cash and shares of the Company common stock. The Company uses its own publicly available trading data in calculating its estimate of fair value of the convertible loans with HMI and NECV.

We identified the valuation of the Company’s convertible loans as a critical audit matter. The principal consideration for our determination that this was a critical audit matter resulted from the material balance of the convertible loans and its valuation which required a high degree of subjective and complex judgement.

How the Critical Audit Matter Was Addressed in the Audit

We obtained an understanding of the Company’s valuation process, including controls over management’s review of the significant assumptions. We considered the material weaknesses relating to management’s internal controls in determining the nature, timing and extent of audit tests applied in our audit.

Our primary substantive audit procedures with respect to the Company’s valuation of its loans with HMI and NECV, included testing the Company’s valuation calculations by comparing significant inputs to observable sources. Further, we utilized an internal valuation specialist to assist in our assessment of the reasonableness of the methods and significant assumptions utilized by the Company in its valuation models.

/S/ GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2023.

Jericho, New York

July 16, 2024

F - 3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The board of directors and stockholders of
VALUE EXCHANGE INTERNATIONAL, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Value Exchange International, Inc. (“the Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2022, the related consolidated statements of operations and comprehensive income, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the years ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group as of December 31, 2022, and the results of its operations and its cash flows for the years ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We have served as the Company’s auditor from 2018 to 2022.

/s/ Zhen Hui Certified Public Accountants

Zhen Hui Certified Public Accountants

Hong Kong, China

July 16, 2024

F - 4

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

	2023	2022
ASSETS	US$	US$

CURRENT ASSETS
Cash	886,467	208,776
Accounts receivable, less allowance for credit losses	1,736,866	1,133,058
Amounts due from related parties	530,675	2,400,028
Other receivables and prepayments	623,408	472,849
Inventories	-	225,662
Total current assets	3,777,416	4,440,373

NON-CURRENT ASSETS
Plant and equipment, net	308,135	499,497
Deferred tax assets	-	38,110
Goodwill	206,812	206,812
Operating lease right-of-use assets, net	926,630	555,069
Total non-current assets	1,441,577	1,299,488

Total assets	5,218,993	5,739,861

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES, COMMITMENTS AND CONTINGENCIES
Accounts payable	1,615,653	867,425
Other payables and accrued liabilities	2,601,761	681,564
Deferred income	778,126	291,171
Amounts due to related parties	83,649	16,918
Operating lease liabilities, current	463,411	423,490
Loan from a related party	500,000	-
Current portion of finance lease liability	28,867	49,341
Short term bank loan from an affiliate	940,147	990,147
Total current liabilities	7,011,614	3,320,056

NON-CURRENT LIABILITIES
Deferred tax liabilities	4,889	4,821
Convertible loan from affiliates	1,061,282	-
Long term finance lease liability	13,056	42,649
Operating lease liabilities, non-current	457,982	117,592
Total non-current liabilities	1,537,209	165,062

Total liabilities	8,548,823	3,485,118

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value; 43,500,762 and 36,156,130 shares issued and outstanding, respectively	435	362
Additional paid-in capital	2,480,327	1,340,524
Statutory reserves	11,835	11,835
(Accumulated deficit) Retained earnings	(5,859,193)	849,471
Accumulated other comprehensive losses	(63,063)	(76,986)
Total shareholders’ equity (deficit)	(3,429,659)	2,125,206
Non-controlling interest	99,829	129,537
Total equity (deficit)	(3,329,830)	2,254,743

Total liabilities and equity (deficit)	5,218,993	5,739,861

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
	US$	US$
NET REVENUES
Service income	12,030,325	10,924,330

COST OF SERVICES
Cost of service income	(10,845,944)	(9,228,861)
GROSS PROFIT	1,184,381	1,695,469

OPERATING EXPENSES:
General and administrative expenses	(7,892,826)	(2,001,268)
Foreign exchange gain	17,380	112,044
TOTAL OPERATING EXPENSES	(7,875,446)	(1,889,224)

LOSS FROM OPERATIONS	(6,691,065)	(193,755)

OTHER INCOME (EXPENSES):
Interest income	760	639
Interest expense	(155,385)	(34,456)
Change in fair value of embedded derivatives	198,899	-
Finance cost	(121,404)	(15,013)
VAT refund	4,280	102,449
Management fee income	36,286	178,285
Others	32,488	39,245
Total other income (expenses), net	(4,076)	271,149

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(6,695,141)	77,394

INCOME TAXES EXPENSES	(39,770)	(74,028)
NET (LOSS) INCOME	(6,734,911)	3,366

Less: Net loss (income) attributable to the non-controlling interests	26,247	(21,665)

Net loss attributable to the Company shareholders	(6,708,664)	(18,299)

Net loss per share, basic and diluted, attributable to the Company shareholders	(0.18)	(0.00)

Weighted average number of shares outstanding	38,248,847	36,156,130

The accompanying notes are an integral part of these consolidated financial statements.

F - 6

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
	US$	US$
NET (LOSS) INCOME	(6,734,911)	3,366

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	10,462	(95,739)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:	10,462	(95,739)

Comprehensive loss	(6,724,449)	(92,373)

Less: Comprehensive loss (income) attributable to the non- controlling interests	29,708	(11,734)

Comprehensive loss attributable to the Company shareholders	(6,694,741)	(104,107)

The accompanying notes are an integral part of these consolidated financial statements.

F - 7

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	The Company’s Shareholders
	Common stock
	Share	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Statutory reserves	Accumulated other comprehensive income	Noncontrolling Interest	Total

January 1, 2022	36,156,130	362	1,340,524	867,770	11,835	8,822	117,803	2,347,116
Net (loss) income	-	-	-	(18,299)	-	-	21,665	3,366
Foreign currency translation adjustment	-	-	-	-	-	(85,808)	(9,931)	(95,739)
December 31, 2022	36,156,130	362	1,340,524	849,471	11,835	(76,986)	129,537	2,254,743

January 1, 2023	36,156,130	362	1,340,524	849,471	11,835	(76,986)	129,537	2,254,743
Net loss	-	-	-	(6,708,664)	-	-	(26,247)	(6,734,911)
Conversion of debt to common shares	7,344,632	73	1,139,803	-	-	-	-	1,139,876
Foreign currency translation adjustment	-	-	-	-	-	13,923	(3,461)	10,462
December 31, 2023	43,500,762	435	2,480,327	(5,859,193)	11,835	(63,063)	99,829	(3,329,830)

The accompanying notes are an integral part of these consolidated financial statements.

F - 8

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	(6,734,911)	3,366
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	228,734	217,073
Amortization	519,322	349,366
Noncash operating lease expense	21,404	15,013
Change in fair value of embedded derivatives	(198,899)	-
Loss on disposal of inventory	207,527	-
Valuation allowance on deferred income tax	338,318	-
Deferred income taxes	(300,140)	8,544
Allowance for doubtful accounts	155,301	-
Allowance for amounts due from related parties	2,527,545	-
Changes in operating assets and liabilities
Accounts receivable	(759,109)	(274,441)
Other receivables, deposit and prepayments	(150,559)	(158,199)
Amounts due from related parties	(658,192)	(757,540)
Inventories	18,135	163,597
Operating lease right-of-use assets	(911,802)	(481,566)
Accounts payable	748,228	177,890
Other payables and accrued liabilities	1,920,197	(283,824)
Deferred income	486,955	54,559
Amounts due to related parties	66,731	14,418
Operating lease liabilities	380,311	129,902
Net cash used in operating activities	(2,094,904)	(821,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(43,275)	(223,619)
Net cash used in investing activities	(43,275)	(223,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan from an affiliate	450,000	981,817
Process from finance lease liability	-	72,477
Proceeds from loan from a related party	500,000	-
Proceeds from convertible loan	2,500,000	-
Repayment of finance lease liability	(49,568)	(57,346)
Repayment of bank loan from an affiliate	(500,000)	-
Repayment of convertible loan from affiliates	(99,943)	-
Net cash provided by financing activities	2,800,489	996,948

EFFECT OF EXCHANGE RATE ON CASH	15,381	(32,109)
INCREASE IN CASH	677,691	(80,622)
CASH, beginning of year	208,776	289,398
CASH, end of year	886,467	208,776

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible debt	1,300,000	-
ROU asset acquired with operating lease liability	(911,802)	(481,566)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	(1,125)	(112,138)
Cash paid for interest expenses	(60,947)	(34,456)

The accompanying notes are an integral part of these consolidated financial statements.

F - 9

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

F - 10

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

In February 2020, VEI SHG established an operating subsidiary, Shanghai Zhaonan Hengan Information Technology Co., Limited (“SZH”) in Shanghai, PRC, under the laws of the PRC. SZH engages in IT services.

In July 2021, VEI CHN established in an associate, Smart Reward Express Limited (“SRE”) in Hong Kong. SRE is inactive since its establishment.

In January 2022, VEI HKG established an operating subsidiary, Haomeng Technology (Shenzhen) Co., Limited. (“HTS”) in Shenzhen, PRC, under the laws of the PRC. HTS engages in IT services.

As of December 31, 2023, the Company held five wholly-owned subsidiaries, and two subsidiaries with 51% ownership. Company establishes operating subsidiaries when a perceived or actual opportunity for business is deemed to be most efficiently handled by a local operating subsidiary.

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

The consolidated financial statements include the accounts of Value Exchange International, Inc., and the following subsidiaries and associate:

1.	Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on November 16, 2001;
2.	Value Exchange Int’l (Shanghai) Limited, a wholly-owned subsidiary of the Company incorporated in Shanghai as a private company on September 2, 2008;
3.	Value Exchange Int’l (Hong Kong) Limited, a wholly-owned subsidiary of the Company incorporated in Hong Kong as a private company on August 25, 2003 and acquired by VEI CHN on September 25, 2008;
4.	TapServices, Inc., a wholly-owned subsidiary of the Company incorporated in Philippines as a private company on March 24, 2009 and acquired by VEI CHN on January 23, 2017.
5.	Value Exchange Int’l (Hunan) Limited, a subsidiary of the Company with 51% ownership incorporated in Hunan as a private company on November 15, 2018;
6.	Shanghai Zhaonan Hengan Information Technology Co., Limited, a subsidiary of the Company with 51% ownership incorporated in Hunan as a private company on February 10, 2020.
7.	Smart Reward Express Limited, an associate of the Company with 50% ownership incorporated in Hong Kong as a private company in July 2021.
8.	Haomeng Technology (Shenzhen) Co., Limited, a subsidiary of the Company with 100% ownership incorporated in Shenzhen as a private company in January 2022.

F - 11

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The following entities were consolidated as of December 31, 2023:

	Place of incorporation	Ownership percentage
		2023	2022
Value Exchange International, Inc.	USA	Parent Company	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%	100%
TapServices, Inc.	Philippines	100%	100%
Value Exchange Int’l (Hunan) Limited	PRC	51%	51%
Shanghai Zhaonan Hengan Information Technology Co., Limited	PRC	51%	51%
Smart Reward Express Limited	Hong Kong	50%	50%
Haomeng Technology (Shenzhen) Co., Limited	PRC	100%	100%

Value Exchange International, Inc.
- a Nevada Company
100%
Value Exchange Int'l (China) Limited
- a Hong Kong Company
100%
Value Exchange Int'l (Shanghai) Limited
- a PRC Company
100%
TapServices, Inc.
- a Philippines Company
100%
Value Exchange Int'l (Hong Kong) Limited
- a Hong Kong Company
50%
Smart Reward Express Limited
- a Hong Kong Company
51%
Value Exchange Int'l (Hunan) Limited
- a PRC Company
(Note a)
51%
Shanghai Zhaonan Hengan Information Technology Co., Limited
- a PRC Company
(Note b)
100%
Haomeng Technology (Shenzhen) Co., Limited
- a PRC Company

Note a: The remaining 49% share equity of VEI HN is owned by Li Gongyuan, a Chinese national.

Note b: The remaining 49% share equity of SZH is owned by Shanghai Nanan Cosmeceutical Technology Development Limited, a Chinese company, which 54.6% share is effectively controlled by Li Chengliang, a Chinese national.

F - 12

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has an operating loss of $6,691,065 for the year ended December 31, 2023, has an accumulated deficit of $5,859,193 and has only cash reserves of $886,467 as of December 31, 2023. Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and believes that its current cash balance along with its current operations will not provide sufficient capital to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

The Company has relied on debt funding to pay for operating expenses and business development efforts in 2023 that were not covered by operating revenues. If the Company continues to incur operating losses as incurred within twelve months of filing date and does not significantly increase its cash reserves, and if the Company does not also receive additional funding from existing lenders or from other sources to provide the working capital needed to cover those continuing operating losses, then the Company would be forced to reduce its operating expenses and business development efforts and the issue of the Company as a going concern may arise. While the existing lenders of the Company and Company's majority shareholder are affiliated, there can be no assurance of additional debt or equity funding for the Company from the existing lenders or the majority shareholder. In considering our forecast for the next twelve months and the current cash and working capital as of the filing of this Form 10-K, such matters create a substantial doubt regarding the Company’s ability to meet their financial needs and continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Cash and cash equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with financial institutions or state owned banks within the PRC and Hong Kong. The Company does not have any cash equivalents at December 31, 2023 or December 31, 2022.

F - 13

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Accounts receivable, other receivables, and current expected credit losses

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advance to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for credit losses is adequate. An estimate for credit losses is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for credit losses when identified. As of December 31, 2023 and 2022, allowance for uncollectible accounts receivable amounts to $155,301 and nil, respectively; and there was no allowance for uncollectible other receivables. Management believes that the remaining accounts receivable and other receivables are collectable.

The company evaluated the accounting standards update related to the Current Expected Credit Losses (“CECL”) and adequate allowance for uncollectible accounts receivable have been made during 2023.

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

F - 14

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Impairment of long-lived assets

Property, Plant, and Equipment

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

F - 15

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table represents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of:

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Total
	US$	US$	US$	US$	US$
Liabilities:
Convertible loan and its fair value for the derivative portion (See Note 12)	-	-	1,061,282	1,061,282	-

As of December 31, 2023 and 2022, the fair values of the Company’s cash and cash equivalents, accounts receivable, accounts payable, other receivables and prepayments, other payables and accrued liabilities, and balances with related parties approximated the carrying values of these instruments presented in the Company’s consolidated balance sheets due to the short maturities of these instruments.

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

F - 16

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

We recognize revenue over time when there is a continuous transfer of control to our customer. When control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Based on the nature of the products and services provided in the contract, we use our judgment to determine if an input measure or output measure best depicts the transfer of control over time. If a contract does not meet the criteria for recognizing revenue over time, we recognize revenue at a point in time.

Revenues of maintenance services are recognized when the services are performed in accordance with the contract term. For maintenance service contracts, a time-elapsed output method is used to measure progress, and revenue is recognized straight-line over the term of the contract.

F - 17

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

For services contracts, we typically satisfy our performance obligations as services are rendered and use a contract cost-based input method to measure progress. Contract costs include labor, material and allocable indirect expenses. Revenue is recognized proportionally as contract costs are incurred plus estimated fees.

Revenues of sale of software, if not bundled with other arrangements, are recognized when shipped and customer acceptance obtained at a point in time, if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the years ended December 31, 2023 and 2022.

	2023	2022
	US$	US$
NET REVENUES
Service income
– systems development and integration	246,854	240,858
– systems maintenance	9,044,617	9,243,919
– sales of hardware and consumables	2,738,854	1,439,553
	12,030,325	10,924,330

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

Refer to Note 15 to the consolidated financial statements for further information regarding the components of the Company’s income tax.

F - 18

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Leased assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease liabilities and corresponding right-of-use assets include options to extend lease terms that are reasonably certain of being exercised. As the Company’s leases generally do not provide an implicit discount rate, the Company uses the estimated collateralized incremental borrowing rate (i.e. 3%) based on information available at the lease commencement date in determining the present value of lease payments for use in the calculation of the operating lease liabilities and right-of-use assets. This rate is determined using a portfolio approach based on the risk-adjusted rate of interest and requires estimates and assumptions including credit rating, credit spread, and adjustments for the impact of collateral. The Company believes that this is the rate it would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar lease term.

Leases that have a term of twelve months or less upon commencement date are considered short-term in nature. Accordingly, short-term leases are not included on the consolidated balance sheets and are expensed on a straight-line basis over the lease term, which commences on the date we have the right to control the property.

Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. Advertising and marketing expense for the years ended December 31, 2023 and 2022 were insignificant.

Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. No shipping and handling expenses for the years ended December 31, 2023 and 2022.

Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. No research and development costs for the years ended December 31, 2023 and 2022.

F - 19

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Foreign currency translation

The functional currency and reporting currency of the Company is the U.S. Dollar. (“US$” or “$”). The functional currency of the Hong Kong subsidiaries is the Hong Kong Dollar. The functional currency of the Chinese subsidiaries is RMB. The functional currency of the Philippine subsidiary is Peso. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the exchange rate as quoted by the Hong Kong Monetary Authority (“HKMA”) at the end of the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments resulting from this process are included in accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Year ended	December 31, 2023	December 31, 2022
RMB : USD exchange rate	7.0605	6.7046
Average period ended
HKD : USD exchange rate	7.800	7.800
Average period ended
PESO : USD exchange rate	53.9664	53.7447
Average period ended

Year ended	December 31, 2023	December 31, 2022
RMB : USD exchange rate	7.1155	6.9143
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	53.9792	54.7368

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

F - 20

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Recent accounting pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

F - 21

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 3 - Accounts receivable

Accounts receivable as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
	US$	US$
Accounts receivable	1,892,167	1,133,058
Allowance for credit losses	(155,301)	-
	1,736,866	1,133,058

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for credit losses based on factors surrounding the credit risk of specific customers, historical trends, and other information. As of December 31, 2023 and 2022, allowance for credit losses amounts to $155,301 and nil, respectively. The change in accounts receivable for the year ended December 31, 2023 was primarily due to new billings of revenue recognition.

The following table presents changes in the balances of the company accounts receivable:

	December 31, 2022	Additions	Deductions	December 31, 2023
	US$	US$	US$	US$

Accounts receivable	1,133,058	11,967,888	(11,208,779)	1,892,167
Allowance for credit losses	-	(155,301)	-	(155,301)
	1,133,058	11,812,587	(11,208,779)	1,736,866

	December 31, 2021	Additions	Deductions	December 31, 2022
	US$	US$	US$	US$

Accounts receivable	858,617	10,711,439	(10,436,998)	1,133,058

Note 4 - Other receivables and prepayments

Other receivables and prepayments as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
	US$	US$
Prepaid expense	287,484	148,206
Deposits	160,765	108,149
Others	175,159	216,494
	623,408	472,849

F - 22

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 5 - Inventories

Inventories as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
	US$	US$
Finished goods	-	225,662

Inventory written off for the years ended December 31, 2023 and 2022 amounted to $207,527 and nil, respectively.

Note 6 – Plant and equipment, net

Plant and equipment consisted of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	US$	US$
Leasehold improvements	91,427	93,099
Office furniture and equipment	278,612	271,964
Computer equipment	423,666	398,549
Computer software	250,649	257,943
Motor Vehicle	216,119	213,403
Building	61,596	60,827
Total	1,322,069	1,295,785
Less: accumulated depreciation	(1,013,934)	(796,288)
Plant and equipment, net	308,135	499,497

Depreciation expense for the years ended December 31, 2023 and 2022 amounted to $228,734 and $217,073, respectively. For the years ended December 31, 2023 and 2022, no interest expense was capitalized into plant and equipment.

As of December 31, 2023 and 2022, the Company's motor vehicle was under finance lease arrangement with a net carrying amount $101,646 and $143,130 respectively.

Note 7 – Goodwill

Goodwill consisted of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	US$	US$
Goodwill arising from acquisition of TSI	206,812	206,812

No impairment made for the years ended December 31, 2023 and 2022.

F - 23

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 8 – Operating leases

We have entered into various non-cancelable operating lease agreements for certain of our offices. Our leases have original lease periods expiring between the remainder of 2024 and 2026. Many leases include option to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	December 31,
	2023	2022
	US$	US$
Operating lease right-of-use assets, net	926,630	555,069

The components of lease liabilities are as follows:

	December 31,
	2023	2022
	US$	US$
Lease liabilities, current	463,411	423,490
Lease liabilities, non-current	457,982	117,592
Present value of lease liabilities	921,393	541,082

Total noncash operating lease expense for the year ended December 31, 2023 and 2022 amounted to $21,404 and $15,013 respectively. Principal payments on operating leases liability for the year ended December 31, 2023 and 2022 amounted to $535,661 and $360,537 respectively. Weighted-average remaining lease term is 1.69 years, and weighted-average discount rate is 3%.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2023:

	December 31,
	2023	2022
	US$	US$
Year one	484,526	380,757
Year two	299,848	132,685
Year three	169,461	38,069
Year four	-	-
Thereafter	-	-
Total undiscounted cash flows	953,835	551,512
Less: Imputed interest	(32,442)	(10,430)
Present value of lease liabilities	921,393	541,082

F - 24

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 9 – Finance lease liability

Finance lease liability consisted of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	US$	US$
Long term finance lease liability	41,922	70,027
Less: Current portion of finance lease liability	(28,868)	(27,378)
	13,056	42,649

Short term finance lease liability	-	21,963
Current portion of finance lease liability	28,867	27,378
	28,867	49,341

As of December 31, 2023 and 2022, the above finance lease liability secured by property and equipment with net carrying amount of $101,646 and $143,130 respectively. Total finance lease cost for the year ended December 31, 2023 and 2022 amounted to $3,625 and $5,284 respectively. Principal payments on finance leases liability for the year ended December 31, 2023 and 2022 amounted to $49,568 and $57,346 respectively.

Note 10 – Bank loan from an affiliate

Bank loan from an affiliate consisted of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	US$	US$
Short term bank loan from an affiliate	940,147	990,147

The Company and American Pacific Bancorp, Inc., a Texas corporation located in Houston, Texas, (“APB”) signed a Loan Agreement, Security Agreement and Revolving Credit Promissory Note (“Promissory Note”), each dated July 26, 2022 but fully executed and closed as of July 27, 2022, whereby APB will provide a $1 million secured revolving credit line to the Company (“APB Credit Line”). Loan Agreement, Security Agreement and Promissory Note may be referred to collectively as “Credit Line Documents”. The Credit Line Documents provide for a fixed 8% annual interest on sums advanced, two year maturity date for unpaid sums loaned and unpaid interest accrued thereon, and calendar quarterly payments of accrued interest on any sums advanced under Credit Line (interest payments commencing on September 30, 2022). The Credit Line is secured by a first, senior lien on all of the Company’s assets, with net carrying amount of $5,218,993. Credit Line advances may be used for general working capital.

APB is affiliated with Chan Heng Fai, a director and principal shareholder of the Company, by virtue of Mr. Chan’s equity ownership of parent company of APB and his service as the Executive Chairman of the parent company of APB. APB is also affiliated with the Company directors Lum Kan Fai, Robert Trapp and Mr. Lim Sheng Hon Danny since they are affiliated with Mr. Chan and certain of his affiliated companies by virtue of services as a director, officer or professional advisor to those affiliated companies. Further, Wong Shui Yeung, and Wong Tat Keung, who are independent directors of the Company, are also independent directors of certain Mr. Chan's affiliated companies. (See Note 12 (iii))

F - 25

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 11 – Loan from a related party

	December 31,
	2023	2022
	US$	US$
Loan from a related party	500,000	-

On September 28, 2023, the Company entered into a Loan Agreement and Promissory Note (collectively, the “Loan Agreement”) with Alset International Limited, a public Singapore corporation, (“AIL”) for an unsecured loan of Five Hundred Thousand U.S. Dollars and No Cents (USD$500,000.00) principal amount (“Principal”) to the Company. Principal accrues simple interest at Eight Percent (8%) per annum. Repayment of Principal and accrued interest thereon is to be made as follows:

(1) Principal will be paid in a single lump sum payment on or by the six (6) month anniversary of the effective date of the Loan Agreement, being September 28,2023, (being the “Maturity Date”); and

(2) Interest accrued on Principal shall be paid on the last business day on a calendar monthly basis with initial accrued Interest payments commencing on September 28, 2023.

Company has the right to prepay all or any portion of the Principal and Interest accrued on the Principal, without penalty, upon ten (10) days’ prior notice to AIL. The Principal was advanced in full by AIL on October 4, 2023.

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

AIL is a majority-owned subsidiary of Alset Inc., a Texas corporation, (“Alset”). Mr. Chan owns approximately 53.5% of the issued shares of common stock of Alset and Mr. Chan is the Chairman and Chief Executive Officer of Alset and AIL. Further, Wong Shui Yeung and Wong Tat Keung, who are independent directors of the Company, are also independent directors of Alset Inc.

Purpose of the Loan Agreement was to provide short term working capital to the Company.

No repayment of the principal and interest accrued made as of July 16, 2024.

F - 26

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 12 – Convertible loan from affiliates

	December 31,
	2023	2022
	US$	US$
Convertible loan	1,061,282	-

The movement in the liability and derivative components of the convertible loan as of December 31, 2023 and December 31, 2022 are set out below:

	Convertible Loan 1 (i) (iii)		Convertible Loan 2 (ii) (iii)
	Liability component	Derivative component	Liability component	Derivative component	Total
	US$	US$	US$	US$	US$

January 1, 2023	-	-	-	-	-
Issuance of convertible loan	172,789	1,327,211	168,339	831,661	2,500,000
Conversion	(150,771)	(989,106)	-	-	(1,139,877)
Change in fair value of embedded Derivatives	750	(236,485)	3,947	32,889	(198,899)
Repayment of principle during year	(13,220)	(86,722)	-	-	(99,942)
December 31, 2023	9,548	14,898	172,286	864,550	1,061,282

(i) Movement of the components of the Convertible Loan 1:

	Liability component	Derivative component	Total

January 1, 2023	-	-	-
Issuance of convertible loan	172,789	1,327,211	1,500,000
Conversion	(150,771)	(989,106)	(1,139,877)
Change in fair value of embedded derivatives	750	(236,485)	(235,735)
Repayment of principle during year	(13,220)	(86,722)	(99,942)
December 31, 2023	9,548	14,898	24,446

VEII entered into a Convertible Credit Agreement, dated and effective as of January 27, 2023, (“2023 Credit Agreement 1”) with the following lenders: (1) Hapi Metaverse, Inc., a Delaware corporation, (“HMI”, and formerly named “GigWorld, Inc.”) and (2) New Energy CV Corporation (formerly, “American Wealth Mining Corp.”), a Nevada corporation, (“NECV”). HMI and NECV are also referred to individually as a “Lender” and collectively, as the “Lenders”.

F - 27

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Maximum Credit Line; Interest; Advances; Payment. The 2023 Credit Agreement 1 provides for a maximum credit line of One Million Five Hundred Thousand Dollars and No Cents ($1,500,000.00) (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the 2023 Credit Agreement 1 at Eight Percent (8%) per annum. The principal amount of any advance of money (each being referred to as an “Advance”) under the 2023 Credit Agreement 1 is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance under the 2023 Credit Agreement 1 (“Advance Maturity Date 1”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid by shares of Company Common Stock in lieu of cash payment. Company must request Advances from the Lenders. Either Lender may elect to separately, fully fund the Advance, or both Lenders may jointly elect to fund the Advance based on Lenders’ agreement on the portion of the Advance to be funded by each Lender. Lenders may severally or jointly reject any request for an Advance and neither Lender has an obligation to fund any Advance under the 2023 Credit Agreement 1.

Use of Proceeds. Advances under the 2023 Credit Agreement 1 may be used to fund general working capital needs of the Company, which includes: expansion of existing business operations or business lines to new geographical markets in Asia or other geographical markets; for development of new business lines (whether in existing or new geographical markets); acquisition of assets or companies (whether in existing or new geographical markets); and payment of any sums due under the Credit Agreement.

Unsecured Debt Obligation. Any Advance will be an unsecured general debt obligation of the Company. Further, there are no personal guarantees under the 2023 Credit Agreement 1.

Events of Default. The following constitute an event of default under the 2023 Credit Agreement 1: (1) failure to make a payment of any Advance under the 2023 Credit Agreement 1 when due and payable and Company fails to cure such default within ten (10) days after receipt of a written notice from the Lender; (2) failure in the observance or performance of any non-monetary material covenant or agreement and Company fails to cure such default within thirty (30) days after written notice of default from the Lender; (3) failure of Company to comply with the obligations, terms, covenants or conditions of 2023 Credit Agreement 1, or breach by Company of any obligations, covenant, representation or warranty that is not cured within thirty (30) days from the receipt of a written notice from a Lender; (4) filing of a petition in bankruptcy or the commencement of any proceedings under any bankruptcy laws by or against Company, which filing or proceeding is not dismissed within sixty (60) days after the filing or commencement thereof, or if Company becomes insolvent; (5) petition is filed with a court to place the Company in receivership or similar status for benefit of creditors and appointment of a receiver is unvacated and unstayed for an aggregate of sixty (60) days; (6) for debts or judgments in excess of One Hundred Thousand Dollars and No Cents ($100,000.00) in face amount, a writ of execution or attachment or any similar process shall be issued or levied against all of the Company’s assets, or any judgment involving monetary damages shall be entered against the Company which shall become a lien on all of the Company’s assets and such execution, attachment or similar process or judgment is not released, bonded, satisfied, vacated or stayed within sixty (60) days after its entry or levy; or (7) Company ceases to carry on its primary business line for ninety (90) consecutive days. The remedy for any default that is not timely cured, if a cure period is allowed, is all sums due under the 2023 Credit Agreement 1 becoming immediately due and payable.

Conversion Right. The 2023 Credit Agreement 1 grants the following conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of Company Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion of Convertible Loan 1”), at any time and from time to time, at a price per share equal the “Conversion Price 1”. The Conversion Price 1 for a Conversion of Convertible Loan 1 shall be the average closing price of the Company Common Stock as quoted by the Bloomberg Financial Markets (or a comparable reporting service of national reputation selected by the Company and reasonably acceptable to the Lender effecting the Conversion of Convertible Loan 1 if Bloomberg Financial Markets is not then reporting prices of the Company Common Stock), for the three (3) consecutive trading days prior to date of the Notice of Conversion. The Conversion Price 1 is not limited by a minimum price per share of Company Common Stock applicable to the Conversion of Convertible Loan 1. As such, if a Lender or Lenders loan a significant sum of money under the 2023 Credit Agreement 1 and then elect to convert all or most of the loaned amount into shares of Company Common Stock, the resulting issuance of shares of Common Stock could significantly dilute existing Company shareholders.

F - 28

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Conversion upon a Change in Control Transaction. In the event that prior to the time of repayment of any Advance under the 2023 Credit Agreement 1 that has not previously been converted into shares of Company Common Stock, the Company shall consummate a “Change in Control Transaction” (as defined below), then the total amount of Advances outstanding shall convert into shares of Company Common Stock at the Conversion Price 1. “Change in Control Transaction” will be deemed to exist if (1) there occurs any consolidation, merger or other business combination of the Company with or into any third party and the Company is not the surviving entity, or any other corporate reorganization or transaction or series of related transactions in which the voting stockholders of the Company prior to such event cease to own 50% or more of the voting power of the surviving entity after the transaction, or (2) in one or a series of related transactions, there is a sale or transfer of all or substantially all of the operating assets of the Company or all of its wholly-owned subsidiaries, determined on a consolidated basis, to a third party.

Conversion upon Breach of 2023 Credit Agreement 1. In the event that the Company breaches any provision of the 2023 Credit Agreement 1 and does not remedy that breach within thirty (30) days after receipt of a written demand from a Lender, then each of the Lenders may convert all or any portion of the unpaid amount of their respective Advance or Advances into shares of Company Common Stock at the Conversion Price 1.

Warrants. In the event that a Lender elects to convert any portion of an Advance under the 2023 Credit Agreement 1 into shares of Company Common Stock in lieu of cash payment in satisfaction of that Advance, then Company will issue to the Lender five (5) detachable warrants for each share of Company Common Stock issued in a Conversion of Convertible Loan 1 (“Warrants 1”). Each Warrant 1 will entitle the Lender to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price 1. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant.

Conversion of Loan. On September 6, 2023, the Company received a Notice of Conversion from HMI to convert One Million Three Hundred Thousand Dollars ($1,300,000.00) of the principal amount loaned to the Company under the 2023 Credit Agreement 1 (“Converted Principal”) into shares of Company’s Common Stock. Under the terms of the 2023 Credit Agreement 1 and Notice of Conversion, HMI has demand rights for the conversion of outstanding debt into equity. On September 18, 2023, the Converted Principal resulted in issuance of 7,344,632 shares of Common Stock to HMI along with issuance of Warrants 1 to purchase a maximum of 36,723,160 shares of Common Stock (“Underlying Shares”) to HMI. Under the 2023 Credit Agreement, the conversion rate for the Conversion Shares is $0.1770 per share, and the Warrants 1 have an exercise price of $0.1770 per share and an exercise period of five (5) years from date of issuance of warrants. The Company was in favor of the conversion in order to end interest payments under the 2023 Credit Agreement 1 and thereby free up capital for operational expenses.

As of December 31, 2023, HMI has not stated when or if it will exercise any of the Warrants 1. The issuance of Conversion Shares, Warrants 1 and Underlying Shares was made in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”) and Rule 506(b) of Regulation D thereunder. The Conversion Shares and Warrants 1 are, and Underlying Shares will be if issued, “restricted securities” under Rule 144 of the Securities Act.

(ii) Movement of the components of the Convertible Loan 2:

	Liability component	Derivative component	Total

January 1, 2023	-	-	-
Issuance of convertible loan	168,339	831,661	1,000,000
Change in fair value of embedded derivatives	3,947	32,889	36,836
December 31, 2023	172,286	864,550	1,036,836

F - 29

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

On December 14, 2023, VEII entered into a Convertible Credit Agreement (“2023 Credit Agreement 2”) with HMI for an unsecured credit line in the maximum amount of One Million U.S. Dollars and No Cents (USD$1,000,000.00) (“Credit Limit”). Advances of the principal under the 2023 Credit Agreement 2 accrue simple interest at Eight Percent (8%) per annum. Each Advance under the 2023 Credit Agreement 2 and all accrued interest thereon may, at the election of HMI, or the Company, be: (1) repaid in cash; (2) converted into shares of the Company Common Stock; or (3) be repaid in a combination of cash and shares of the Company Common Stock. The principal amount of each Advance under the 2023 Credit Agreement 2 shall be due and payable on the third (3rd) annual anniversary of the date that the Advance is received by the Company along with any unpaid interest accrued on the principal (the “Advance Maturity Date 2”). Prior to the Advance Maturity Date 2, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of Company Common Stock. Company may prepay any Advance under the 2023 Credit Agreement 2 and interests accrued thereon prior to Advance Maturity Date 2 without penalty or charge.

Use of Proceeds. The Company needed funding on an expedited basis and in place prior to 2024 in order to fund requirements for new and existing customer work and to pay for overall general operational expenses. HMI was the only known and identified funding source willing to provide the necessary funding on an expedited basis. Credit Line may be used for general working capital, including possible expansion of existing business operations or business lines to new geographical markets in Asia or other geographical markets; for development of new business lines (whether in existing or new geographical markets); acquisition of assets or companies (whether in existing or new geographical markets); and payment of any sums due under the 2023 Credit Agreement 2 or other loans.

Fee on Advances. The 2023 Credit Agreement 2 provided that each Advance incurs a 10% fee on the amount of the Advance (“Fee”), payable in cash or shares of Company’s Common Stock at the election of Company. Under a December 19, 2023 Amendment to the Credit Agreement, the Fee was amended to provide for a one-time $100,000 payment instead of 10% on an Advance, which amended Fee is payable at option of Company in either cash or shares of Company Common Stock within 30 days of December 19, 2023.

Events of Default. The following constitute an event of default under the 2023 Credit Agreement 2: (1) failure to timely pay of any Advance when due and payable and the Company fails to cure such default within ten (10) days after receipt of a written notice of default from HMI or its authorized agent; (2) a default of any non-monetary material covenant or agreement in the 2023 Credit Agreement 2 that the Company does not remedy within thirty (30) days after receipt by the Company of a written notice of default from HMI or its authorized agent (or within such other longer time period as may be therein specifically provided in the written notice); (3) a breach of any other obligations, covenant, representation or warranty contained in the 2023 Credit Agreement 2 that is not cured within thirty (30) days from the receipt by the Company of a written notice from HMI or its authorized agents; (4) the filing of a petition in bankruptcy or the commencement of any proceedings under any bankruptcy laws by or against the Company, which filing or proceeding, is not dismissed within sixty (60) days after the filing or commencement thereof, or (5) if the Company becomes insolvent, the filing of a petition to a court for the entry of an order, judgment or decree approving a petition in an insolvency, liquidation or similar procedure and the petition shall remain unvacated or not removed for an aggregate of sixty (60) days (whether or not consecutive) from the first date of entry thereof or rejected by such court; (6) all or any part of the Company’s assets, or of any or all of the royalties, revenues, rents, issues or profits thereof, shall be appointed without the consent of the Company and such appointment shall remain unvacated and unstayed for an aggregate of sixty (60) days (whether or not consecutive); (7) entry of judgment or judgements in the aggregate in excess of One Hundred Thousand United States Dollars (US$100,000.00) in face amount, a writ of execution or attachment or any similar process shall be issued or levied against all of the Company’s assets, or any judgment involving monetary damages shall be entered against the Company which shall becomes a lien on all of the Company’s assets and such execution, attachment or similar process or judgment is not released, bonded, satisfied, vacated or stayed within sixty (60) days after its entry or levy; or (8) the Company ceases to conduct its primary business line for ninety (90) consecutive days.

F - 30

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Conversion to Shares of Common Stock. HMI or Company may convert monies owed under any Advance regarding the 2023 Credit Agreement 2 into shares of Company Common Stock (“Conversion of Convertible Loan 2”). The price for conversion of an Advance under the 2023 Credit Agreement 2 and unpaid interest accrued thereon into shares of Common Stock shall be based on US$0.045 per share, which is an approximately twenty-five percent (25%) discount from the market closing price as of December 12, 2023 (the “Conversion Price 2”). No fractional shares may be issued in any Conversion of Convertible Loan 2. If HMI elects to effect a Conversion of Convertible Loan 2, it must deliver a Notice of Conversion to the Company that specifies the amount of the advance and accrued interest, if any, to be converted, and the date on which such conversion shall be effected (the “Conversion Date”). If no Conversion Date is specified in a Notice of Conversion, the Conversion Date shall be the date that such Notice of Conversion is deemed received by the Company. Conversions shall reduce the amount advanced in an amount equal to the amount of the advance that is converted in a Conversion of Convertible Loan 2.

Conversion upon a Change in Control Transaction. In the event that the Company consummates a “Change in Control Transaction” (as defined below), then the total amount of Advances outstanding under the 2023 Credit Agreement 2, and not previously converted into shares of Company Common Stock, shall convert into shares of Company Common Stock at the Conversion Price 2 upon receipt of written notice from HMI to the Company. “Change in Control Transaction” will exist if (1) there occurs any consolidation, merger or other business combination of the Company with or into any third party and the Company is not the surviving entity, or any other corporate reorganization or transaction or series of related transactions in which in any of such events the voting stockholders of the Company prior to such event cease to own 50% or more of the voting power, or corresponding voting equity interests, of the surviving entity after the consummation of the transaction or transactions, or (2) in one or a series of related transactions, there is a sale or transfer of all or substantially all of the operating assets of the Company or substantially all of the Company’s operating and wholly-owned subsidiaries, determined on a consolidated basis, to a third party.

Conversion upon Breach of 2023 Credit Agreement 2. In addition to on-demand, non-breach Conversion and a Change of Control Conversion, HMI may convert amounts owed under outstanding Advances if the Company breaches the 2023 Credit Agreement 2 and does not remedy that breach within thirty (30) days after receipt of a written demand from HMI, which demand shall describe the conversion breach event. Upon occurrence of a conversion breach event that is not timely remedied and receipt of a Notice of Conversion, the Company is required to convert the requested conversion amount of all outstanding amount of Advances not previously converted into shares of Company Common Stock within ten (10) days after receipt of the Notice of Conversion.

Warrants. In the event that HMI elects to convert any portion of an advance under the 2023 Credit Agreement 2 into shares of Company Common Stock, the Company is obligated to issue to HMI five (5) detachable warrants for each share of Company Common Stock issued in a Conversion of Convertible Loan 2 (“Warrants 2”) in addition to the shares of Company Common Stock issued in the Conversion of Convertible Loan 2. Each Warrant 2 will entitle HMI to purchase one (1) share of Company Common Stock at a per-share exercise price equal to the Conversion Price 2. The exercise period for each Warrant will be five (5) years from the date of issuance of the Warrant.

F - 31

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(iii) HMI owns 21,120,795 shares of Company Common Stock, which is approximately 48.55% of issued and outstanding shares of Company Common Stock (based on 43,500,762 shares issued and outstanding). On September 6, 2023, HMI converted $1,300,000 in debt owed by the Company into 7,344,632 shares of Company’s Common Stock at a price equivalent to $0.177 pursuant to 2023 Credit Agreement 1. HMI’s ownership of shares of Company Common Stock above does not include a total of 36,723,160 shares of Company Common Stock that HMI may purchase under Warrants 1 issued under the 2023 Credit Agreement 1. The terms of the Warrants 1 entitle the holder to purchase from the Company one (1) share of the Company Common Stock (as adjusted from time to time pursuant to the provisions of the Warrants 2) for each issued Warrant 1. The Warrants 1 are currently exercisable and expire on September 6, 2028.

If HMI exercised the Warrants 1 issued under the 2023 Credit Agreement 1 in full and purchased all 36,723,160 of the underlying shares of Company Common Stock, then HMI would own 57,843,955 shares of Company Common Stock or approximately 72.10% of the then issued and outstanding shares of Company Common Stock (based on the assumption of 80,223,922 shares of Company Common Stock then being issued and outstanding). Mr. Chan Heng Fai Ambrose, a director of the company, would, based on his control of HMI, also be a “shared” or joint owner of those shares of Company Common Stock. Mr. Chan controls HMI by virtue of his majority ownership of shares of common stock of Alset, a Commission-reporting company, which is the parent company of the HMI. Alset owns 99.693% of the issued and outstanding shares of HMI’s common stock. Mr. Chan owns approximately 53.5% of the issued shares of common stock of Alset. Mr. Chan is also the Chairman and Chief Executive Officer of Alset and Executive Chairman of the Board of Directors of HMI.

Mr. Chan is deemed to be the owner of 21,587,429 shares of Common Stock, which represents approximately 49.63% of the issued shares of Company’s Common Stock (based on 43,500,762 shares issued and outstanding), by virtue of: 95,000 shares of Company’s Common Stock held by Mr. Chan, and the following share ownership of Common Stock by entities that Mr. Chan is deemed to control: 21,120,795 shares held by HMI, 39,968 shares held by BMI Capital Partners International Limited, 18,512 shares held by LiquidValue Development Pte Ltd. And 313,154 shares held by Decentralized Sharing Systems, Inc. BMI Capital Partners International Limited is owned by AIL. AIL is a subsidiary of Alset. LiquidValue Development Pte Ltd. is a subsidiary of Alset. Decentralized Sharing Systems, Inc. is a subsidiary of DSS, Inc., a New York Stock Exchange listed company, (“DSS”). Mr. Chan is personally and through entities he controls, the largest shareholder of DSS. Mr. Chan is also the Chairman of the Board of Directors of DSS.

Mr. Chan, HMI, BMI Capital Partners International Limited, LiquidValue Development Pte Ltd. And Decentralized Sharing Systems, Inc. are referred to collectively below as “Affiliated Shareholders”.

As stated above, Mr. Chan controls the HMI by virtue of his control of Alset. Mr. Chan is also Executive Chairman of the Board of Directors of the HMI and a director of American Pacific Bancorp., another lender of the Company. Mr. Lum Kan Fai is Vice Chairman of the Board of Directors of HMI and has served in other management capacities with HMI. Lum Kan Fai is also President of Digital Group of DSS. Mr. Chan is Executive Chairman of the Board of Directors of DSS and owns approximately 58.3% of the issued and outstanding shares of DSS. Wong Shui Keung is a independent director of DSS.

Robert Trapp was a non-executive director of HMI and was a non-executive director of Alset. He also serves or has served as a non-executive director of several subsidiaries of Alset. Mr. Trapp is a non-executive director of Sharing Services Global Corporation, a Nevada corporation and Commission-reporting company, (“SSGC”). Mr. Chan is Executive Chairman of the Board of Directors of SSGC as well as the owner of 49.2% of issued and outstanding shares of SSGC common stock, which ownership position includes shares of SSGC common stock owned by DSS and Alset. Further, Mr. Trapp is a non-executive director of NECV. Mr. Chan controls NECV by virtue of his ownership of approximately 95.6% of issued shares of NECV common stock.

Wong Shui Yeung and Wong Tat Keung are independent directors of Alset, and also serves or has served as an independent director of several entities controlled or affiliated with Mr. Chan. Wong Shui Yeung and Wong Tat Keung serve as independent directors of AIL, a subsidiary of Alset. Wong Shui Keung is an independent director of DSS.

Wong Shui Yeung, Robert Trapp, and Wong Tat Keung also serve as members of the Company’s Audit Committee of the Board of Directors.

F - 32

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Mr. Lim Sheng Hon Danny currently serves as Senior Vice President and Executive Director of AIL. He also serves as an Executive Director of Alset, the parent company of AIL. Mr. Lim also works extensively with Mr. Chan on various business matters concerning AIL, Alset and DSS.

Potential Changes Control of Registrant. As of December 31, 2023, there is no agreement or arrangement between the Company and Mr. Chan or HMI concerning operational management, management decisions, business development or strategic plan of the Company and its subsidiaries; neither HMI nor Mr. Chan has directed or controlled the Company’s day-to-day operational management, management decisions, business development or strategic plan of the Company and its subsidiaries; and Mr. Chan’s involvement in the Company’s operational management, management decisions, business development and strategic planning of the Company and its subsidiaries has been limited to his performance of his duties as an outside director of the Company. Nonetheless, due to the actual and potential ownership of shares of Company Common Stock and Mr. Chan and his affiliates holding three of the nine board seats of the Company’s Board of Directors, Mr. Chan has the ability to significant influence corporate decisions and actions of the Company and its subsidiaries.

While Wong Shui Yeung and Wong Tat Keung are the independent directors of the Company, and Chan Heng Fai, Lum Fai Kai, Robert Trapp, and Lim Sheng Hon Danny have not directed or controlled daily operational management or decision making, or strategic and business development decisions of the Company, beyond input and guidance as non-executive directors, and while the Company is not aware of any agreement among Chan Heng Fai, Lum Fai Kai, Lim Sheng Hon Danny, Wong Shui Yeung, Robert Trapp, and Wong Tat Keung, or among these directors and the Affiliated Shareholders or lenders of the Company, to direct the operational management and strategic planning of the Company or its operating subsidiaries, the Affiliated Shareholders collectively control 49.6% of Company’s issued shares of Common Stock.

Further, while the purpose of the Credit Agreement and January Credit Agreement are to provide necessary working capital to the Company, and the Credit Agreement and January Credit Agreement are not intended by the Company or Lenders to be a mechanism for effecting any change in control of the Company, HMI, as an Affiliated Shareholder, has the right to convert the Warrant 1 issued to HMI under the 2023 Credit Agreement 1 conversion into shares of Company Common Stock that would, if the Warrants 1 are fully exercised, result in ownership of approximately 72.10% of the then issued and outstanding shares of Company Common Stock (based on the assumption of 80,223,922 shares of Company Common Stock then being issued and outstanding). With the 2023 Credit Agreement 2, HMI could, assuming a Conversion of any significant amount of Advances made to the Company, into an ownership position of shares of Common Stock into more than 80% of the then issued and outstanding shares of Common Stock.

F - 33

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 13 – Other payables and accrued liabilities

Other payables and accruals consisted of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	US$	US$
Accrual	1,133,800	652,424
Income taxes payable	57,961	29,140
Taxes penalty payable	1,410,000	-
	2,601,761	681,564

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

Expenses on staff welfare benefits and MPF Scheme for the year ended December 31, 2023 and 2022 amounted to $1,360,713 and $1,082,594, respectively.

Note 14 – Deferred income

Deferred income consisted of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	US$	US$
Service fees received in advance	778,126	291,171

The change in deferred income for the years ended December 31, 2023 and 2022 was primarily due to new billings in advance of revenue recognition. The following table presents changes in the balances of the company deferred income:

	December 31, 2022	Additions	Deductions	December 31, 2023
	US$	US$	US$	US$

Deferred income	291,171	4,256,461	(3,769,505)	778,126

	December 31, 2021	Additions	Deductions	December 31, 2022
	US$	US$	US$	US$

Deferred income	236,612	3,600,335	(3,545,776)	291,171

F - 34

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 15 - Income taxes

Income is subject to tax in the various countries in which the company operates.

The Company is open for US filings since inception of the Company, and is subject to United States tax at a tax rate of 21%. No provision for income taxes in the United States has been made as the Company had no income taxable in the United States.

The Company’s Hong Kong subsidiaries is open for Hong Kong filings since inception of the subsidiaries, and are subject to Hong Kong Profits Tax at 16.5% of the estimated assessable profit. The Income Tax Laws in Hong Kong exempts income tax for dividends distributed to its shareholders. Accordingly, no deferred tax liability was recognized for the undistributed earnings of the Company and its Hong Kong subsidiaries.

The Company’s Philippine subsidiary is open for Philippine filings since inception of the subsidiary, and is subject to Philippine Statutory Corporate Income Tax at 30%.

The Company’s Chinese subsidiaries in the PRC is open for PRC filings since inception of the subsidiaries, and is subject to PRC Enterprise Income Tax at 25%.

The Income Tax Laws in PRC also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside PRC for distribution of earnings generated after January 1, 2008. Under the Income Tax Laws, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As the Company’s subsidiary located in the PRC that are available for distribution to the Company of approximately $0 at December 31, 2022 are considered to be indefinitely reinvested, and accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company. As of December 31, 2023, the Company’s subsidiary located in the PRC that are available for distribution to the Company of approximately $0.

The Company’s income tax expense consisted of:

	Year ended December 31,
	2023	2022
	US$	US$
Current income tax	1,125	78,016
Deferred income tax	38,645	(3,988)
Income tax expenses	39,770	74,028

A reconciliation of the income tax expense / (credit) applicable to income before tax using the applicable statutory rates for the jurisdictions in which the Company and its subsidiaries operated to the tax expense / (credit) at the effective tax rates are as follows:

	Year ended December 31,
	2023	2022
	US$	US$
Pre-tax (loss) income	(6,695,141)	77,394

U.S. federal corporate income tax rate	21%	21%
Philippine corporate income tax rate	30%	30%
P.R.C. corporate income tax rate	25%	25%
Hong Kong corporate income tax rate	16.5%	16.5%

Current tax computed at various jurisdiction rate	1,125	78,016
Deferred tax computed at various jurisdiction rate	38,645	(3,988)
Effective income taxes	39,770	74,028

F - 35

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities are as follows:

	US$	US$
	December 31,
	2023	2022
	US$	US$
Deferred income tax assets:
Tax losses	338,318	38,110
Less: valuation allowance	(338,318)	-
	-	38,110

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We (1) record unrecognized tax benefits as liabilities in accordance with ASC 740 and (2) adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Note 16 – Statutory reserves

	December 31,
	2023	2022
	US$	US$

Statutory reserves	11,835	11,835

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

F - 36

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 17 – Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	December 31,
	2023	2022
Due from related parties	US$
Value Exchange International Limited (i)	2,401,994	2,058,267
Cucumbuy.com Limited (ii)	-	33,333
SmartMyWays Co., Limited (iii)	40,098	92,308
Retail Intelligent Unit Limited (iv)	-	36,923
AppMyWays Co., Limited (v)	-	86,776
TAP Technology (HK) Limited (vi)	73,481	54,928
Value Exchange International (Taiwan) Co, Ltd (vii)	11,972	37,493
Value E Consultant International (M) Sdn. Bhd (viii)	530,675	-
	3,058,220	2,400,028
Allowance for amounts due from related parties	(2,527,545)	-
	530,675	2,400,028

Due to related parties
Cucumbuy.com Limited (ii)	17,961	-
Retail Intelligent Unit Limited (iv)	36,795	-
SA-Network Limited (ix)	10,784	16,918
Value X International Pte. Ltd (x)	10,014	-
Smart Reward Express Limited (xi)	641	-
Hapi Retail Company Limited (xii)	7,454	-
	83,649	16,918

F - 37

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Related party transactions:

	Year end December 31,
	2023	2022
	US$	US$
Subcontracting fees paid to
Value Exchange International Limited (i)	(974,217)	(631,708)
Cucumbuy.com Limited (ii)	(240,385)	(15,385)
SmartMyWays Co., Limited (iii)	(202,718)	-
Retail Intelligent Unit Limited (iv)	(175,641)	-
TAP Technology (HK) Limited (vi)	(56,388)	(110,092)
Value Exchange International (Taiwan) Co, Ltd (vii)	(43,305)	(8,497)
Value E Consultant International (M) Sdn. Bhd (viii)	(188,534)	(47,285)
SA-Network Limited (ix)	(314,003)	(17,139)
Value X International Pte. Ltd (x)	(38,144)	-
	(2,233,335)	(830,106)

Service income received from
Value Exchange International Limited (i)	236,431	602,682
AppMyWays Co., Limited (v)	-	30,087
Value Exchange International (Taiwan) Co, Ltd (vii)	13,917	37,033
Value E Consultant International (M) Sdn. Bhd (viii)	531,918	-
	782,266	669,802

Management fees received from
Value Exchange International Limited (i)	36,286	64,397
Cucumbuy.com Limited (ii)	-	30,769
SmartMyWays Co., Limited (iii)	-	30,769
Retail Intelligent Unit Limited (iv)	-	12,308
TAP Technology (HK) Limited (vi)	-	30,769
Value X International Pte. Ltd (x)	-	8,311
	36,286	169,012

F - 38

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(i)	Mr. Kenneth Tan and Ms. Bella Tsang, directors of the Company, are shareholders and a directors of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(ii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Cucumbuy.com Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(iii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of SmartMyWays Co., Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of SmartMyWays Co., Limited. The balance is unsecured, interest free and repayable on demand.

(iv)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Retail Intelligent Unit Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of Retail Intelligent Unit Limited. The balance is unsecured, interest free and repayable on demand.

(v)	Ms. Bella Tsang, a director of the Company, was a shareholder and a director of AppMyWays Co., Limited, a company incorporated in Hong Kong. The balance was unsecured, interest free and repayable on demand.

(vi)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of TAP Technology (HK) Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.

(vii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International (Taiwan) Co, Ltd, a company incorporated in Taiwan. The balance is unsecured, interest free and repayable on demand.

(viii)	Ms. Bella Tsang, a director of the Company, is a shareholder of Value E Consultant International (M) Sdn. Bhd, a company incorporated in Malaysia. The balance is unsecured, interest free and repayable on demand.

(ix)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of SA-Network Limited, a company incorporated in England and Wales. The balance is unsecured, interest free and repayable on demand.

(x)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of ValueX International Pte. Ltd., a company incorporated in Singapore. The balance is unsecured, interest free and repayable on demand.

(xi)	VEI CHN owns 50% shares of Smart Reward Express Limited, an inactive company incorporated in Hong Kong; and Mr. Chan Heng Fai, Mr. Lum Kan Fai and Ms. Bella Tsang, directors of the Company, are directors of Smart Reward Express Limited. The balance is unsecured, interest free and repayable on demand.

(xii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Hapi Retail Company Limited, a company incorporated in Canada. The balance is unsecured, interest free and repayable on demand.

F - 39

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 18 - Concentration of risks

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

The Company provides unsecured credit terms for sales to certain customers. As a result, there are credit risks with the accounts receivable balances. The Company constantly re-evaluates the credit worthiness of customers buying on credit and maintains an allowance for credit losses.

The following individual customer accounted for 10% or more of the Company’s revenues for the years ended December 31, 2023 and 2022:

	2023	2022
Aisino Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd. Company	16.3%	22.3%
A.S. Watson Retail (HK) Limited	14.6%	5.3%
Wuhan Watson's Personal Care Stores Co., Limited	9.2%	16.7%
Robinsons Retail Group	9.0%	12.0%
PCCW Solutions Limited	4.3%	15.6%

Individual customer accounts receivable that represented 10% or more of total accounts receivable as of December 31, 2023 and 2022 were as follows:

	Percentage of accounts receivable as of December 31,
	2023	2022
A.S. Watson Retail (HK) Limited	16.0%	8.7%
Aisino Hongkong Limited	12.1%	-
Wuhan Watson's Personal Care Stores Co., Limited	10.8%	0.6%
Aisino Wincor Nixdorf Retail & Banking Systems (Shanghai) Co., Ltd. Company	10.3%	4.1%
Robinsons Retail Group	7.5%	19.4%
PCCW Solutions Limited	0.5%	27.9%

F - 40

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 19 - Subsequent events

1)	On January 2, 2024, VEI CHN (the “Purchaser”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (“Agreement”) with Value E Consultant International (M) Sdn. Bhd, a company established in Malaysia (the “Value E”) and the shareholders of Value E’s issued and outstanding shares of capital stock, who are a director of the Company Bella Tsang holding 95% share equity of Value E and a resident and citizen of the Malaysia holding 5% share equity of Value E (“Sellers”). The Agreement was approved by the Board of Directors of the VEI CHN at a board of directors meeting held on January 2, 2024 in Hong Kong SAR.

Under the Agreement, the Purchaser is acquiring 100 shares of Value E Common Stock held by the Sellers, constituting all of the issued and outstanding shares of Value E Common Stock, for a purchase price of MYR One Hundred (approximately US$20).

Upon consummation of the Agreement, Value E will be operated as a wholly owned subsidiary of the Purchaser, which is a wholly owned subsidiary of the Company.

2)	The Company moved the principal executive offices to 10/F, FT Life Tower, 18 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong on February 19, 2024. The lease for these offices has a term of 3 years and an annual rent of $150,330 for first year.

3)	On July 15, 2024, VEII entered into a Convertible Credit Agreement (“2024 Credit Agreement”) with HMI for an unsecured credit line in the maximum amount of One Hundred and Ten Thousand U.S. Dollars and No Cents (USD$110,000.00) (“2024 Credit Line”). Advances of the principal under the 2024 Credit Agreement accrue simple interest at Eight Percent (8%) per annum. Each Advance under the 2024 Credit Agreement and all accrued interest thereon may, at the election of HMI, or the Company, be: (1) repaid in cash; (2) converted into shares of the Company Common Stock; or (3) be repaid in a combination of cash and shares of the Company Common Stock. The principal amount of each Advance under the 2024 Credit Agreement shall be due and payable on the third (3rd) annual anniversary of the date that the Advance is received by the Company along with any unpaid interest accrued on the principal (the “Advance Maturity Date 3”). Prior to the Advance Maturity Date 3, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of Company Common Stock. Company may prepay any Advance under the 2024 Credit Agreement and interests accrued thereon prior to Advance Maturity Date 3 without penalty or charge.

Use of Proceeds. The Company needed funding on an expedited basis in order to fund requirements for new and existing customer work and to pay for overall general operational expenses. HMI was the only known and identified funding source willing to provide the necessary funding on an expedited basis. Credit Line may be used for general working capital, including possible expansion of existing business operations or business lines to new geographical markets in Asia or other geographical markets; for development of new business lines (whether in existing or new geographical markets); acquisition of assets or companies (whether in existing or new geographical markets); and payment of any sums due under the 2024 Credit Agreement or other loans.

Events of Default. The following constitute an event of default under the 2024 Credit Agreement: (1) failure to timely pay of any Advance when due and payable and the Company fails to cure such default within ten (10) days after receipt of a written notice of default from HMI or its authorized agent; (2) a default of any non-monetary material covenant or agreement in the 2024 Credit Agreement that the Company does not remedy within thirty (30) days after receipt by the Company of a written notice of default from HMI or its authorized agent (or within such other longer time period as may be therein specifically provided in the written notice); (3) a breach of any other obligations, covenant, representation or warranty contained in the 2024 Credit Agreement that is not cured within thirty (30) days from the receipt by the Company of a written notice from HMI or its authorized agents; (4) the filing of a petition in bankruptcy or the commencement of any proceedings under any bankruptcy laws by or against the Company, which filing or proceeding, is not dismissed within sixty (60) days after the filing or commencement thereof, or (5) if the Company becomes insolvent, the filing of a petition to a court for the entry of an order, judgment or decree approving a petition in an insolvency, liquidation or similar procedure and the petition shall remain unvacated or not removed for an aggregate of sixty (60) days (whether or not consecutive) from the first date of entry thereof or rejected by such court; (6) all or any part of the Company’s assets, or of any or all of the royalties, revenues, rents, issues or profits thereof, shall be appointed without the consent of the Company and such appointment shall remain unvacated and unstayed for an aggregate of sixty (60) days (whether or not consecutive); (7) entry of judgment or judgements in the aggregate in excess of One Hundred Thousand United States Dollars (US$100,000.00) in face amount, a writ of execution or attachment or any similar process shall be issued or levied against all of the Company’s assets, or any judgment involving monetary damages shall be entered against the Company which shall becomes a lien on all of the Company’s assets and such execution, attachment or similar process or judgment is not released, bonded, satisfied, vacated or stayed within sixty (60) days after its entry or levy; or (8) the Company ceases to conduct its primary business line for ninety (90) consecutive days.

F - 41

Conversion to Shares of Common Stock. HMI or Company may convert monies owed under any Advance regarding the 2024 Credit Agreement into shares of Company Common Stock (“Conversion of Convertible Loan 3”). The price for conversion of an Advance under the 2024 Credit Agreement and unpaid interest accrued thereon into shares of Common Stock shall be based on US$0.06 per share, which is based on VEII’s Volume-Weighted Average Price as of 8 July 2024 (the “Conversion Price 3”). No fractional shares may be issued in any Conversion of Convertible Loan 3. If HMI elects to effect a Conversion of Convertible Loan 3, it must deliver a Notice of Conversion to the Company that specifies the amount of the advance and accrued interest, if any, to be converted, and the date on which such conversion shall be effected (the “Conversion Date 3”). If no Conversion Date 3 is specified in a Notice of Conversion, the Conversion Date 3 shall be the date that such Notice of Conversion is deemed received by the Company. Conversions shall reduce the amount advanced in an amount equal to the amount of the advance that is converted in a Conversion of Convertible Loan 3.

Conversion upon a Change in Control Transaction. In the event that the Company consummates a “Change in Control Transaction” (as defined below), then the total amount of Advances outstanding under the 2024 Credit Agreement, and not previously converted into shares of Company Common Stock, shall convert into shares of Company Common Stock at the Conversion Price 3 upon receipt of written notice from HMI to the Company. “Change in Control Transaction” will exist if (1) there occurs any consolidation, merger or other business combination of the Company with or into any third party and the Company is not the surviving entity, or any other corporate reorganization or transaction or series of related transactions in which in any of such events the voting stockholders of the Company prior to such event cease to own 50% or more of the voting power, or corresponding voting equity interests, of the surviving entity after the consummation of the transaction or transactions, or (2) in one or a series of related transactions, there is a sale or transfer of all or substantially all of the operating assets of the Company or substantially all of the Company’s operating and wholly-owned subsidiaries, determined on a consolidated basis, to a third party.

Conversion upon Breach of 2024 Credit Agreement. In addition to on-demand, non-breach Conversion and a Change of Control Conversion, HMI may convert amounts owed under outstanding Advances if the Company breaches the 2024 Credit Agreement and does not remedy that breach within thirty (30) days after receipt of a written demand from HMI, which such demand shall describe the conversion breach event. Upon occurrence of a conversion breach event that is not timely remedied and receipt of a Notice of Conversion, the Company is required to convert the requested conversion amount of all outstanding amount of Advances not previously converted into shares of Company Common Stock within ten (10) days after receipt of the Notice of Conversion.

F - 42