Form 10-Q
period 2024-03-31
Value Exchange International, Inc.
filed 2024-07-16
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer ☐	.☐	Accelerated filer ☐	.
Non-accelerated filer ☐		Smaller reporting company ☒
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

As of June 30, 2024, there were 43,500,762 shares of common stock issued and outstanding.

1

FORM 10-Q

Value Exchange International, Inc.

Please note that throughout this Quarterly Report on Form 10-Q ("Form 10-Q" or "report"), except as otherwise indicated by the context, references in this report to "Company", "we", "us" and "our" are references to Value Exchange International, Inc. and its wholly owned subsidiaries.

2

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	515,113	886,467
Accounts receivable, less allowance for credit losses	1,485,055	1,736,866
Amounts due from related parties	130,186	530,675
Other receivables and prepayments	768,803	623,408
Inventories	215,313	-
Total current assets	3,114,470	3,777,416

NON-CURRENT ASSETS
Plant and equipment, net	344,499	308,135
Goodwill	342,079	206,812
Operating lease right-of-use assets, net	1,244,569	926,630
Total non-current assets	1,931,147	1,441,577

Total assets	5,045,617	5,218,993

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	1,109,781	1,615,653
Other payables and accrued liabilities	2,821,949	2,601,761
Deferred income	967,558	778,126
Amounts due to related parties	12,953	83,649
Operating lease liabilities, current	585,762	463,411
Loan from a related party	500,000	500,000
Current portion of finance lease liability	27,761	28,867
Short term bank loan from an affiliate	940,147	940,147
Total current liabilities	6,965,911	7,011,614

NON-CURRENT LIABILITIES
Deferred tax liabilities	4,855	4,889
Convertible loan from affiliates	352,389	1,061,282
Long term finance lease liability	6,795	13,056
Operating lease liabilities, non-current	653,816	457,982
Total non-current liabilities	1,017,855	1,537,209
Total liabilities	7,983,766	8,548,823

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value; 43,500,762 and 43,500,762 shares issued and outstanding, respectively	435	435
Additional paid-in capital	2,480,327	2,480,327
Statutory reserves	11,835	11,835
Accumulated deficit	(5,469,928)	(5,859,193)
Accumulated other comprehensive losses	(44,310)	(63,063)
Total shareholders’ equity (deficit)	(3,021,641)	(3,429,659)
Non-controlling interest	83,492	99,829
	(2,938,149)	(3,329,830)

Total liabilities and shareholders’ equity (deficit)	5,045,617	5,218,993

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income	3,370,009	2,884,549

COST OF SERVICES
Cost of service income	(2,227,692)	(2,502,728)

GROSS PROFIT	1,142,317	381,821

OPERATING EXPENSES:
General and administrative expenses	(1,086,562)	(731,977)
Foreign exchange loss	(342,296)	(87,886)
TOTAL OPERATING EXPENSES	(1,428,858)	(819,863)

LOSS FROM OPERATIONS	(286,541)	(438,042)

OTHER INCOME (EXPENSES):
Interest income	531	438
Interest expense	(51,246)	(29,632)
Change in fair value of embedded derivatives	708,893	(34,752)
Finance cost	(8,809)	(4,239)
VAT refund	11,140	485
Management fee income	-	32,475
Others	703	20,588
Total other income (expenses), net	661,212	(14,637)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	374,671	(452,679)

INCOME TAXES EXPENSES	(241)	(1,170)
NET INCOME (LOSS)	374,430	(453,849)

Less: Net loss attributable to the non-controlling interests	14,835	41,163

Net income (loss) attributable to the Company shareholders	389,265	(412,686)

Net income (loss) per share, basic and diluted, attributable to the Company shareholders	0.01	(0.01)

Weighted average number of shares outstanding	43,500,762	36,156,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	US$	US$
NET INCOME (LOSS)	374,430	(453,849)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustment	17,251	41,163

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX:	17,251	41,163

Comprehensive income (loss)	391,681	(412,686)

Less: Comprehensive loss (income) attributable to the non- controlling interests	16,337	(10,258)

Comprehensive income (loss) attributable to the Company shareholders	408,018	(422,944)

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	The Company’s Shareholders
						Accumulated
						other
	Common stock		Additional	Retained earnings		comprehensive	Noncontrolling
	Share	Amount	paid-in capital	(accumulated deficit)	Statutory reserves	income	Interest	Total
January 1, 2023	36,156,130	362	1,340,524	849,471	11,835	(76,986)	129,537	2,254,743
Net loss	-	-	-	(6,708,664)	-	-	(26,247)	(6,734,911)
Conversion of debt to common shares	7,344,632	73	1,139,803	-	-	-	-	1,139,876
Foreign currency translation adjustment	-	-	-	-	-	13,923	(3,461)	10,462
December 31, 2023	43,500,762	435	2,480,327	(5,859,193)	11,835	(63,063)	99,829	(3,329,830)

January 1, 2024	43,500,762	435	2,480,327	(5,859,193)	11,835	(63,063)	99,829	(3,329,830)
Net income	-	-	-	389,265	-	-	(14,835)	374,430
Foreign currency translation adjustment	-	-	-	-	-	18,753	(1,502)	17,251
March 31, 2024	43,500,762	435	2,480,327	(5,469,928)	11,835	(44,310)	83,492	(2,938,149)

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	374,430	(453,849)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	60,861	61,347
Amortization	160,900	109,362
Noncash operating lease expense	8,809	4,239
Change in fair value of embedded derivatives	(708,893)	34,752
Deferred income taxes	(34)	(702)
Changes in operating assets and liabilities
Accounts receivable	491,023	(86,123)
Other receivables and prepayments	(139,649)	82,787
Amounts due from related parties	400,489	(107,566)
Inventories	64,954	(4,026)
Operating lease right-of-use assets	(487,156)	(12,185)
Accounts payable	(1,088,051)	(161,476)
Other payables and accrued liabilities	185,189	22,100
Deferred income	189,432	15,729
Amounts due to related parties	(175,488)	(6,079)
Operating lease liabilities	318,185	(92,191)
Net cash used in operating activities	(344,999)	(593,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(99,460)	(71,694)
Acquisition of a subsidiary	60,355	-
Net cash used in investing activities	(39,105)	(71,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loan	-	1,500,000
Repayment of finance lease liability	(7,130)	(5,889)
Repayment of bank loan from an affiliate	-	(501,117)
Net cash (used in) provided by financing activities	(7,130)	992,994

EFFECT OF EXCHANGE RATE ON CASH	19,880	99,877
(DECREASE) INCREASE IN CASH	(371,354)	427,296
CASH, beginning of period	886,467	208,776
CASH, end of period	515,113	636,072

NON-CASH INVESTING AND FINANCING ACTIVITIES
ROU asset acquired with operating lease liability	253,834	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	(241)	(1,170)
Cash paid for interest expenses	(51,246)	(29,632)

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Continuance of Business

Value Exchange International, Inc. ("VEII", "Company", "we" or "us") was incorporated in the State of Nevada on June 26, 2007. The Company’s principal business, conducted through its operating subsidiaries, is to provide customer-centric solutions for the retail industry in China, Hong Kong SAR and Manila, Philippines. By integrating market-leading Point-of-Sale/Point-of-Interaction ("POS/POI"), Merchandising, Customer Relations Management or "CRM" and related rewards, Locational Based (Global Positing System ("GPS") and Indoor Positioning System ("IPS")) Marketing, Customer Analytics and Business Intelligence solutions, VEII provides retailers with the capability to offer a consistent shopping experience across all marketing and sales channels, enabling them to easily and effectively manage the customer lifecycle on a one-to-one basis. VEII promotes itself as a single information technology ("IT") source for retailers who want to extend existing traditional transaction processing to multiple points of interaction, including the Internet, kiosks and wireless devices. VEII services are focused on helping retailers realize the full benefits of Customer Chain Management with its suite of solutions that focus on the customer, on employees, and the infrastructure that supports the selling channel. VEII’s retail solutions are installed in an estimated 30%-40% of POS/POI-suitable retailers in Hong Kong and Manila, Philippines, processing tens of millions of transactions a year. Company is headquartered in Hong Kong and with offices in Shenzhen, Guangzhou, Shanghai, Beijing, China; Manila, Philippines; and Kuala Lumpur, Malaysia.

On January 1, 2014, VEII received 100% of the issued and outstanding shares of in Value Exchange Int’l (China) Limited ("VEI CHN") in exchange for i) newly issued 12,000,000 shares of VEII’s common stock to the majority stockholder of VEI CHN; and ii) 166,667 shares of our common stock held by VEI CHN to be transferred to the majority stockholder of VEI CHN ("Share Exchange"). This transaction resulted in the owners of VEI CHN obtaining a majority voting interest in VEII. The merger of VEI CHN into VEII, which has nominal net assets, resulted in VEI CHN having control of the combined entities.

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

The Company provides IT Business’ services and solutions to the retail sector through three operating subsidiaries located in Hong Kong SAR and People’s Republic of China ("PRC").

On September 2, 2008 VEI CHN established its first operating subsidiary, Value Exchange Int’l (Shanghai) Limited ("VEI SHG") in Shanghai, PRC, under the laws of the PRC. VEI SHG engages in software development, trading and servicing of computer hardware and software activities.

On September 25, 2008, VEI CHN acquired its second operating subsidiary, TAP Services (HK) Limited in Hong Kong which subsequently changed its name to Value Exchange Int’l (Hong Kong) Limited ("VEI HKG") on May 14, 2013. VEI HKG engages in software development, trading and servicing of computer hardware and software activities.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 14, 2013, VEI CHN further established another operating subsidiary, Ke Dao Solutions Limited in Hong Kong, which subsequently changed its name to Cumberbuy.com Limited ("CUMBERBUY") on May 26, 2017. CUMBERBUY conducts consultancy services for IT Services and Solutions activities. On May 21, 2018, VEI CHN disposed of CUCUMBUY with consideration of HK$1.

In January 2017, VEI CHN acquired 100% of the capital stock of TapServices, Inc., a corporation organized under the laws of the Republic of the Philippines (the "TSI"). TSI engages in software development, trading and servicing of computer hardware and software activities in Philippines. TSI is operated as a subsidiary of VEI CHN. Prior to and continuing after the acquisition, TSI relied on VEI CHN for provision of IT services.

In January 2019, VEI SHG established an operating subsidiary, Value Exchange Int’l (Hunan) Limited ("VEI HN") in Hunan, PRC, under the laws of the PRC. VEI HN engages in IT service call-center activities.

In February 2020, VEI SHG established an operating subsidiary, Shanghai Zhaonan Hengan Information Technology Co., Limited ("SZH") in Shanghai, PRC, under the laws of the PRC. SZH engages in IT services.

In July 2021, VEI CHN established in an associate, Smart Reward Express Limited ("SRE") in Hong Kong. SRE is inactive since its establishment.

In January 2022, VEI HKG established an operating subsidiary, Haomeng Technology (Shenzhen) Co., Limited. ("HTS") in Shenzhen, PRC, under the laws of the PRC. HTS engages in IT services.

On January 2, 2024, VEI CHN acquired 100% of the capital stock of Value E Consultant International (M) Sdn. Bhd, a company established in Malaysia (the "Value E"). Value E engages in software development, trading and servicing of computer hardware and software activities in Malaysia. Value E is operated as a subsidiary of VEI CHN.

As of March 31, 2024, the Company held six wholly-owned subsidiaries, and two subsidiaries with 51% ownership. Company establishes operating subsidiaries when a perceived or actual opportunity for business is deemed to be most efficiently handled by a local operating subsidiary.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of March 31, 2024:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%
Value Exchange Int’l (Hunan) Limited	PRC	51%
Shanghai Zhaonan Hengan Information Technology Co., Ltd.	PRC	51%
Haomeng Technology (Shenzhen) Co., Limited	PRC	100%
Value E Consultant International (M) Sdn. Bhd	Malaysia	100%

b)	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has an operating loss of $286,541 for the three months period ended March 31, 2024, has an accumulated deficit of $5,469,928 and has only cash reserves of $515,113 as of March 31, 2024. Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and believes that its current cash balance along with its current operations will not provide sufficient capital to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

The Company has relied on debt funding to pay for operating expenses and business development efforts in 2024 that were not covered by operating revenues. If the Company continues to incur operating losses as incurred within twelve months of filing date and does not significantly increase its cash reserves, and if the Company does not also receive additional funding from existing lenders or from other sources to provide the working capital needed to cover those continuing operating losses, then the Company would be forced to reduce its operating expenses and business development efforts and the issue of the Company as a going concern may arise. While the existing lenders of the Company and Company's majority shareholder are affiliated, there can be no assurance of additional debt or equity funding for the Company from the existing lenders or the majority shareholder. In considering our forecast for the next twelve months and the current cash and working capital as of the filing of this Form 10-Q, such matters create a substantial doubt regarding the Company’s ability to meet their financial needs and continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

f)	Accounts receivable, other receivables, and current expected credit losses

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for credit losses is adequate. An estimate for credit losses is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of March 31, 2024 and December 31, 2023, allowance for uncollectible accounts receivable amounts to $155,301 and $155,301, respectively; and there was no allowance for uncollectible other receivables. Management believes that the remaining accounts receivable and other receivables are collectable.

The company evaluated the accounting standards update related to the Current Expected Credit Losses ("CECL") and adequate allowance for uncollectible accounts receivable have been made during 2024.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

g)	Inventories

Inventories are valued at the lower of cost and net realizable value. Cost for inventories is determined using the “first-in, first-out” method. Cost is defined as the cost to acquire products, cost of conversion and other related costs to bring inventory to present location and condition. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

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

Impairment of Goodwill

The carrying value of goodwill is evaluated annually or more frequently if events or circumstances indicate that an impairment loss may have occurred. Such circumstances could include, but are not limited to, a significant adverse change in business climate, increased competition or other economic conditions. Under FASB Accounting Standard Codification (ASC) Topic 350 "Intangibles - Goodwill and Other", goodwill is tested at a reporting unit level. The impairment test involves a two-step process. The first step involves comparing the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If this comparison indicates that a reporting unit’s estimated fair value is less than its carrying value, a second step is required. If applicable, the second step requires us to allocate the estimated fair value of the reporting unit to the estimated fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of the goodwill exceeds its fair value, the carrying value is written down by an amount equal to such excess.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table represents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	US$	US$	US$	US$
Liabilities:
Convertible loan and its fair value for the derivative portion (See Note 12)	-	-	352,389	352,389

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	US$	US$	US$	US$
Liabilities:
Convertible loan and its fair value for the derivative portion (See Note 12)	-	-	1,061,282	1,061,282

As of March 31, 2024 and December 31, 2023, the fair values of the Company’s cash and cash equivalents, accounts receivable, inventory, accounts payable, other receivables and prepayments, other payables and accrued liabilities, and balances with related parties approximated the carrying values of these instruments presented in the Company’s consolidated balance sheets due to the short maturities of these instruments.

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

The Company reports earnings per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	54,115	14,359
- systems maintenance	2,616,667	2,490,154
- sales of hardware and consumables	699,227	380,036
	3,370,009	2,884,549

Billings in excess of revenues recognized are recorded as deferred revenue.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o)	Income taxes

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

For uncertainty in income taxes, a tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.

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

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. No advertising and marketing expense for the three months ended March 31, 2024 and 2023.

r)	Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the three months ended March 31, 2024 and 2023 were $11,942 and $18,746 respectively.

s)	Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. No research and development costs for the three months ended March 31, 2024 and 2023.

t)	Foreign currency translation

The functional currency and reporting currency of the Company is the U.S. Dollar. ("US$" or "$"). The functional currency of the Hong Kong subsidiaries is the Hong Kong Dollar. The functional currency of the Chinese subsidiaries is RMB. The functional currency of the Philippine subsidiary is Peso. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the exchange rate as quoted by the Hong Kong Monetary Authority ("HKMA") at the end of the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments resulting from this process are included in accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Quarter ended	March 31, 2024	March 31, 2023
RMB : USD exchange rate	7.1822	6.8133
average period ended
HKD : USD exchange rate	7.800	7.800
average period ended
PESO : USD exchange rate	54.2137	53.5881
average period ended
MYR : USD exchange rate	4.7088	-
average period ended

Quarter ended	March 31, 2024	December 31, 2023
RMB : USD exchange rate	7.2316	7.1155
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	54.3554	53.9792
MYR : USD exchange rate	4.7187	-

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

u)	Stock-based Compensation

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

x)	Recent accounting pronouncements

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounts receivable

Accounts receivable consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	US$	US$
Accounts receivable	1,640,356	1,892,167
Allowance for credit losses	(155,301)	(155,301)
	1,485,055	1,736,866

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for credit losses based on factors surrounding the credit risk of specific customers, historical trends, and other information. The change in accounts receivable for the period ended March 31, 2024 was primarily due to new billings of revenue recognition.

The following table presents changes in the balances of the company accounts receivable:

	December 31, 2023	Additions	Deductions	March 31, 2024
	US$	US$	US$	US$

Accounts receivable	1,892,167	3,376,571	(3,628,382)	1,640,356
Allowance for credit losses	(155,301)	-	-	(155,301)
	1,736,866	3,376,571	(3,628,382)	1,485,055

	December 31, 2022	Additions	Deductions	December 31, 2023
	US$	US$	US$	US$

Accounts receivable	1,133,058	11,967,888	(11,208,779)	1,892,167
Allowance for credit losses	-	(155,301)	-	(155,301)
	1,133,058	11,812,587	(11,208,779)	1,736,866

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Other receivables and prepayments

Other receivables and prepayments consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	US$	US$
	(unaudited)
Deposits and prepaid expense	689,481	448,249
Others	79,322	175,159
	768,803	623,408

5.	Inventories

Inventories as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
	US$	US$
	(unaudited)
Finished goods	215,313	-

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Plant and equipment, net

Plant and equipment consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	US$	US$
	(unaudited)
Leasehold improvements	90,169	91,427
Office furniture and equipment	278,783	278,612
Computer equipment	425,064	423,666
Computer software	341,458	250,649
Motor Vehicle	215,184	216,119
Building	61,212	61,596
Total	1,411,870	1,322,069
Less: accumulated depreciation	(1,067,371)	(1,013,934)
Plant and equipment, net	344,499	308,135

Depreciation expense for the three months period ended March 31, 2024 and 2023 amounted to $60,861 and $61,347, respectively. For the three months period ended March 31, 2024 and 2023, no interest expense was capitalized into plant and equipment.

As of March 31, 2024 and December 31, 2023, the Company's motor vehicle was under finance lease arrangement with a net carrying amount $89,833 and $101,646 respectively.

7.	Goodwill

Goodwill consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	US$	US$
	(unaudited)
Goodwill arising from acquisition of TSI	206,812	206,812
Goodwill arising from acquisition of Value E	135,267	-
	342,079	206,812

As of January 2, 2024, VEI CHN acquired 100% of the capital stock of Value E from shareholders of VALUE E, Ms. TSANG Po Yee Bella with 95% shares of interest and Mr. CHAI Li Chen with 5% shares of interest, for the consideration Malaysian ringgit (MYR) 100. Ms. TSANG Po Yee Bella is also a director of the Company. Upon completion of the acquisition, Value E is a wholly owned subsidiary of the Company. Value E engages in software development, trading and servicing of computer hardware and software activities in Malaysia. The Company is undergoing purchase price allocation valuation for the acquisition of Value E currently.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Operating leases

We have entered into various non-cancelable operating lease agreements for certain of our offices. Our leases have original lease periods expiring between the remainder of 2024 and 2027. Many leases include option to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

	March 31, 2024	December 31, 2023
	US$	US$
	(unaudited)
Operating lease right-of-use assets, net	1,244,569	926,630

The components of lease liabilities are as follows:

	March 31, 2024	December 31, 2023
	US$	US$
	(unaudited)
Lease liabilities, current	585,762	463,411
Lease liabilities, non-current	653,816	457,982
Present value of lease liabilities	1,239,578	921,393

Total noncash operating lease expense for the three months period ended March 31, 2024 and 2023 amounted to $8,809 and $4,239 respectively. Principal payments on operating leases liability for the three months period ended March 31, 2024 and 2023 amounted to $164,059 and $112,651 respectively. Weighted-average remaining lease term is 1.72 years, and weighted-average discount rate is 3%.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2023:

	March 31, 2024	December 31, 2023
	US$	US$
	(unaudited)
Year one	614,626	484,526
Year two	440,321	299,848
Year three	229,487	169,461
Total undiscounted cash flows	1,284,434	953,835
Less: Imputed interest	(44,856)	(32,442)
Present value of lease liabilities	1,239,578	921,393

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Finance lease liability

Finance lease liability consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	US$	US$
	(unaudited)
Long term finance lease liability	34,556	41,922
Less: Current portion of finance lease liability	(27,761)	(28,868)
	6,795	13,056

Current portion of finance lease liability	27,761	28,867
	27,761	28,867

As of March 31, 2024 and December 31, 2023, the above finance lease liability secured by property and equipment with net carrying amount of $89,833 and $101,646 respectively. Total finance lease cost for the three months period ended March 31, 2024 and 2023 amounted to $552 and $1,221 respectively. Principal payments on finance leases liability for the three months period ended March 31, 2024 and 2023 amounted to $7,130 and $5,889 respectively.

10.	Bank loan from an affiliate

Bank loan from an affiliate consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	US$	US$
	(unaudited)
Short term bank loan from an affiliate	940,147	940,147

The Company and American Pacific Bancorp, Inc., a Texas corporation located in Houston, Texas, (“APB”) signed a Loan Agreement, Security Agreement and Revolving Credit Promissory Note (“Promissory Note”), each dated July 26, 2022 but fully executed and closed as of July 27, 2022, whereby APB will provide a $1 million secured revolving credit line to the Company (“APB Credit Line”). Loan Agreement, Security Agreement and Promissory Note may be referred to collectively as “Credit Line Documents”. The Credit Line Documents provide for a fixed 8% annual interest on sums advanced, two year maturity date for unpaid sums loaned and unpaid interest accrued thereon, and calendar quarterly payments of accrued interest on any sums advanced under Credit Line (interest payments commencing on September 30, 2022). The Credit Line is secured by a first, senior lien on all of the Company’s assets, with net carrying amount of $5,045,617. Credit Line advances may be used for general working capital.

APB is affiliated with Chan Heng Fai, a director and principal shareholder of the Company, by virtue of Mr. Chan’s equity ownership of parent company of APB and his service as the Executive Chairman of the parent company of APB. APB is also affiliated with the Company directors Lum Kan Fai, Robert Trapp and Mr. Lim Sheng Hon Danny since they are affiliated with Mr. Chan and certain of his affiliated companies by virtue of services as a director, officer or professional advisor to those affiliated companies. Further, Wong Shui Yeung, and Wong Tat Keung, who are deemed to be independent directors of the Company, are also independent directors of certain Mr. Chan's affiliated companies. (See Note 12 (iii))

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Loan from a related party

	March 31, 2024	December 31, 2023
	US$	US$
	(unaudited)
Loan from a related party	500,000	500,000

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

No repayment of the principal and interest accrued made as of July 16, 2024.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Convertible loan from affiliates

	March 31, 2024	December 31, 2023
	US$	US$
	(unaudited)
Convertible loan	352,389	1,061,282

The movement in the liability and derivative components of the convertible loan as of March 31, 2024 and December 31, 2023 are set out below:

	Convertible Loan 1 (i) (iii)		Convertible Loan 2 (ii) (iii)
	Liability component	Derivative component	Liability component	Derivative component	Total
	US$	US$	US$	US$	US$

December 31, 2023	9,548	14,898	172,286	864,550	1,061,282

Change in fair value of embedded Derivatives	1,082	3,363	2,455	(715,794)	(708,893)

March 31, 2024	10,630	18,261	174,741	148,756	352,389

(i) Movement of the components of the Convertible Loan 1:

	Liability component	Derivative component	Total

December 31, 2023	9,548	14,898	24,446

Change in fair value of embedded derivatives	1,082	3,363	4,446

March 31, 2024	10,630	18,261	28,892

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2024, HMI has not stated when or if it will exercise any of the Warrants 1. The issuance of Conversion Shares, Warrants 1 and Underlying Shares was made in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”) and Rule 506(b) of Regulation D thereunder. The Conversion Shares and Warrants 1 are, and Underlying Shares will be if issued, “restricted securities” under Rule 144 of the Securities Act.

(ii) Movement of the components of the Convertible Loan 2:

	Liability component	Derivative component	Total

December 31, 2023	172,286	864,550	1,036,836

Change in fair value of embedded derivatives	2,455	(715,794)	(713,339)

March 31, 2024	174,741	148,756	323,497

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

13.	Other payables and accrued liabilities

Other payables and accruals consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	US$	US$
	(unaudited)
Accrual	1,365,764	1,133,800
Income taxes payable	46,185	57,961
Taxes penalty payable	1,410,000	1,410,000
	2,821,949	2,601,761

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Deferred income

Deferred income consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	US$	US$
	(unaudited)
Service fees received in advance	967,558	778,126

Billings in excess of revenues recognized are recorded as deferred revenue. The opening balance for the period ended March 31, 2024 and for the year ended December 31, 2023 amounted to $778,126 and $291,171 respectively.

15.	Statutory reserves

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	March 31, 2024	December 31, 2023
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	2,361,150	2,401,994
Cucumbuy.com Limited (ii)	80,769	-
SmartMyWays Co., Limited (iii)	79,146	40,098
Retail Intelligent Unit Limited (iv)	28,846	-
TAP Technology (HK) Limited (v)	79,893	73,481
Value Exchange International (Taiwan) Co, Ltd (vi)	27,927	11,972
Value E Consultant International (M) Sdn. Bhd (vii)	-	530,675
	2,657,731	3,058,220
Allowance for amounts due from related parties	(2,527,545)	(2,527,545)
	130,186	530,675

Due to a related party
Cucumbuy.com Limited (ii)	-	17,961
Retail Intelligent Unit Limited (iv)	-	36,795
SA-Network Limited (viii)	10,802	10,784
Value X International Pte. Ltd (ix)	1,510	10,014
Smart Reward Express Limited (x)	641	641
Hapi Retail Company Limited (xi)	-	7,454
	12,953	83,649

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party transactions:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	US$	US$
	(unaudited)	(unaudited)
Service income received from
Cucumbuy.com Limited (ii)	107,023	-
SmartMyWays Co., Limited (iii)	51,244	-
Retail Intelligent Unit Limited (iv)	73,333	-
TAP Technology (HK) Limited (v)	12,821	-
Value Exchange International (Taiwan) Co, Ltd (vi)	-	13,917

Subcontracting fees paid to
Value Exchange International Limited (i)	(56,228)	(262,125)
Cucumbuy.com Limited (ii)	(46,154)	(53,846)
SmartMyWays Co., Limited (iii)	(42,308)	(46,154)
Retail Intelligent Unit Limited (iv)	(23,077)	(38,462)
TAP Technology (HK) Limited (v)	(19,231)	(27,523)
Value Exchange International (Taiwan) Co, Ltd (vi)	(372)	(5,516)
Value E Consultant International (M) Sdn. Bhd (vii)	-	(41,450)
SA-Network Limited (viii)	(96,380)	(39,070)
Value X International Pte. Ltd (ix)	(21,534)	-

Management fees received from
Value Exchange International Limited (i)	-	20,167
Cucumbuy.com Limited (ii)	-	3,077
SmartMyWays Co., Limited (iii)	-	3,077
Retail Intelligent Unit Limited (iv)	-	3,077
TAP Technology (HK) Limited (v)	-	3,077

(i)	Mr. Kenneth Tan and Ms. Bella Tsang, directors of the Company, are shareholders and a directors of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(ii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Cucumbuy.com Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(iii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of SmartMyWays Co., Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of SmartMyWays Co., Limited. The balance is unsecured, interest free and repayable on demand.
(iv)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Retail Intelligent Unit Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of Retail Intelligent Unit Limited. The balance is unsecured, interest free and repayable on demand.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(v)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of TAP Technology (HK) Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(vi)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International (Taiwan) Co, Ltd, a company incorporated in Taiwan. The balance is unsecured, interest free and repayable on demand.
(vii)	Ms. Bella Tsang, a director of the Company, is a shareholder of Value E Consultant International (M) Sdn. Bhd, a company incorporated in Malaysia. The balance is unsecured, interest free and repayable on demand.
(viii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of SA-Network Limited, a company incorporated in England and Wales. The balance is unsecured, interest free and repayable on demand.
(ix)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of ValueX International Pte. Ltd., a company incorporated in Singapore. The balance is unsecured, interest free and repayable on demand.
(x)	VEI CHN owns 50% shares of Smart Reward Express Limited, an inactive company incorporated in Hong Kong; and Mr. Chan Heng Fai, Mr. Lum Kan Fai and Ms. Bella Tsang, directors of the Company, are directors of Smart Reward Express Limited. The balance is unsecured, interest free and repayable on demand.
(xi)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Hapi Retail Company Limited, a company incorporated in Canada. The balance is unsecured, interest free and repayable on demand.

17.	Subsequent events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of business development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us and effects as well as our ability to fund, and integrate and grow acquired business lines. Business operations and financial condition may be materially and adversely affected by any slowdown in regional and national economic growth, weakened liquidity and financial condition of customers or other factors that Company cannot foresee. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” contained in the Company’s reports filed with the U.S. Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and any amendments to that Form 10-K.

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

CORPORATE OVERVIEW

History of Value Exchange International, Inc.

Organization.

We were incorporated in the State of Nevada on June 26, 2007. Our Common Stock’s trading symbol is “VEII.” Our common stock was quoted on the OTCQB Venture Market until July 1, 2024. Due to failure to file the Form 10-K and Form 10-Q by July 1, 2024, the OTC Markets Group downgraded the Common Stock to Pink Sheets Limited Information as of July 2, 2024.

Current Business Focus.

We are a provider of customer-centric technology solutions for the retail industry in Hong Kong SAR and certain regions of China, Philippines and Malaysia.

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

We believe that the IT Business often presents opportunities to expand a provider’s market reach or customer base by acquisitions of existing businesses or operating assets. The Company’s business strategy includes reviewing possible acquisitions of existing businesses or operating assets in existing or adjacent markets and to do so when and if such an acquisition appears to be compatible and an enhancement of our core business lines and can be consummated with available cash and other resources. Our ability to pursue and consummate acquisitions may be limited, and has been limited, by available cash for mergers and acquisitions and other resources and the perceived cost and burdens of acquiring and integrating the target business or new operating assets into our operations. The availability of funding and cash flow are the most significant limitations on our ability to expand through acquisitions of businesses and assets – both in terms of money on hand and ability to finance acquisitions, but the estimated business hurdles in successfully penetrating a new market is also a factor in deciding whether to proceed with that expansion. The limited liquidity and bid price of our Common Stock in the public stock market also hampers our ability to use shares of Common Stock as attractive consideration to target companies in a merger or acquisition. We have not expanded into any new markets by acquisition or otherwise during the fiscal quarter ended March 31, 2024.

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

Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry. A general trend affecting our IT Business is the trend of increasing competition for skilled labor. With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets. We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong, Philippines and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail. We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2023 or 2024 to date.

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

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing. We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2023 or fiscal year 2024 to date, but we perceive that the expansion of cloud computing coupled with IT services and products could allow foreign companies to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core markets as well as in the Philippines. We may find it more difficult to compete for IT Business in Hong Kong and China, and perhaps the Philippines, if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems. The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets as well as the Philippines.

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

In order for us to attain sustained success in the near term, we must continue to maintain and grow our customer base, provide high-quality service and satisfy our existing clients, and take advantage of opportunities in the IT Business. In the current economic environment, we must provide our customers with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced more demand for our IT Business products and services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins in fiscal year 2024 or over the longer term.

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

History of Value Exchange Int’l. (China) Limited

VEI CHN was first established on November 16, 2001 in Hong Kong as a limited liability company. VEI CHN is a holding company with two subsidiaries established in Hong Kong, namely TAP Services (HK) Limited which was incorporated on August 25, 2003 and acquired by VEI CHN on September 25, 2008, and subsequently changed to its current name as Value Exchange Int’l (Hong Kong) Limited (“VEI HKG”) on May 13, 2013, and Cucumbuy.com Limited (“CUCUMBUY”), which was incorporated on May 14, 2013 and disposed on May 21, 2018 with consideration of HK$1. VEI CHN also set up a Wholly-owned Foreign Enterprise (WOFE) in Shanghai, PRC, in September 2, 2008 in the name of Value Exchange Int’l (Shanghai) Limited (“VEI SHG”). In January 2017, VEI CHN acquired TapServices, Inc., a corporation organized under the laws of the Republic of the Philippines (the “TSI”). Prior to acquisition of TSI, the Company provided extensive consulting services to TSI and, from such relationship, the Company was familiar with TSI operations. In January 2019, VEI SHG completed the setup procedures of a subsidiary with 51% ownership in Hunan, PRC, in the name of Value Exchange Int’l (Hunan) Limited (“VEI HN”). In February 2020, VEI SHG completed the setup procedures of a subsidiary with 51% ownership in Shanghai, PRC, in the name of Shanghai Zhaonan Hengan Information Technology Co., Limited (“SZH”). In January 2022, VEI HKG completed the setup procedures of a subsidiary with 100% ownership in Shenzhen, PRC, in the name of Haomeng Technology (Shenzhen) Co., Limited. (“HTS”). ). On January 2, 2024, VEI CHN acquired Value E Consultant International (M) Sdn. Bhd, a company established in Malaysia (the “Value E”). Prior to acquisition of Value E, the Company provided extensive services to Value E and, from such relationship, the Company was familiar with Value E operations.

Principal business

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

Other services include system installation and implementation, including i) project planning; ii) analysis of customer information and business needs from an IT perspective (“System Analysis”); iii) design of the entire system; iv) hardware and consumables selection advice and sales; and v) system hardware maintenance. These services typically consist of customer projects for New Store Opening (“NSO”) and Install, Move, Add and Change (“IMAC”) for retail, and ad-hoc custom system projects for other business sectors. Our primary focus is the retail sector in Hong Kong, PRC, Philippines and Malaysia.

b)	Systems development and integration

VEI CHN Group provides value-added software, which integrates with customer owned or licensed software, and ad-hoc software development projects for other business sectors. Besides use of proprietary, custom software code, our services may from time to time license standard third party software programs.

Financial Performance Highlights

The following are some financial highlights for the first quarter of 2024:

•	Net revenue: Our net revenues were $3,370,009 for the three months ended March 31, 2024, as compared to $2,884,549 for the same period in 2023, an increase of $485,460 or 16.8%.

•	Gross profit: Gross profit for the three months ended March 31, 2024 was $1,142,317 or 33.9% of net revenues, as compared to $381,821 or 13.2% of net revenues for the same period in 2023, an increase of $760,496 or 199.2%.

•	Loss from operations: Our loss from operations totaled $286,541for the three months ended March 31, 2024, as compared to $438,042 for the same period in 2023, a decrease of $151,501 or 34.6%.

•	Net income: We had a net income of $374,430 for the three months ended March 31, 2024, as compared to net loss totaled $453,849 for the same period in 2023, a change of $828,279.

•	Basic and diluted net income (loss) per share was $0.01 for the three months ended March 31, 2024, respectively.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2024 and 2023

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three months ended March 31,		Change
	2024	2023
	US$	US$	US$	%
NET REVENUES
Service income	3,370,009	2,884,549	485,460	16.8
COST OF SERVICES
Cost of service income	(2,227,692)	(2,502,728)	275,036	11.0
GROSS PROFIT	1,142,317	381,821	760,496	199.2
Operating expenses:
General and administrative expenses	(1,086,562)	(731,977)	(354,585)	48.4
Foreign exchange gain (loss)	(342,296)	(87,886)	(254,410)	289.5
LOSS FROM OPERATIONS	(286,541)	(438,042)	151,501	(34.6)
OTHER INCOME (EXPENSES)	661,212	(14,637)	675,849	(4,617.4)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	374,671	(452,679)	827,350	(182.8)
INCOME TAXES EXPENSES	(241)	(1,170)	929	(79.4)
NET INCOME (LOSS)	374,430	(453,849)	828,279	(182.5)

Net revenues. Net revenues were $3,370,009 for the three months ended March 31, 2024, as compared to $2,884,549 for the same period in 2023, an increase of $485,460 or 16.8%. The increase was primarily attributable to the increase in our revenue from i) systems maintenance with revenue increasing from $2,490,154 for the three months ended March 31, 2023 to $2,616,667 for the three months ended March 31, 2024; ii) systems development and integration with revenue increasing from $14,359 for the three months ended March 31, 2023 to $54,115 for the three months ended March 31, 2024; and iii) sales of hardware and consumables with revenue increasing from $380,036 for the three months ended March 31, 2023 to $699,227 for the three months ended March 31, 2024.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services decreased to $2,227,692 or 66.1% of net revenues, for the three months ended March 31, 2024, as compared to $2,502,728 or 86.8% of net revenues, for the same period in 2023, a decrease of $275,036 or 11.0%. The decrease in cost of services was mainly attributable to the decrease in our contracting fees to suppliers.

Gross profit. Gross profit for the three months ended March 31, 2024 was $1,142,317 or 33.9% of net revenues, as compared to $381,821 or 13.2% of net revenues, for the same period in 2023, an increase of $760,496 or 199.2%. The increase of gross profit was largely due to the increase in net revenues, and the decrease in cost of services compared to the same period of 2023.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $1,086,562 or 32.2% of net revenues, for the three months ended March 31, 2024, as compared to $731,977 or 25.4% of net revenues, for the same period in 2023, an increase of $354,585 or 48.4%. The primary reason for the increase was attributable to the increase in audit fee, staff costs and other administrative costs.

Loss from operations. As a result of the above, our loss from operations totaled $286,541 for the three months ended March 31, 2024, as compared to $438,042 for the same period in 2023, a decrease of $151,501 or 34.6%.

Income taxes expenses. Income taxes expenses totaled $241 or 0.007% of net revenues for the three months ended March 31, 2024, as compared to $1,170 or 0.04% for the same period in 2023, a decrease of $929 or 79.4%. The decrease was primarily attributable to the movement in profit tax paid for the three months ended March 31, 2024.

Net income (loss). As a result of the foregoing, we had a net income of $374,430 for the three months ended March 31, 2024, compared to a net loss totaled $453,849 for the same period in 2023, a change of $828,279 or 182.5%, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $515,113. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Three Months Ended
	March 31,
	2024	2023
	US$	US$
Net cash used in operating activities	(344,999)	(460,311)
Net cash used in investing activities	(39,105)	(71,256)
Net cash (used in) provided by financing activities	(7,130)	858,986
Effect of exchange rate changes on cash and cash equivalents	19,880	99,877
Net (decrease) increase in cash and cash equivalents	(371,354)	427,296
Cash and cash equivalents at the beginning of period	886,467	208,776
Cash and cash equivalents at the end of period	515,113	636,072

Operating Activities

Net cash used in operating activities was $344,999 for the three months ended March 31, 2024, which was a change of $115,312 from $460,311 for the same period of 2023. The change in net cash used in operating activities was mainly attributable to the following:

1)	A change of Accounts receivable, Amounts due from related parties, and Other payables and accrued liabilities increased our operating cash balances by $577,146, $508,055 and $163,089 respectively; offset by

2)	Net income of $374,430 for the three months ended March 31, 2024, compared to net loss of $453,849 for the same period in 2023; and

3)	A change of Accounts payable, Other receivables and prepayments, and Amounts due to related parties decreased our operating cash balances by $926,575, $222,436 and $169,409.

Investing Activities

Net cash used in investing activities was $39,105 for the three months ended March 31, 2024, which was an increase of $32,589 or 45.5% from $71,694 in the same period in 2023. The decrease in net cash used in investing activities was attributable to cash used in the purchase of plant and equipment by $99,460; offset by cash received during acquisition of a subsidiary by $60,355, during the three months ended March 31, 2024.

Financing Activities

Net cash used in financing activities was $7,130 for the three months ended March 31, 2024, which was a change of $1,000,124 from net cash provided by financing activities $992,994 in the same period in 2023. The change in net cash used in financing activities was attributable to the Repayment of finance lease liability by $7,130 during the three months ended March 31, 2024.

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

The following entities were consolidated as of March 31, 2024:

	Place of incorporation	Ownership percentage
Value Exchange International, Inc.	USA	Parent Company
Value Exchange Int’l (China) Limited	Hong Kong	100%
Value Exchange Int’l (Shanghai) Limited	PRC	100%
Value Exchange Int’l (Hong Kong) Limited	Hong Kong	100%
TapServices, Inc.	Philippines	100%
Value Exchange Int’l (Hunan) Limited	PRC	51%
Shanghai Zhaonan Hengan Information Technology Co., Ltd.	PRC	51%
Haomeng Technology (Shenzhen) Co., Limited	PRC	100%
Value E Consultant International (M) Sdn. Bhd	Malaysia	100%

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the three months period ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income
- systems development and integration	54,115	14,359
- systems maintenance	2,616,667	2,490,154
- sales of hardware and consumables	699,227	380,036
	3,370,009	2,884,549

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

Company adopted a 2022 Equity Incentive Plan in 2024, but has not granted or issued any stock based incentive compensation under this plan as of the date of filing this Form 10-Q report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were not effective as of March 31, 2024, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risk factors for our company are set forth in our Annual Report on Form 10-K for the fiscal year end December 31, 2023 (“2023 Form 10-K) and other filings with the Commission. The risks described in Part I, Item 1A, "Risk Factors" in our 2023 Form 10-K could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. The “Risk Factors” section of the 2023 Form 10-K, as amended, remains current in all material respects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Securities Purchase Agreement, dated April 5, 2021, by Value Exchange International, Inc. and GigWorld, Inc. (1)
10.2	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (2)
10.3	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (3)
10.4	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (4)
10.5	Convertible Credit Agreement by and among Value Exchange International, Inc., GigWorld, Inc. and American Wealth Mining Corp., dated January 27, 2023 (5)
10.6	Form of Warrant issuable by Value Exchange International, Inc. (6)
10.7	Loan Agreement by Value Exchange International, Inc. and American Pacific Bank, dated July 26, 2022 (7)
10.8	Security Agreement by Value Exchange International, Inc. and American Pacific Bank, dated July 26, 2022 (8)
10.9	Revolving Credit Promissory Note signed by Value Exchange International, Inc. and evidencing debt obligation to American Pacific Bank, dated July 26, 2022 (9)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with the Commission on April 13, 2021.
(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(3)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(4)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on February 2, 2023.
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on February 2, 2023.
(7)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed by the Company with the SEC on July 29, 2022
(8)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by the Company with the SEC on July 29, 2022
(9)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed by the Company with the SEC on July 29, 2022

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

July 16, 2024	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director (Principal Executive Officer)

July 16, 2024	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

