Form 10-Q/A
period 2024-03-31
Value Exchange International, Inc.
filed 2024-07-19
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment Number 1

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

Explanatory Note:

Value Exchange International, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on July 16, 2024 (the “Original Filing”). This Amendment is being filed to provide the iXBRL tagging not included in the Original Filing.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

FORM 10-Q

Value Exchange International, Inc.

Please note that throughout this Quarterly Report on Form 10-Q ("Form 10-Q" or "report"), except as otherwise indicated by the context, references in this report to "Company", "we", "us" and "our" are references to Value Exchange International, Inc. and its wholly owned subsidiaries.

2

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	515,113	886,467
Accounts receivable, less allowance for credit losses	1,485,055	1,736,866
Amounts due from related parties	130,186	530,675
Other receivables and prepayments	768,803	623,408
Inventories	215,313	-
Total current assets	3,114,470	3,777,416

NON-CURRENT ASSETS
Plant and equipment, net	344,499	308,135
Goodwill	342,079	206,812
Operating lease right-of-use assets, net	1,244,569	926,630
Total non-current assets	1,931,147	1,441,577

Total assets	5,045,617	5,218,993

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	1,109,781	1,615,653
Other payables and accrued liabilities	2,821,949	2,601,761
Deferred income	967,558	778,126
Amounts due to related parties	12,953	83,649
Operating lease liabilities, current	585,762	463,411
Loan from a related party	500,000	500,000
Current portion of finance lease liability	27,761	28,867
Short term bank loan from an affiliate	940,147	940,147
Total current liabilities	6,965,911	7,011,614

NON-CURRENT LIABILITIES
Deferred tax liabilities	4,855	4,889
Convertible loan from affiliates	352,389	1,061,282
Long term finance lease liability	6,795	13,056
Operating lease liabilities, non-current	653,816	457,982
Total non-current liabilities	1,017,855	1,537,209
Total liabilities	7,983,766	8,548,823

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value; 43,500,762 and 43,500,762 shares issued and outstanding, respectively	435	435
Additional paid-in capital	2,480,327	2,480,327
Statutory reserves	11,835	11,835
Accumulated deficit	(5,469,928)	(5,859,193)
Accumulated other comprehensive losses	(44,310)	(63,063)
Total shareholders’ equity (deficit)	(3,021,641)	(3,429,659)
Non-controlling interest	83,492	99,829
Total equity (deficit)	(2,938,149)	(3,329,830)

Total liabilities and shareholders’ equity (deficit)	5,045,617	5,218,993

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	US$	US$
	(unaudited)	(unaudited)
NET REVENUES
Service income	3,370,009	2,884,549

COST OF SERVICES
Cost of service income	(2,227,692)	(2,502,728)

GROSS PROFIT	1,142,317	381,821

OPERATING EXPENSES:
General and administrative expenses	(1,086,562)	(731,977)
Foreign exchange loss	(342,296)	(87,886)
TOTAL OPERATING EXPENSES	(1,428,858)	(819,863)

LOSS FROM OPERATIONS	(286,541)	(438,042)

OTHER INCOME (EXPENSES):
Interest income	531	438
Interest expense	(51,246)	(29,632)
Change in fair value of embedded derivatives	708,893	(34,752)
Finance cost	(8,809)	(4,239)
VAT refund	11,140	485
Management fee income	-	32,475
Others	703	20,588
Total other income (expenses), net	661,212	(14,637)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	374,671	(452,679)

INCOME TAXES EXPENSES	(241)	(1,170)
NET INCOME (LOSS)	374,430	(453,849)

Less: Net loss attributable to the non-controlling interests	14,835	41,163

Net income (loss) attributable to the Company shareholders	389,265	(412,686)

Net income (loss) per share, basic and diluted, attributable to the Company shareholders	0.01	(0.01)

Weighted average number of shares outstanding	43,500,762	36,156,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	US$	US$
NET INCOME (LOSS)	374,430	(453,849)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustment	17,251	41,163

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX:	17,251	41,163

Comprehensive income (loss)	391,681	(412,686)

Less: Comprehensive loss (income) attributable to the non- controlling interests	16,337	(10,258)

Comprehensive income (loss) attributable to the Company shareholders	408,018	(422,944)

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

Inventories are valued at the lower of cost and net realizable value. Cost for inventories is determined using the "first-in, first-out" method. Cost is defined as the cost to acquire products, cost of conversion and other related costs to bring inventory to present location and condition. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

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

Financial Performance Highlights

The following are some financial highlights for the first quarter of 2024:

•	Net revenue: Our net revenues were $3,370,009 for the three months ended March 31, 2024, as compared to $2,884,549 for the same period in 2023, an increase of $485,460 or 16.8%.

•	Gross profit: Gross profit for the three months ended March 31, 2024 was $1,142,317 or 33.9% of net revenues, as compared to $381,821 or 13.2% of net revenues for the same period in 2023, an increase of $760,496 or 199.2%.

•	Loss from operations: Our loss from operations totaled $286,541for the three months ended March 31, 2024, as compared to $438,042 for the same period in 2023, a decrease of $151,501 or 34.6%.

•	Net income: We had a net income of $374,430 for the three months ended March 31, 2024, as compared to net loss totaled $453,849 for the same period in 2023, a change of $828,279.

•	Basic Basic and diluted net income (loss) per share was $0.01 for the three months ended March 31, 2024, respectively.

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

