Form 10-Q
period 2024-06-30
Value Exchange International, Inc.
filed 2024-08-14
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 10, 2024, there were 43,500,762 shares of common stock issued and outstanding.

1

FORM 10-Q

Value Exchange International, Inc.

Please note that throughout this Quarterly Report on Form 10-Q (“Form 10-Q” or “report”), except as otherwise indicated by the context, references in this report to "Company", "we", "us" and "our" are references to Value Exchange International, Inc. and its wholly owned subsidiaries.

2

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	589,629	886,467
Accounts receivable, less allowance for credit losses	2,099,730	1,736,866
Amounts due from related parties	120,574	530,675
Other receivables and prepayments	1,198,704	623,408
Inventories	161,367	-
Total current assets	4,170,004	3,777,416

NON-CURRENT ASSETS
Plant and equipment, net	304,312	308,135
Goodwill	342,079	206,812
Operating lease right-of-use assets, net	1,072,580	926,630
Total non-current assets	1,718,971	1,441,577

Total assets	5,888,975	5,218,993

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	1,987,515	1,615,653
Other payables and accrued liabilities	3,022,908	2,601,761
Deferred income	1,133,600	778,126
Amounts due to related parties	22,940	83,649
Operating lease liabilities, current	541,099	463,411
Loan from a related party	500,000	500,000
Current portion of finance lease liability	23,761	28,867
Short term bank loan from an affiliate	940,147	940,147
Total current liabilities	8,171,970	7,011,614

NON-CURRENT LIABILITIES
Deferred tax liabilities	4,618	4,889
Convertible loan from affiliates	483,457	1,061,282
Long term finance lease liability	3,413	13,056
Operating lease liabilities, non-current	533,611	457,982
Total non-current liabilities	1,025,099	1,537,209
Total liabilities	9,197,069	8,548,823

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value; 43,500,762 and 43,500,762 shares issued and outstanding, respectively	435	435
Additional paid-in capital	2,480,327	2,480,327
Statutory reserves	11,835	11,835
Accumulated deficit	(5,803,764)	(5,859,193)
Accumulated other comprehensive losses	(80,117)	(63,063)
Total shareholders’ equity (deficit)	(3,391,284)	(3,429,659)
Non-controlling interest	83,190	99,829
	(3,308,094)	(3,329,830)
Total liabilities and shareholders’ equity (deficit)	5,888,975	5,218,993

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income	4,064,144	2,850,038	7,434,153	5,734,587

COST OF SERVICES
Cost of service income	(3,424,215)	(2,364,815)	(5,651,907)	(4,867,543)

GROSS PROFIT	639,929	485,223	1,782,246	867,044

OPERATING EXPENSES:
General and administrative expenses	(851,161)	(876,069)	(1,937,723)	(1,608,046)
Foreign exchange loss (gain)	83,163	71,156	(259,133)	(16,730)
LOSS FROM OPERATIONS	(128,069)	(319,690)	(414,610)	(757,732)

OTHER INCOME (EXPENSES):
Interest income	112	158	643	596
Interest expense	(51,358)	(15,549)	(102,604)	(45,181)
Change in fair value of embedded derivatives	(131,068)	-	577,825	(34,752)
Finance cost	(9,072)	(4,318)	(17,881)	(8,557)
VAT refund	509	(14)	11,649	471
Management fee income	-	(4,599)	-	27,876
Others	(14,273)	3,063	(13,570)	23,651
Total other income (expenses), net	(205,150)	(21,259)	456,062	(35,896)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(333,219)	(340,949)	41,452	(793,628)
INCOME TAXES (EXPENSES) CREDIT	(191)	34	(432)	(1,136)
NET (LOSS) INCOME	(333,410)	(340,915)	41,020	(794,764)

Less: Net (loss) income attributable to the non-controlling interests	(426)	(33,010)	14,409	8,153

Net (loss) income attributable to the Company shareholders	(333,836)	(373,925)	55,429	(786,611)

Net (loss) income per share, basic and diluted, attributable to the Company shareholders	(0.01)	(0.01)	0.00	(0.02)

Weighted average number of shares outstanding	43,500,762	36,156,130	43,500,762	36,156,130

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET (LOSS) INCOME	(333,410)	(340,915)	41,020	(794,764)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Foreign currency translation adjustment	(36,535)	(26,079)	(19,284)	14,860
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:	(36,535)	(26,079)	(19,284)	14,860

Comprehensive (loss) income	(369,945)	(366,994)	21,736	(779,904)

Less: Comprehensive loss attributable to the non-controlling interests	302	23,621	16,639	13,587

Comprehensive (loss) income attributable to the Company shareholders	(369,643)	(343,373)	38,375	(766,317)

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	The Company’s Shareholders

	Common stock		Additional	Retained earnings		Accumulated other comprehensive	Noncontrolling
	Share	Amount	paid-in capital	(accumulated deficit)	Statutory reserves	income (loss)	Interest	Total

January 1, 2023	36,156,130	362	1,340,524	849,471	11,835	(76,986)	129,537	2,254,743
Net loss	-	-	-	(786,611)	-	-	(8,153)	(794,764)
Foreign currency translation adjustment	-	-	-	-	-	20,294	(5,434)	14,860
June 30, 2023	36,156,130	362	1,340,524	62,860	11,835	(56,692)	115,950	1,474,839

January 1, 2024	43,500,762	435	2,480,327	(5,859,193)	11,835	(63,063)	99,829	(3,329,830)
Net income (loss)	-	-	-	55,429	-	-	(14,409)	41,020
Foreign currency translation adjustment	-	-	-	-	-	(17,054)	(2,230)	(19,284)
June 30, 2024	43,500,762	435	2,480,327	(5,803,764)	11,835	(80,117)	83,190	(3,308,094)

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	41,020	(794,764)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	104,087	119,991
Amortization	329,709	227,530
Noncash operating lease expense	17,881	8,557
Change in fair value of embedded derivatives	(577,825)	34,752
Deferred income taxes	(271)	(702)
Changes in operating assets and liabilities
Accounts receivable	(123,652)	(504,085)
Other receivables and prepayments	(569,550)	89,366
Amounts due from related parties	410,101	(142,813)
Inventories	118,900	2,047
Operating lease right-of-use assets	(493,041)	(115,922)
Accounts payable	(210,317)	(180,558)
Other payables and accrued liabilities	386,148	29,001
Deferred income	355,474	106,511
Amounts due to related parties	(165,501)	(5,462)
Operating lease liabilities	153,317	(119,377)
Net cash used in operating activities	(223,520)	(1,245,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(106,425)	(79,790)
Acquisition of a subsidiary	60,355	-
Net cash used in investing activities	(46,070)	(79,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan from an affiliate	-	450,000
Proceeds from convertible loan	-	1,500,000
Repayment of finance lease liability	(7,201)	(31,275)
Repayment of bank loan from an affiliate	-	(502,248)
Net cash (used in) provided by financing activities	(7,201)	1,416,477

EFFECT OF EXCHANGE RATE ON CASH	(20,047)	81,450
(DECREASE) INCREASE IN CASH	(296,838)	172,209
CASH, beginning of period	886,467	208,776
CASH, end of period	589,629	380,985

NON-CASH INVESTING AND FINANCING ACTIVITIES
ROU asset acquired with operating lease liability	253,197	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	(432)	(1,136)
Cash paid for interest expenses	(102,604)	(45,181)

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

The Company provides IT Business’ services and solutions to the retail sector through three operating subsidiaries located in Hong Kong SAR, People’s Republic of China (“PRC”) and Manila region of the Philippines. In 2024, the Company acquired Value E Consultant International (M) Sdn. Bhd,, a company in Malaysia engaged in software development.

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

As of June 30, 2024, the Company held six wholly-owned subsidiaries, and two subsidiaries with 51% ownership. Company establishes operating subsidiaries when a perceived or actual opportunity for business is deemed to be most efficiently handled by a local operating subsidiary.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2024:

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has an operating loss of $414,610 for the six months period ended June 30, 2024, has an accumulated deficit of $5,803,764 and has only cash reserves of $589,629 as of June 30, 2024. Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and believes that its current cash balance along with its current operations will not provide sufficient capital to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c)	Reclassifications

Certain amounts on the accompanying consolidated cash flows and consolidated statements of operations have been reclassified to conform to current period presentation.

d)	Use of Estimates

Preparing consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring using management’s estimates and assumptions relate to the collectability of its receivables, the fair value and accounting treatment of financial instruments, the valuation of long-lived assets and valuation of deferred taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates. In addition, different assumptions or circumstances could reasonably be expected to yield different results.

e)	Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of six months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with financial institutions or state-owned banks within the PRC and Hong Kong.

f)	Interim Financial Statements

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

g)	Accounts receivable, other receivables, and current expected credit losses

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for credit losses is adequate. An estimate for credit losses is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of June 30, 2024 and December 31, 2023, allowance for uncollectible accounts receivable amounts to $155,301 and $155,301, respectively; and there was no allowance for uncollectible other receivables. Management believes that the remaining accounts receivable and other receivables are collectable.

The company evaluated the accounting standards update related to the Current Expected Credit Losses (“CECL”) and adequate allowance for uncollectible accounts receivable have been made during 2024.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

h)	Inventories

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

i)	Plant and equipment

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

Estimated Useful Life
Leasehold improvements	Lesser of lease term or the estimated useful lives of 5 years
Computer equipment	5 years
Computer software	5 years
Office furniture and equipment	5 years
Motor Vehicle	3 years
Building	5 years

j)	Goodwill

Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired. Goodwill is not amortized, but is instead tested for impairment annually.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

k)	Impairment of long-lived assets

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

l)	Fair value of financial instruments

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table represents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	US$	US$	US$	US$
Liabilities:
Convertible loan and its fair value for the derivative portion (See Note 12)	-	-	483,457	483,457

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	US$	US$	US$	US$
Liabilities:
Convertible loan and its fair value for the derivative portion (See Note 12)	-	-	1,061,282	1,061,282

As of June 30, 2024 and December 31, 2023, the fair values of the Company’s cash and cash equivalents, accounts receivable, inventory, accounts payable, other receivables and prepayments, other payables and accrued liabilities, and balances with related parties approximated the carrying values of these instruments presented in the Company’s consolidated balance sheets due to the short maturities of these instruments.

m)	Comprehensive income (loss)

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

n)	Earnings per share

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

o)	Revenue recognition

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	59,114	98,557	113,229	112,916
- systems maintenance	2,491,479	2,179,326	5,108,146	4,669,480
- sales of hardware and consumables	1,513,551	572,155	2,212,778	952,191
	4,064,144	2,850,038	7,434,153	5,734,587

Billings in excess of revenues recognized are recorded as deferred revenue.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

p)	Income taxes

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

q)	Lease accounting

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

r)	Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. No advertising and marketing expense for the six months ended June 30, 2024 and 2023.

s)	Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the six months ended June 30, 2024 and 2023 were $27,475 and $26,992 respectively.

t)	Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. No research and development costs for the six months ended June 30, 2024 and 2023.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

u)	Foreign currency translation

The functional currency and reporting currency of the Company is the U.S. Dollar. (“US$” or “$”). The functional currency of the Hong Kong subsidiaries is the Hong Kong Dollar. The functional currency of the Chinese subsidiaries is RMB. The functional currency of the Philippine subsidiary is Peso. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the exchange rate as quoted by the Hong Kong Monetary Authority (“HKMA”) at the end of the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Quarter ended	June 30, 2024	June 30, 2023
RMB : USD exchange rate	7.2392	6.9905
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	56.0516	53.9477
three months average period ended
MYR : USD exchange rate	4.7215	-
three months average period ended

Quarter ended	June 30, 2024	June 30, 2023
RMB : USD exchange rate	7.2108	6.8995
six months average period ended
HKD : USD exchange rate	7.800	7.800
six months average period ended
PESO : USD exchange rate	55.1237	53.7648
six months average period ended
MYR : USD exchange rate	4.7152	-
six months average period ended

Quarter ended	June 30, 2024	December 31, 2023
RMB : USD exchange rate	7.2901	7.1155
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	57.1429	53.9792
MYR : USD exchange rate	4.7126	-

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

v)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. There was no stock based compensation in the period.

w)	Commitments and contingencies

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

x)	Segment Reporting

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

y)	Recent accounting pronouncements

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

In July 2023, the FASB issued Proposed ASU No. 2023-ED500, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which aims to provide investors with more useful information about an entity’s expenses by improving disclosures on income statement expenses. The amendments in this Proposed ASU would require public business entities to disclose disaggregated information about specific categories underlying certain income statement expense line items. The Company is evaluating this proposed accounting standard.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounts receivable

Accounts receivable consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	US$	US$
Accounts receivable	2,255,031	1,892,167
Allowance for credit losses	(155,301)	(155,301)
	2,099,730	1,736,866

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company acquired a company in Malaysia in January 2024. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for credit losses based on factors surrounding the credit risk of specific customers, historical trends, and other information. The change in accounts receivable for the period ended June 30, 2024 was primarily due to new billings of revenue recognition.

The following table presents changes in the balances of the company accounts receivable:

	December 31, 2023	Additions	Deductions	June 30, 2024
	US$	US$	US$	US$

Accounts receivable	1,892,167	7,377,948	(7,015,084)	2,255,031
Allowance for credit losses	(155,301)	-	-	(155,301)
	1,736,866	7,377,948	(7,015,084)	2,099,730

	December 31, 2022	Additions	Deductions	December 31, 2023
	US$	US$	US$	US$

Accounts receivable	1,133,058	11,967,888	(11,208,779)	1,892,167
Allowance for credit losses	-	(155,301)	-	(155,301)
	1,133,058	11,812,587	(11,208,779)	1,736,866

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Other receivables and prepayments

Other receivables and prepayments are mainly cash advances to employees, utility deposits paid and advances to suppliers. Other receivables and prepayments consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Deposits and prepaid expense	1,111,974	448,249
Others	86,730	175,159
	1,198,704	623,408

5.	Inventories

Inventories as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Finished goods	161,367	-

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Plant and equipment, net

 Plant and equipment consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Leasehold improvements	88,517	91,427
Office furniture and equipment	275,956	278,612
Computer equipment	426,584	423,666
Computer software	338,735	250,649
Motor Vehicle	212,763	216,119
Building	58,519	61,596
Total	1,401,074	1,322,069
Less: accumulated depreciation	(1,096,762)	(1,013,934)
Plant and equipment, net	304,312	308,135

Depreciation expense for the six months period ended June 30, 2024 and 2023 amounted to $104,087 and $119,991, respectively. For the six months period ended June 30, 2024 and 2023, no interest expense was capitalized into plant and equipment.

As of June 30, 2024 and December 31, 2023, the Company's motor vehicle was under finance lease arrangement with a net carrying amount $77,549 and $101,646 respectively.

7.	Goodwill

Goodwill consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Goodwill arising from acquisition of TSI	206,812	206,812
Goodwill arising from acquisition of Value E	135,267	-
	342,079	206,812

As of January 2, 2024, VEI CHN acquired 100% of the capital stock of Value E from shareholders of Value E, Ms. Tsang Po Yee Bella with 95% shares of interest and Mr. Chai Li Chen with 5% shares of interest, for the consideration Malaysian ringgit (MYR) 100. Ms. Tsang Po Yee Bella is the Secretary, a director and a shareholder of the Company. Upon completion of the acquisition, Value E is a wholly owned subsidiary of the Company. Value E engages in software development, trading and servicing of computer hardware and software activities in Malaysia. The Company is undergoing purchase price allocation valuation for the acquisition of Value E currently.

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

	June 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Operating lease right-of-use assets, net	1,072,580	926,630

The components of lease liabilities are as follows:

	June 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Lease liabilities, current	541,099	463,411
Lease liabilities, non-current	533,611	457,982
Present value of lease liabilities	1,074,710	921,393

Total noncash operating lease expense for the six months period ended June 30, 2024 and 2023 amounted to $17,881 and $8,557 respectively. Principal payments on operating leases liability for the six months period ended June 30, 2024 and 2023 amounted to $339,246 and $345,640 respectively. Weighted-average remaining lease term is 1.62 years, and weighted-average discount rate is 3%.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2023:

	June 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Year one	565,546	484,526
Year two	415,682	299,848
Year three	129,316	169,461
Total undiscounted cash flows	1,110,544	953,835
Less: Imputed interest	(35,834)	(32,442)
Present value of lease liabilities	1,074,710	921,393

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Finance lease liability

Finance lease liability consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Long term finance lease liability	27,174	41,923
Less: Current portion of finance lease liability	(23,761)	(28,867)
	3,413	13,056

Current portion of finance lease liability	23,761	28,867
	23,761	28,867

As of June 30, 2024 and December 31, 2023, the above finance lease liability secured by property and equipment with net carrying amount of $77,549 and $101,646 respectively. Total finance lease cost for the six months period ended June 30, 2024 and 2023 amounted to $992 and $2,202 respectively. Principal payments on finance leases liability for the six months period ended June 30, 2024 and 2023 amounted to $14,749 and $27,931 respectively.

10.	Bank loan from an affiliate

Bank loan from an affiliate consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Short term bank loan from an affiliate	940,147	940,147

The Company and American Pacific Bancorp, Inc., a Texas corporation located in Houston, Texas, (“APB”) signed a Loan Agreement, Security Agreement and Revolving Credit Promissory Note (“Promissory Note”), each dated July 26, 2022 but fully executed and closed as of July 27, 2022, whereby APB will provide a $1 million secured revolving credit line to the Company (“APB Credit Line”). Loan Agreement, Security Agreement and Promissory Note may be referred to collectively as “Credit Line Documents”. The Credit Line Documents provide for a fixed 8% annual interest on sums advanced, two year maturity date for unpaid sums loaned and unpaid interest accrued thereon, and calendar quarterly payments of accrued interest on any sums advanced under Credit Line (interest payments commencing on September 30, 2022). The Credit Line is secured by a first, senior lien on all of the Company’s assets, with net carrying amount of $5,888,975. Credit Line advances may be used for general working capital.

APB is affiliated with Chan Heng Fai, a director and principal shareholder of the Company, by virtue of Mr. Chan’s equity ownership of parent company of APB and his service as the Executive Chairman of the parent company of APB. APB is also affiliated with the Company directors Lum Kan Fai, Robert Trapp and Mr. Lim Sheng Hon Danny since they are affiliated with Mr. Chan and certain of his affiliated companies by virtue of services as a director, officer or professional advisor to those affiliated companies. Further, Wong Shui Yeung, and Wong Tat Keung, who are deemed by the Company to be independent directors of the Company, are also deemed to independent directors of certain Mr. Chan's affiliated companies by those companies. (See Note 12 (iii))

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Loan from a related party

	June 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Loan from a related party	500,000	500,000

On September 28, 2023, the Company entered into a Loan Agreement and Promissory Note (collectively, the “Loan Agreement”) with Alset International Limited, a public Singapore corporation, (“AIL”) for an unsecured loan of Five Hundred Thousand U.S. Dollars and No Cents (USD$500,000.00) principal amount (“Principal”) to the Company. Principal accrues simple interest at Eight Percent (8%) per annum. Repayment of Principal and accrued interest thereon is to be made as follows:

(1) Principal will be paid in a single lump sum payment on or by the six (6) month anniversary of the effective date of the Loan Agreement, being September 28, 2023, (being the “Maturity Date”); and

(2) Interest accrued on Principal shall be paid on the last business day on a calendar monthly basis with initial accrued Interest payments commencing on September 28, 2023.

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

AIL is a majority-owned subsidiary of Alset Inc., a Texas corporation, (“Alset”). Mr. Chan owns approximately 53.5% of the issued shares of common stock of Alset and Mr. Chan is the Chairman and Chief Executive Officer of Alset and AIL. Further, Wong Shui Yeung and Wong Tat Keung, who are deemed by the Company to be independent directors of the Company, are also deemed by Alset to be independent directors of Alset.

Purpose of the Loan Agreement was to provide short-term working capital to the Company.

No repayment of the principal and interest accrued was made as of August 14, 2024.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Convertible loan from affiliates

	June 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Convertible loan	483,457	1,061,282

The movement in the liability and derivative components of the convertible loan as of June 30, 2024 and December 31, 2023 are set out below:

	Convertible Loan 1 (i) (iii)		Convertible Loan 2 (ii) (iii)
	Liability component	Derivative component	Liability component	Derivative component	Total
	US$	US$	US$	US$	US$

December 31, 2023	9,548	14,898	172,286	864,550	1,061,282

Change in fair value of embedded Derivatives	(1,568)	2,807	(4,520)	(574,544)	(577,825)

June 30, 2024	7,980	17,705	167,766	290,006	483,457

(i) Movement of the components of the Convertible Loan 1:

	Liability component	Derivative component	Total

December 31, 2023	9,548	14,898	24,446

Change in fair value of embedded derivatives	(1,568)	2,807	1,239

June 30, 2024	7,980	17,705	25,685

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Conversion Right. The 2023 Credit Agreement 1 grants the following conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of Company Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion of Convertible Loan 1”), at any time and from time to time, at a price per share equal the “Conversion Price 1” (as defined herein). The Conversion Price 1 for a Conversion of Convertible Loan 1 shall be the average closing price of the Company Common Stock as quoted by the Bloomberg Financial Markets (or a comparable reporting service of national reputation selected by the Company and reasonably acceptable to the Lender effecting the Conversion of Convertible Loan 1 if Bloomberg Financial Markets is not then reporting prices of the Company Common Stock), for the three (3) consecutive trading days prior to date of the Notice of Conversion. The Conversion Price 1 is not limited by a minimum price per share of Company Common Stock applicable to the Conversion of Convertible Loan 1. As such, if a Lender or Lenders loan a significant sum of money under the 2023 Credit Agreement 1 and then elect to convert all or most of the loaned amount into shares of Company Common Stock, the resulting issuance of shares of Common Stock could significantly dilute existing Company shareholders.

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

Conversion upon Breach of 2023 Credit Agreement 1. In the event that the Company breaches any provision of the 2023 Credit Agreement 1 and does not remedy that breach within thirty (30) days after receipt of a written demand from a Lender (unless a different cure period is stated for that specific breach), then each of the Lenders may convert all or any portion of the unpaid amount of their respective Advance or Advances into shares of Company Common Stock at the Conversion Price 1.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2024, HMI has not stated when or if it will exercise any of the Warrants 1. The issuance of Conversion Shares, Warrants 1 and Underlying Shares was made in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”) and Rule 506(b) of Regulation D thereunder. The Conversion Shares and Warrants 1 are, and Underlying Shares will be if issued, “restricted securities” under Rule 144 of the Securities Act.

(ii) Movement of the components of the Convertible Loan 2:

	Liability component	Derivative component	Total

December 31, 2023	172,286	864,550	1,036,836

Change in fair value of embedded derivatives	(4,520)	(574,544)	(579,064)

June 30, 2024	167,766	290,006	457,772

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

Use of Proceeds. The Company needed funding on an expedited basis and in place prior to 2024 in order to fund requirements for new and existing customer work and to pay for overall general operational expenses. HMI was the only known and identified funding source willing to provide the necessary funding on an expedited basis. Credit line under the 2023 Credit Agreement 2 may be used for general working capital, including possible expansion of existing business operations or business lines to new geographical markets in Asia or other geographical markets; for development of new business lines (whether in existing or new geographical markets); acquisition of assets or companies (whether in existing or new geographical markets); and payment of any sums due under the 2023 Credit Agreement 2 or other loans.

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

Potential Changes Control of Registrant. As of December 31, 2023, there is no agreement or arrangement between the Company and Mr. Chan or HMI concerning operational management, management decisions, business development or strategic plan of the Company and its subsidiaries; neither HMI nor Mr. Chan has directed or controlled the Company’s day-to-day operational management, management decisions, business development or strategic plan of the Company and its subsidiaries; and Mr. Chan’s involvement in the Company’s operational management, management decisions, business development and strategic planning of the Company and its subsidiaries has been limited to his performance of his duties as an outside director of the Company. Nonetheless, due to the actual and potential ownership of shares of Company Common Stock and Mr. Chan and his affiliates holding three of the nine board seats of the Company’s Board of Directors, Mr. Chan has the ability to significantly influence the corporate decisions and actions of the Company and its subsidiaries.

While Wong Shui Yeung and Wong Tat Keung are deemed to be independent directors of the Company, and Chan Heng Fai, Lum Fai Kai, Robert Trapp, and Lim Sheng Hon Danny have not directed or controlled daily operational management or decision making, or strategic and business development decisions of the Company, beyond input and guidance as non-executive directors, and while the Company is not aware of any agreement among Chan Heng Fai, Lum Fai Kai, Lim Sheng Hon Danny, Wong Shui Yeung, Robert Trapp, and Wong Tat Keung, or among these directors and the Affiliated Shareholders or lenders of the Company, to direct the operational management and strategic planning of the Company or its operating subsidiaries, the Affiliated Shareholders collectively control 49.6% of Company’s issued shares of Common Stock.

Information about stock ownership and affiliations in this Note 12 are based on filings with the Commissions by the company or person being referenced or on representations to the Company.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, while the purpose of the credit agreements referenced in. this Note 12 are to provide necessary working capital to the Company, and those credit agreements are not intended by the Company or Lenders to be a mechanism for effecting any change in control of the Company, HMI, as an Affiliated Shareholder, has the right to exercise the Warrant 1 issued to HMI under the 2023 Credit Agreement 1 conversion into shares of Company Common Stock that would, if the Warrants 1 are fully exercised, result in ownership of approximately 72.10% of the then issued and outstanding shares of Company Common Stock (based on the assumption of 80,223,922 shares of Company Common Stock then being issued and outstanding). With the 2023 Credit Agreement 2, HMI could, assuming a Conversion of any significant amount of Advances made to the Company, into an ownership position of shares of Common Stock into more than 80% of the then issued and outstanding shares of Common Stock.

13.	Other payables and accrued liabilities

Other payables and accruals consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Accrual	1,588,373	1,133,800
Income taxes payable	24,535	57,961
Taxes penalty payable	1,410,000	1,410,000
	3,022,908	2,601,761

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Deferred income

Deferred income consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Service fees received in advance	1,133,600	778,126

Billings in excess of revenues recognized are recorded as deferred revenue. The opening balance for the period ended June 30, 2024 and for the year ended December 31, 2023 amounted to $778,126 and $291,171 respectively.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	June 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	2,325,116	2,401,994
Cucumbuy.com Limited (ii)	81,742	-
SmartMyWays Co., Limited (iii)	85,548	40,098
Retail Intelligent Unit Limited (iv)	23,461	-
TAP Technology (HK) Limited (v)	81,814	73,481
Value Exchange International (Taiwan) Co, Ltd (vi)	50,438	11,972
Value E Consultant International (M) Sdn. Bhd (vii)	-	530,675
	2,648,119	3,058,220
Allowance for amounts due from related parties	(2,527,545)	(2,527,545)
	120,574	530,675

Due to a related party
Cucumbuy.com Limited (ii)	-	17,961
Retail Intelligent Unit Limited (iv)	-	36,795
SA-Network Limited (viii)	10,781	10,784
Value X International Pte. Ltd (ix)	11,518	10,014
Smart Reward Express Limited (x)	641	641
Hapi Retail Company Limited (xi)	-	7,454
	22,940	83,649

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Service income received from
Value Exchange International Limited (i)	-	51,012	-	101,677
Cucumbuy.com Limited (ii)	-	-	107,023	-
SmartMyWays Co., Limited (iii)	-	-	51,244	-
Retail Intelligent Unit Limited (iv)	-	-	73,333	-
TAP Technology (HK) Limited (v)	-	-	12,821	-
Value Exchange International (Taiwan) Co, Ltd (vi)	-	-	-	13,917

Subcontracting fees payable to
Value Exchange International Limited (i)	(65,745)	(255,249)	(121,973)	(517,375)
Cucumbuy.com Limited (ii)	(30,769)	(53,846)	(76,923)	(107,692)
SmartMyWays Co., Limited (iii)	(28,205)	(46,154)	(70,513)	(92,308)
Retail Intelligent Unit Limited (iv)	(15,385)	(38,462)	(38,462)	(76,923)
TAP Technology (HK) Limited (v)	(12,820)	(3,846)	(32,051)	(31,369)
Value Exchange International (Taiwan) Co, Ltd (vi)	(6,039)	(31,198)	(6,411)	(36,714)
Value E Consultant International (M) Sdn. Bhd (vii)	-	(37,497)	-	(78,947)
SA-Network Limited (viii)	(123,355)	(50,903)	(219,735)	(89,973)
Value X International Pte. Ltd (ix)	(10,030)	-	(31,564)	-
Hapi Retail Company Limited (xi)	(23,771)	-	(23,771)	-

Management fees received from
Value Exchange International Limited (i)	-	7,709	-	27,876
Cucumbuy.com Limited (ii)	-	(3,077)	-	-
SmartMyWays Co., Limited (iii)	-	(3,077)	-	-
Retail Intelligent Unit Limited (iv)	-	(3,077)	-	-
TAP Technology (HK) Limited (v)	-	(3,077)	-	-

(i)	Mr. Tan Seng Wee Kenneth (also referred to as “Kenneth Tan”) and Ms. Tsang Po Yee Bella (also referred to as “Bella Tsang”), directors of the Company, are shareholders and a directors of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(ii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Cucumbuy.com Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(iii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of SmartMyWays Co., Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of SmartMyWays Co., Limited. The balance is unsecured, interest free and repayable on demand.
(iv)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Retail Intelligent Unit Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of Retail Intelligent Unit Limited. The balance is unsecured, interest free and repayable on demand.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(v)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of TAP Technology (HK) Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(vi)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International (Taiwan) Co, Ltd, a company incorporated in Taiwan. The balance is unsecured, interest free and repayable on demand.
(vii)	Ms. Bella Tsang, a director of the Company, is a shareholder of Value E Consultant International (M) Sdn. Bhd, a company incorporated in Malaysia. The balance is unsecured, interest free and repayable on demand.
(viii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of SA-Network Limited, a company incorporated in England and Wales. The balance is unsecured, interest free and repayable on demand.
(ix)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of ValueX International Pte. Ltd., a company incorporated in Singapore. The balance is unsecured, interest free and repayable on demand.
(x)	VEI CHN owns 50% shares of Smart Reward Express Limited, an inactive company incorporated in Hong Kong; and Mr. Chan Heng Fai, Mr. Lum Kan Fai and Ms. Bella Tsang, directors of the Company, are directors of Smart Reward Express Limited. The balance is unsecured, interest free and repayable on demand.
(xi)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Hapi Retail Company Limited, a company incorporated in Canada. The balance is unsecured, interest free and repayable on demand.

17.	Subsequent events

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

Use of Proceeds. The Company needed funding on an expedited basis in order to fund requirements for new and existing customer work and to pay for overall general operational expenses. HMI was the only known and identified funding source willing to provide the necessary funding on an expedited basis. Any remainder of the 2024 Credit Line may be used for general working capital, including possible expansion of existing business operations or business lines to new geographical markets in Asia or other geographical markets; for development of new business lines (whether in existing or new geographical markets); acquisition of assets or companies (whether in existing or new geographical markets); and payment of any sums due under the 2024 Credit Agreement or other loans.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of business development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us and effects as well as our ability to fund existing operations and fund, integrate and grow any acquired business lines. Business operations and financial condition may be materially and adversely affected by any slowdown in regional and national economic growth, weakened liquidity and financial condition of customers, our inability to raise working capital, or other factors that Company cannot foresee. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” contained in the Company’s reports filed with the U.S. Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and any amendments to that Form 10-K.

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

CORPORATE OVERVIEW

History of Value Exchange International, Inc.

Organization.

We were incorporated in the State of Nevada on June 26, 2007. Our Common Stock’s trading symbol is “VEII.” Our common stock was quoted on the OTCQB Venture Market until July 1, 2024. Due to failure to file the Form 10-K for the fiscal year ended December 31, 2023, and Form 10-Q for the fiscal quarter ended March 31, 2024, with the Commission by July 1, 2024, the OTC Markets Group downgraded the Common Stock to Pink Sheets Limited Information as of July 2, 2024. On July 29, 2024, the Common Stock was returned to quotation on the OTC QB Venture Market after the Company filed the aforementioned reports with the Commission and updated its OTC Certification.

Current Business Focus.

We are a provider of customer-centric technology solutions for the retail industry in Hong Kong SAR and certain regions of China, Philippines and Malaysia. After acquisition of a Malaysia company in 2024, our market reach expanded to Malaysia.

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

We believe that the IT Business often presents opportunities to expand a provider’s market reach or customer base by acquisitions of existing businesses or operating assets. The Company’s business strategy includes reviewing possible acquisitions of existing businesses or operating assets in existing or adjacent markets and to do so when and if such an acquisition appears to be compatible and an enhancement of our core business lines and can be consummated with available cash and other resources. Our ability to pursue and consummate acquisitions may be limited, and has been limited, by available cash for mergers and acquisitions and other resources and the perceived cost and burdens of acquiring and integrating the target business or new operating assets into our operations. The availability of funding and cash flow are the most significant limitations on our ability to expand through acquisitions of businesses and assets – both in terms of money on hand and ability to finance acquisitions, but the estimated business hurdles in successfully penetrating a new market is also a factor in deciding whether to proceed with that expansion. The limited liquidity and bid price of our Common Stock in the public stock market also hampers our ability to use shares of Common Stock as attractive consideration to target companies in a merger or acquisition. We have not expanded into any new markets by acquisition or otherwise during the fiscal quarter ended June 30, 2024.

The Company, through its operating subsidiaries, is focusing and will focus on its IT Business, and continue to seek to expand its IT Business services to commercial customers in PRC and Asia Pacific Region. This strategy is based upon our subjective business judgment that the IT Business presents more opportunities for potential customer order in our core markets of Hong Kong SAR and China than other business lines and presents an industry segment that better suits our current technical capabilities, marketing capabilities and financial resources.

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

Industry Trends and Economic Conditions.

The IT Business in Hong Kong and China is large and fragmented, comprised of thousands of competitors as well as being a highly competitive industry. Similar competition exists in other Asian markets that the Company may conduct business or seek to engage in business. A general trend affecting our IT Business is the trend of increasing competition for skilled labor. With a global economy and foreign competitors seeking to penetrate Hong Kong and China as markets as well as to tap into new pools of skilled workers in IT Business, we will undoubtedly face increasing competition for skilled workers in IT Business in the Hong Kong and China markets and in other markets that we may seek to establish operations. We may be unable to afford or effectively compete for necessary skilled workers in Hong Kong, Philippines, Malaysia and China and, if we are unable to afford or effectively compete for necessary skilled workers, our growth and ability to attain and sustain profit operations in the IT Business may fail. We have not experienced any significant problems in recruiting necessary skilled workers in fiscal years 2023 or 2024 to date of the filing of this Form 10-Q.

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

IT Business is often affected by general economic conditions in our markets and any decline in those conditions could adversely impact our business and financial performance. During periods of economic growth, customers generally spend more for IT Business products and services. During periods of economic contraction or uncertainty, such spending generally decreases or is deferred. As such, the prospective business for our IT Business is generally greater during periods of economic growth or stability in Hong Kong or China or Manila, Philippines, respectively, and decreases during periods of economic decline or uncertainty in Hong Kong, China or Manila, Philippines. In our global economy, and with PRC being still a principal export economy, adverse economic conditions globally or in other regions can adversely impact economic conditions in Hong Kong or China. China has experienced a less dynamic growth in gross national product in the past year and this may reduce the willingness of customers to spend on IT Business. Our operating experience in Malaysia may face similar challenges.

The IT Business is global and, with the growth of cloud computing, there is a growing capability and infrastructure for companies in a foreign nation to provide IT Business to customers around the globe as a complement to cloud computing. We have not seen any significant impact of cloud computing on our IT Business in fiscal years 2023 or fiscal year 2024 to date, but we perceive that the expansion of cloud computing coupled with IT services and products could allow foreign companies to provide IT Business products and services to its cloud computing customers in our Hong Kong and China core markets as well as in the Philippines and Malaysia. We may find it more difficult to compete for IT Business in Hong Kong and China, and perhaps the Philippines, if customers of IT Business elect to have cloud computing companies manage, repair and enhance IT Business products, software and systems. The growth of cloud computing coupled with IT Business products and services as an ancillary component of the cloud computing menu of products and services could adversely impact our IT Business in Hong Kong and China markets as well as the Philippines and Malaysia.

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

Financial Performance Highlights

The following are some financial highlights for the second quarter of 2024:

•	Net revenue: Our net revenues were $7,434,153 for the six months ended June 30, 2024, as compared to $5,734,587 for the same period in 2023, an increase of $1,699,566 or 29.6%.

•	Gross profit: Gross profit for the six months ended June 30, 2024 was $1,782,246 or 24.0% of net revenues, as compared to $867,044 or 15.1% of net revenues for the same period in 2023, an increase of $915,202 or 105.6%.

•	Loss from operations: Our loss from operations totaled $414,610 for the six months ended June 30, 2024, as compared to $757,732 for the same period in 2023, a decrease of $343,122 or 45.3%.

•	Net income: We had a net income of $41,020 for the six months ended June 30, 2024, as compared to net loss totaled $794,764 for the same period in 2023, a change of $835,784.

•	Basic and diluted net income per share was $0.00 for the six months ended June 30, 2024, respectively.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2024 and 2023

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months ended June 30,		Change
	2024	2023
	US$	US$	US$	%

NET REVENUES
Service income	4,064,144	2,850,038	1,214,106	42.6
COST OF SERVICES
Cost of service income	(3,424,215)	(2,364,815)	(1,059,400)	44.8
GROSS PROFIT	639,929	485,223	154,706	31.9
Operating expenses:
General and administrative expenses	(851,161)	(876,069)	24,908	(2.8)
Foreign exchange gain	83,163	71,156	12,007	16.9
LOSS FROM OPERATIONS	(128,069)	(319,690)	191,621	(59.9)
OTHER INCOME (EXPENSES)	(205,150)	(21,259)	(183,845)	864.8
LOSS BEFORE PROVISION FOR INCOME TAXES	(333,219)	(340,949)	7,730	(2.3)
INCOME TAXES (EXPENSES) CREDIT	(191)	34	(225)	(661.8)
NET LOSS	(333,410)	(340,915)	7,505	(2.2)

Net revenues. Net revenues were $4,064,144 for the three months ended June 30, 2024, as compared to $2,850,038 for the same period in 2023, an increase of $1,214,106 or 42.6%. The increase was primarily attributable to the increase in our revenue from i) systems maintenance with revenue increasing from $2,179,326 for the three months ended June 30, 2023 to $2,491,479 for the three months ended June 30, 2024; ii) sales of hardware and consumables with revenue increasing from $572,155 for the three months ended June 30, 2023 to $1,513,551 for the three months ended June 30, 2024; and offset by iii) systems development and integration with revenue increasing from $98,557 for the three months ended June 30, 2023 to $59,114 for the three months ended June 30, 2024.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $3,424,215 or 84.3% of net revenues, for the three months ended June 30, 2024, as compared to $2,364,815 or 83.0% of net revenues, for the same period in 2023, an increase of $1,059,400 or 44.8%. The increase in cost of services was mainly attributable to the increase in our contracting fees to suppliers.

Gross profit. Gross profit for the three months ended June 30, 2024 was $639,929 or 15.7% of net revenues, as compared to $485,223 or 17.0% of net revenues, for the same period in 2023, an increase of $154,706 or 31.9%. The increase of gross profit was largely due to the increase in net revenues, and offset by the increase in cost of services compared to the same period of 2023.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $851,161 or 20.9% of net revenues, for the three months ended June 30, 2024, as compared to $876,069 or 30.7% of net revenues, for the same period in 2023, a decrease of $24,908 or 2.8%. The primary reason for the decrease was attributable to the decrease in consultancy and professional fee and other administrative costs.

Loss from operations. As a result of the above, our loss from operations totaled $128,069 for the three months ended June 30, 2024, as compared to $319,690 for the same period in 2023, a decrease of $191,621 or 59.9%.

Income taxes (expenses) credit. Income taxes expenses totaled $191 or 0.005% of net revenues for the three months ended June 30, 2024, as compared to income taxes credit totaled $34 or 0.001% for the same period in 2023, a change of $225. The change was primarily attributable to the movement in profit tax paid for the three months ended June 30, 2024.

Net loss. As a result of the foregoing, we had a net loss of $333,410 for the three months ended June 30, 2024, compared to $340,915 for the same period in 2023, a decrease of $7,505 or 2.2%, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2024 and 2023

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Six Months ended June 30,		Change
	2024	2023
	US$	US$	US$	%

NET REVENUES
Service income	7,434,153	5,734,587	1,699,566	29.6
COST OF SERVICES
Cost of service income	(5,651,907)	(4,867,543)	(784,364)	16.1
GROSS PROFIT	1,782,246	867,044	915,202	105.6
Operating expenses:
General and administrative expenses	(1,937,723)	(1,608,046)	(329,677)	20.5
Foreign exchange gain (loss)	(259,133)	(16,730)	(242,403)	1,448.9
LOSS FROM OPERATIONS	(414,610)	(757,732)	343,122	(45.3)
OTHER INCOME (EXPENSES)	456,062	(35,896)	491,958	(1,370.5)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	41,452	(793,628)	835,080	(105.2)
INCOME TAXES EXPENSES	(432)	(1,136)	704	(62.0)
NET INCOME (LOSS)	41,020	(794,764)	835,784	(105.2)

Net revenues. Net revenues were $7,434,153 for the six months ended June 30, 2024, as compared to $5,734,587 for the same period in 2023, an increase of $1,699,566 or 29.6%. The increase was primarily attributable to the increase in our revenue from i) systems maintenance with revenue increasing from $4,669,480 for the six months ended June 30, 2023 to $5,108,146 for the six months ended June 30, 2024; ii) systems development and integration with revenue increasing from $112,916 for the six months ended June 30, 2023 to $113,229 for the six months ended June 30, 2024; and iii) sales of hardware and consumables with revenue increasing from $952,191 for the six months ended June 30, 2023 to $2,212,778 for the six months ended June 30, 2024.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $5,651,907 or 76.0% of net revenues, for the six months ended June 30, 2024, as compared to $4,867,543 or 84.9% of net revenues, for the same period in 2023, an increase of $784,364 or 16.1%. The increase in cost of services was mainly attributable to the increase in our contracting fees to suppliers.

Gross profit. Gross profit for the six months ended June 30, 2024 was $1,782,246 or 24.0% of net revenues, as compared to $867,044 or 15.1% of net revenues, for the same period in 2023, an increase of $915,202 or 105.6%. The increase of gross profit was largely due to the increase in net revenues, and offset by the increase in cost of services compared to the same period of 2023.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $1,937,723 or 26.1% of net revenues, for the six months ended June 30, 2024, as compared to $1,608,046 or 28.0% of net revenues, for the same period in 2023, an increase of $329,677 or 20.5%. The primary reason for the increase was attributable to the increase in audit fee, staff costs and other administrative costs.

Loss from operations. As a result of the above, our loss from operations totaled $414,610 for the six months ended June 30, 2024, as compared to $757,732 for the same period in 2023, a decrease of $343,122 or 45.3%.

Income taxes expenses. Income taxes expenses totaled $432 or 0.006% of net revenues for the six months ended June 30, 2024, as compared to $1,136 or 0.02% for the same period in 2023, a decrease of $704 or 62.0%. The decrease was primarily attributable to the movement in profit tax paid for the six months ended June 30, 2024.

Net income (loss). As a result of the foregoing, we had a net income of $41,020 for the six months ended June 30, 2024, compared to a net loss totaled $794,764 for the same period in 2023, a change of $835,784 or 105.2%, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $589,629. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Six Months Ended
	June 30,
	2024	2023
	US$	US$
Net cash used in operating activities	(223,520)	(1,245,928)
Net cash used in investing activities	(46,070)	(79,790)
Net cash (used in) provided by financing activities	(7,201)	1,416,477
Effect of exchange rate changes on cash and cash equivalents	(20,047)	81,450
Net (decrease) increase in cash and cash equivalents	(296,838)	172,209
Cash and cash equivalents at the beginning of period	886,467	208,776
Cash and cash equivalents at the end of period	589,629	380,985

Operating Activities

Net cash used in operating activities was $223,520 for the six months ended June 30, 2024, which was a change of $1,022,408 from $1,245,928 for the same period of 2023. The change in net cash used in operating activities was mainly attributable to the following:

1)	A change of Accounts receivable, Amounts due from related parties, and Other payables and accrued liabilities increased our operating cash balances by $380,433, $552,914 and $357,147 respectively; offset by

2)	Net income of $41,020 for the six months ended June 30, 2024, compared to net loss of $794,764 for the same period in 2023; and

3)	A change of Other receivables and prepayments, and Amounts due to related parties decreased our operating cash balances by $658,916 and $160,039.

Investing Activities

Net cash used in investing activities was $46,070 for the six months ended June 30, 2024, which was an increase of $33,720 or 42.3% from $79,790 in the same period in 2023. The decrease in net cash used in investing activities was attributable to cash used in the purchase of plant and equipment by $106,425; offset by cash received during acquisition of a subsidiary by $60,355, during the six months ended June 30, 2024.

Financing Activities

Net cash used in financing activities was $7,201 for the six months ended June 30, 2024, which was a change of $1,423,678 from net cash provided by financing activities $1,416,477 in the same period in 2023. The change in net cash used in financing activities was attributable to the Repayment of finance lease liability by $7,201 during the six months ended June 30, 2024.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of June 30, 2024:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the six months period ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	59,114	98,557	113,229	112,916
- systems maintenance	2,491,479	2,179,326	5,108,146	4,669,480
- sales of hardware and consumables	1,513,551	572,155	2,212,778	952,191
	4,064,144	2,850,038	7,434,153	5,734,587

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were not effective as of June 30, 2024, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because the Company is a smaller reporting company, this Form 10-Q does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

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

As reported in our 2023 Form 10-K, the Company was unable to file the 2023 Form 10-K and Form 10-Q for the fiscal quarter ended March 31, 2024, in the period permitted under Commission rules and OTC Market Group rules, and, as a result, the Common Stock of the Company was downgraded to Pink Sheet Limited Information from OTC QB Venture Market from July 1, 2029 until July 29, 2024. On July 29, 2029, the Common Stock was returned to quotation on the OTC QB Venture Market after the aforementioned reports were filed with the Commission and the Company updated its OTC Certification. Fiscal year 2023 was the first year that the Company had a U.S. based public auditor and adjusting to the requirements and testing/review of the U.S. public auditor took longer than anticipated by the Company. The Company anticipates that the fiscal year 2023 audit experience will aid the Company in efforts to avoid any late filings with the Commission for the fiscal year 2024 and remainder of fiscal year 2023.

The Company’s need to increase operating profits and secure adequate, affordable working capital funding remains significant risk factors to sustaining or growing operations. The Company is endeavoring to improve internal controls and systems and communications with its public auditors to ensure timely filing of all required filings with the Commission and maintenance of the Company’s Common Stock on the OTC QB Venture Markets. Having the Common Stock downgraded to Pink Sheet Limited Information and late filings with the Commission substantially decrease the appeal of the Common Stock to investors and funding sources and investors’ and funding sources’ confidence in the Company and its future prospects. The increase in operating revenues and profits, securing affordable, adequate working capital and avoidance of late filings with the Commission and avoidance of the Common Stock being downgraded to Pink Sheet tiers are all critical challenges to sustaining and growing operations. The failure to succeed in meeting these challenges raises the prospect of reduced or failed operations.

There have been no other material changes to the risk factors set forth in Item 1A of the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Securities Purchase Agreement, dated April 5, 2021, by Value Exchange International, Inc. and GigWorld, Inc. (1)
10.2	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (2)
10.3	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (3)
10.4	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (4)
10.5	Convertible Credit Agreement by and among Value Exchange International, Inc., GigWorld, Inc. and American Wealth Mining Corp., dated January 27, 2023 (5)
10.6	Form of Warrant issuable by Value Exchange International, Inc. (6)
10.7	Loan Agreement by Value Exchange International, Inc. and American Pacific Bank, dated July 26, 2022 (7)
10.8	Security Agreement by Value Exchange International, Inc. and American Pacific Bank, dated July 26, 2022 (8)
10.9	Revolving Credit Promissory Note signed by Value Exchange International, Inc. and evidencing debt obligation to American Pacific Bank, dated July 26, 2022 (9)
10.10	Convertible Credit Agreement by and among Value Exchange International, Inc., and Hapi Metaverse, Inc., dated July 15, 2024
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with the Commission on April 13, 2021.
(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(3)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(4)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on February 2, 2023.
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on February 2, 2023.
(7)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed by the Company with the SEC on July 29, 2022

(8)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by the Company with the SEC on July 29, 2022
(9)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed by the Company with the SEC on July 29, 2022

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

August 14, 2024	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director (Principal Executive Officer)

August 14, 2024	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

