Form 10-Q
period 2024-09-30
Value Exchange International, Inc.
filed 2024-11-14
CIK 1417664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 10, 2024, there were 43,500,762 shares of common stock issued and outstanding.

1

FORM 10-Q

Value Exchange International, Inc.

Please note that throughout this Quarterly Report on Form 10-Q (“Form 10-Q” or “report”), except as otherwise indicated by the context, references in this report to "Company", "we", "us" and "our" are references to Value Exchange International, Inc. and its wholly owned subsidiaries.

2

ITEM 1. FINANCIAL STATEMENTS

VALUE EXCHANGE INTERNATIONAL, INC.

Financial Statements

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	US$	US$
ASSETS	(unaudited)
CURRENT ASSETS
Cash	325,761	886,467
Accounts receivable, less allowance for credit losses	2,894,883	1,736,866
Amounts due from related parties	109,785	530,675
Other receivables and prepayments	1,489,968	623,408
Inventories	376,266	-
Total current assets	5,196,663	3,777,416

NON-CURRENT ASSETS
Plant and equipment, net	257,850	308,135
Goodwill	342,079	206,812
Operating lease right-of-use assets, net	1,048,137	926,630
Total non-current assets	1,648,066	1,441,577

Total assets	6,844,729	5,218,993
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	2,381,069	1,615,653
Other payables and accrued liabilities	3,640,859	2,601,761
Deferred income	1,579,857	778,126
Amounts due to related parties	19,455	83,649
Operating lease liabilities, current	563,851	463,411
Loan from a related party	500,000	500,000
Current portion of finance lease liability	20,151	28,867
Short term bank loan from an affiliate	940,147	940,147
Total current liabilities	9,645,389	7,011,614

NON-CURRENT LIABILITIES
Deferred tax liabilities	4,618	4,889
Convertible loan from affiliates	604,221	1,061,282
Long term finance lease liability	-	13,056
Operating lease liabilities, non-current	490,353	457,982
Total non-current liabilities	1,099,192	1,537,209
Total liabilities	10,744,581	8,548,823

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value; 43,500,762 and 43,500,762 shares issued and outstanding, respectively	435	435
Additional paid-in capital	2,480,327	2,480,327
Statutory reserves	11,835	11,835
Accumulated deficit	(6,319,462)	(5,859,193)
Accumulated other comprehensive losses	(153,233)	(63,063)
Total shareholders’ equity (deficit)	(3,980,098)	(3,429,659)
Non-controlling interest	80,246	99,829
Shareholders’ equity (deficit)	(3,899,852)	(3,329,830)
Total liabilities and shareholders’ equity (deficit)	6,844,729	5,218,993

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUES
Service income	4,387,174	2,960,825	11,821,327	8,695,412

COST OF SERVICES
Cost of service income	(3,795,514)	(2,326,079)	(9,447,421)	(7,193,622)

GROSS PROFIT	591,660	634,746	2,373,906	1,501,790

OPERATING EXPENSES:
General and administrative expenses	(1,164,668)	(886,442)	(3,102,391)	(2,494,488)
Foreign exchange (loss) gain	142,352	17,545	(116,781)	815
LOSS FROM OPERATIONS	(430,656)	(234,151)	(845,266)	(991,883)

OTHER INCOME (EXPENSES):
Interest income	129	107	772	703
Interest expense	(56,201)	(74,851)	(158,805)	(120,032)
Change in fair value of embedded derivatives	(10,764)	(27,164)	567,061	(61,916)
Finance cost	(8,673)	(5,057)	(26,554)	(13,614)
VAT refund	3,440	3,845	15,089	4,316
Management fee income	-	8,410	-	36,286
Others	(18,731)	6,040	(32,301)	29,691
Total other income (expenses), net	(90,800)	(88,670)	365,262	(124,566)

LOSS BEFORE BENEFIT FOR INCOME TAXES	(521,456)	(322,821)	(480,004)	(1,116,449)
INCOME TAXES EXPENSES	(204)	(4,134)	(636)	(5,270)
NET LOSS	(521,660)	(326,955)	(480,640)	(1,121,719)

Less: Comprehensive (loss) income attributable to the non-controlling interests	(5,962)	17,192	(20,371)	9,039

Net loss attributable to the Company shareholders	(527,622)	(309,763)	(501,011)	(1,112,680)

Net loss per share, basic and diluted, attributable to the Company shareholders	(0.01)	(0.01)	(0.01)	(0.03)

Weighted average number of shares outstanding	43,500,762	37,124,653	43,500,762	36,478,971

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS

	Three Months		Nine months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET LOSS	(521,660)	(326,955)	(480,640)	(1,121,719)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Foreign currency translation adjustment	(70,098)	(5,863)	(89,382)	8,997
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:	(70,098)	(5,863)	(89,382)	8,997

Comprehensive loss	(591,758)	(332,818)	(570,022)	(1,112,722)

Less: Comprehensive (loss) income attributable to the non-controlling interests	(2,944)	16,084	(19,583)	2,497

Comprehensive loss attributable to the Company shareholders	(594,702)	(316,734)	(589,605)	(1,110,225)

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	The Company’s Shareholders
	Common stock					Accumulated other
	Share	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Statutory reserves	comprehensive income (loss)	Noncontrolling Interest	Total
January 1, 2023	36,156,130	362	1,340,524	849,471	11,835	(76,986)	129,537	2,254,743
Net income (loss)	-	-	-	(1,130,758)	-	-	9,039	(1,121,719)
Conversion of debt to common shares	7,344,632	73	1,180,368	-	-	-	-	1,180,441
Foreign currency translation adjustment	-	-	-	-	-	15,539	(6,542)	8,997
September 30, 2023	43,500,762	435	2,520,892	(281,287)	11,835	(61,447)	132,034	2,322,462

January 1, 2024	43,500,762	435	2,480,327	(5,859,193)	11,835	(63,063)	99,829	(3,329,830)
Net loss	-	-	-	(460,269)	-	-	(20,371)	(480,640)
Foreign currency translation adjustment	-	-	-	-	-	(90,170)	788	(89,382)
September 30, 2024	43,500,762	435	2,480,327	(6,319,462)	11,835	(153,233)	80,246	(3,899,852)

The accompanying notes are an integral part of these consolidated financial statements.

VALUE EXCHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months Ended September 30, 2024	Nine months Ended September 30, 2023
	US$	US$
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(480,640)	(1,121,719)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	156,545	176,538
Noncash operating lease expense	26,554	13,614
Change in fair value of embedded derivatives	(567,061)	61,916
Deferred income taxes	(271)	-
Credit loss expense	124,449	-
Changes in operating assets and liabilities
Accounts receivable	(1,043,254)	(330,843)
Other receivables and prepayments	(860,814)	(515,071)
Amounts due from related parties	420,890	(272,191)
Inventories	(95,999)	(47,724)
Operating lease right-of-use assets	(147,696)	(473,221)
Accounts payable	183,237	879
Other payables and accrued liabilities	1,004,099	378,425
Deferred income	801,731	277,548
Amounts due to related parties	(168,986)	20,426
Operating lease liabilities	132,811	463,323
Net cash used in operating activities	(514,405)	(1,368,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(106,188)	(30,911)
Acquisition of a subsidiary	60,355	-
Net cash used in investing activities	(45,833)	(30,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan from an affiliate	-	450,000
Proceeds from convertible loan	110,000	1,500,000
Repayment of finance lease liability	(21,583)	(39,162)
Repayment of bank loan from an affiliate	-	(503,417)
Net cash (used in) provided by financing activities	88,417	1,407,421

EFFECT OF EXCHANGE RATE ON CASH	(88,885)	17,538
(DECREASE) INCREASE IN CASH	(560,706)	25,948
CASH, beginning of period	886,467	208,776
CASH, end of period	325,761	234,724

NON-CASH INVESTING AND FINANCING ACTIVITIES
ROU asset acquired with operating lease liability	292,609	84,177
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	(636)	(5,270)
Cash paid for interest expenses	(158,805)	(86,110)

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

As of September 30, 2024, the Company held six wholly-owned subsidiaries, and two subsidiaries with 51% ownership. Company establishes operating subsidiaries when a perceived or actual opportunity for business is deemed to be most efficiently handled by a local operating subsidiary.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its wholly-owned subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2024:

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has an operating loss of $845,266 for the nine months period ended September 30, 2024, has an accumulated deficit of $6,319,462 and has only cash reserves of $325,761 as of September 30, 2024. Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and believes that its current cash balance along with its current operations will not provide sufficient capital to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

The Company has relied on debt funding to pay for operating expenses and business development efforts in 2024 that were not covered by operating revenues. If the Company continues to incur operating losses as incurred within twelve months of filing date and does not significantly increase its cash reserves, and if the Company does not also receive additional funding from existing lenders or from other sources to provide the working capital needed to cover those continuing operating losses, then the Company would be forced to reduce its operating expenses and business development efforts and the issue of the Company as a going concern may arise. While the existing lenders of the Company and Company's majority shareholder are affiliated, there can be no assurance of additional debt or equity funding for the Company from the existing lenders or the majority shareholder. In considering our forecast for the next twelve months and the current cash and working capital as of the filing of this Form 10-Q, such matters create a substantial doubt regarding the Company’s ability to meet its financial needs and continue as a going concern.

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

Preparing consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring using management’s estimates and assumptions relate to the collectability of its receivables, the fair value and accounting treatment of financial instruments including convertible notes and warrants, the valuation of long-lived assets and valuation of deferred taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates. In addition, different assumptions or circumstances could reasonably be expected to yield different results.

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

g)	Accounts receivable, other receivables, and current expected credit losses

Receivables include trade accounts due from customers and other receivables such as cash advances to employees, utility deposits paid and advances to suppliers. The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally ranging from 30 days to 60 days on customers. The Company carries its trade accounts receivable at invoice amounts, less an allowance for credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current and future credit conditions. In estimating expected losses in the accounts receivable portfolio, customer-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the customers’ abilities to pay.

As of September 30, 2024 and December 31, 2023, allowance for uncollectible accounts receivable amounts to $155,301 and $155,301, respectively; and there was no allowance for uncollectible other receivables. Management believes that the remaining accounts receivable and other receivables are collectable.

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

l)	Derivative accounting

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. Derivative instruments such as warrant and option derivatives are valued using the Black-Scholes simulation model. The Company has determined that Convertible loan from affiliates, contains an embedded derivative in the form of payment via equity and has accounted for it in accordance with ASC 815. (see Note 12).

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

m)	Fair value of financial instruments

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table represents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	US$	US$	US$	US$
Liabilities:
Convertible loan and its fair value for the derivative portion (See Note 12)	-	-	604,221	604,221

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	US$	US$	US$	US$
Liabilities:
Convertible loan and its fair value for the derivative portion (See Note 12)	-	-	1,061,282	1,061,282

As of September 30, 2024 and December 31, 2023, the fair values of the Company’s cash and cash equivalents, accounts receivable, inventory, accounts payable, other receivables and prepayments, other payables and accrued liabilities, and balances with related parties approximated the carrying values of these instruments presented in the Company’s consolidated balance sheets due to the short maturities of these instruments.

n)	Comprehensive income (loss)

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o)	Earnings per share

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

p)	Revenue recognition

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine months Ended September 30,
	2024	2023	2024	2023
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	44,846	68,277	158,075	181,193
- systems maintenance	2,640,714	2,380,304	7,748,860	7,049,784
- sales of hardware and consumables	1,701,614	512,244	3,914,392	1,464,435
	4,387,174	2,960,825	11,821,327	8,695,412

Billings in excess of revenues recognized are recorded as deferred revenue.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

q)	Income taxes

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

r)	Lease accounting

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

s)	Advertising costs

The Company expenses the cost of advertising as incurred in the period in which the advertisements and marketing activities are first run or over the life of the endorsement contract. No advertising and marketing expense for the nine months ended September 30, 2024 and 2023.

t)	Shipping and handling

Shipping and handling cost incurred to ship computer products to customers are included in selling expenses. Shipping and handling expenses for the nine months ended September 30, 2024 and 2023 were $42,815 and $35,823 respectively.

u)	Research and development costs

Research and development costs are expensed as incurred and are included in general and administrative expenses. No research and development costs for the nine months ended September 30, 2024 and 2023.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

v)	Foreign currency translation

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

Quarter ended	September 30, 2024	September 30, 2023
RMB : USD exchange rate	7.1687	7.2308
three months average period ended
HKD : USD exchange rate	7.800	7.800
three months average period ended
PESO : USD exchange rate	57.1429	54.0664
three months average period ended
MYR : USD exchange rate	4.4492	-
three months average period ended

Quarter ended	September 30, 2024	September 30, 2023
RMB : USD exchange rate	7.1961	7.0075
nine months average period ended
HKD : USD exchange rate	7.800	7.800
nine months average period ended
PESO : USD exchange rate	55.8077	53.8659
nine months average period ended
MYR : USD exchange rate	4.6194	-
nine months average period ended

Quarter ended	September 30, 2024	December 31, 2023
RMB : USD exchange rate	7.0254	7.2632
HKD : USD exchange rate	7.800	7.800
PESO : USD exchange rate	57.1429	54.7368
MYR : USD exchange rate	4.1239	-

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

w)	Stock-based Compensation

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

x)	Commitments and contingencies

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

y)	Segment Reporting

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

z)	Recent accounting pronouncements

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounts receivable

Accounts receivable consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	US$	US$
Accounts receivable	3,050,184	1,892,167
Allowance for credit losses	(155,301)	(155,301)
	2,894,883	1,736,866

All of the Company’s customers are located in the PRC, Hong Kong and Manila, Philippines. The Company acquired a company in Malaysia in January 2024. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for credit losses based on factors surrounding the credit risk of specific customers, historical trends, and other information. The change in accounts receivable for the period ended September 30, 2024 was primarily due to new billings of revenue recognition.

The following table presents changes in the balances of the company accounts receivable:

	December 31, 2023	Additions	Deductions	September 30, 2024
	US$	US$	US$	US$

Accounts receivable	1,892,167	12,870,844	(11,712,827)	3,050,184
Allowance for credit losses	(155,301)	-	-	(155,301)
	1,736,866	12,870,844	(11,712,827)	2,894,883

	December 31, 2022	Additions	Deductions	December 31, 2023
	US$	US$	US$	US$

Accounts receivable	1,133,058	11,967,888	(11,208,779)	1,892,167
Allowance for credit losses	-	(155,301)	-	(155,301)
	1,133,058	11,812,587	(11,208,779)	1,736,866

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Other receivables and prepayments

Other receivables and prepayments are mainly cash advances to employees, utility deposits paid and advances to suppliers. Other receivables and prepayments consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Deposits and prepaid expense	1,299,530	448,249
Others	190,438	175,159
	1,489,968	623,408

5.	Inventories

Inventories as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Finished goods	376,266	-

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Plant and equipment, net

Plant and equipment consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Leasehold improvements	91,033	91,427
Office furniture and equipment	280,852	278,612
Computer equipment	435,101	423,666
Computer software	351,493	250,649
Motor Vehicle	214,214	216,119
Building	58,519	61,596
Total	1,431,212	1,322,069
Less: accumulated depreciation	(1,173,362)	(1,013,934)
Plant and equipment, net	257,850	308,135

Depreciation expense for the nine months period ended September 30, 2024 and 2023 amounted to $156,545 and $176,538, respectively. For the nine months period ended September 30, 2024 and 2023, no interest expense was capitalized into plant and equipment.

As of September 30, 2024 and December 31, 2023, the Company's motor vehicle was under finance lease arrangement with a net carrying amount $66,870 and $101,646 respectively.

7.	Goodwill

Goodwill consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Goodwill arising from acquisition of TSI	206,812	206,812
Goodwill arising from acquisition of Value E	135,267	-
	342,079	206,812

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

	September 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Operating lease right-of-use assets, net	1,048,137	926,630

The components of lease liabilities are as follows:

	September 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Lease liabilities, current	563,851	463,411
Lease liabilities, non-current	490,353	457,982
Present value of lease liabilities	1,054,204	921,393

Total noncash operating lease expense for the nine months period ended September 30, 2024 and 2023 amounted to $26,554 and $13,614 respectively. Principal payments on operating leases liability for the nine months period ended September 30, 2024 and 2023 amounted to $518,198 and $357,934 respectively. Weighted-average remaining lease term is 1.52 years, and weighted-average discount rate is 3%.

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Year one	596,576	484,526
Year two	448,797	299,848
Year three	50,110	169,461
Total undiscounted cash flows	1,095,483	953,835
Less: Imputed interest	(41,279)	(32,442)
Present value of lease liabilities	1,054,204	921,393

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Finance lease liability

Finance lease liability consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Long term finance lease liability	-	41,923
Less: Current portion of finance lease liability	-	(28,867)
	-	13,056
Current portion of finance lease liability	20,151	28,867

As of September 30, 2024 and December 31, 2023, the above finance lease liability secured by property and equipment with net carrying amount of $66,870 and $101,646 respectively. Total finance lease cost for the nine months period ended September 30, 2024 and 2023 amounted to $1,323 and $2,971 respectively. Principal payments on finance leases liability for the nine months period ended September 30, 2024 and 2023 amounted to $21,772 and $21,486 respectively.

10.	Bank loan from an affiliate

Bank loan from an affiliate consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Short term bank loan from an affiliate	940,147	940,147

The Company and American Pacific Bancorp, Inc., a Texas corporation located in Houston, Texas, (“APB”) signed a Loan Agreement, Security Agreement and Revolving Credit Promissory Note (“Promissory Note”), each dated July 26, 2022 but fully executed and closed as of July 27, 2022, whereby APB will provide a $1 million secured revolving credit line to the Company (“APB Credit Line”). Loan Agreement, Security Agreement and Promissory Note may be referred to collectively as “Credit Line Documents”. The Credit Line Documents provide for a fixed 8% annual interest on sums advanced, extended maturity date to July 26, 2025 for unpaid sums loaned and unpaid interest accrued thereon, and calendar quarterly payments of accrued interest on any sums advanced under Credit Line (interest payments commencing on September 30, 2022). The Credit Line is secured by a first, senior lien on all of the Company’s assets, with net carrying amount of $5,888,975. Credit Line advances may be used for general working capital.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Loan from a related party

	September 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Loan from a related party	500,000	500,000

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

No repayment of the principal and interest accrued was made as of November 14, 2024.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Convertible loan from affiliates

	September 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Convertible loan	604,221	1,061,282

The movement in the liability and derivative components of the convertible loan as of September 30, 2024 and December 31, 2023 are set out below:

	Convertible Loan 1 (i) (iv)		Convertible Loan 2 (ii) (iv)		Convertible Loan 3 (iii) (iv)
	Liability component	Derivative component	Liability component	Derivative component	Liability component	Derivative component	Total
	US$	US$	US$	US$	US$	US$	US$

December 31, 2023	9,548	14,898	172,286	864,550	-	-	1,061,282

Issuance of convertible loan	-	-	-	-	103,087	6,913	110,000
Change in fair value of embedded derivatives	(465)	5,248	9,602	(577,685)	(6,283)	2,522	(567,061)

September 30, 2024	9,083	20,146	181,888	286,865	96,804	9,435	604,221

(i) Movement of the components of the Convertible Loan 1:

	Liability component	Derivative component	Total

December 31, 2023	9,548	14,898	24,446

Change in fair value of embedded derivatives	(465)	5,248	4,783

September 30, 2024	9,083	20,146	29,229

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

Events of Default. The following constitute an event of default under the 2023 Credit Agreement 1: (1) failure to make a payment of any Advance under the 2023 Credit Agreement 1 when due and payable and Company fails to cure such default within ten (10) days after receipt of a written notice from the Lender; (2) failure in the observance or performance of any non-monetary material covenant or agreement and Company fails to cure such default within thirty (30) days after written notice of default from the Lender; (3) failure of Company to comply with the obligations, terms, covenants or conditions of 2023 Credit Agreement 1, or breach by Company of any obligations, covenant, representation or warranty that is not cured within thirty (30) days from the receipt of a written notice from a Lender; (4) filing of a petition in bankruptcy or the commencement of any proceedings under any bankruptcy laws by or against Company, which filing or proceeding is not dismissed within sixty (60) days after the filing or commencement thereof, or if Company becomes insolvent; (5) petition is filed with a court to place the Company in receivership or similar status for benefit of creditors and appointment of a receiver is unvacated and unstayed for an aggregate of sixty (60) days; (6) for judgments in excess of One Hundred Thousand Dollars and No Cents ($100,000.00) in face amount, a writ of execution or attachment or any similar process shall be issued or levied against all of the Company’s assets, or any judgment involving monetary damages shall be entered against the Company which shall become a lien on all of the Company’s assets and such execution, attachment or similar process or judgment is not released, bonded, satisfied, vacated or stayed within sixty (60) days after its entry or levy; or (7) Company ceases to carry on its primary business line for ninety (90) consecutive days. The remedy for any default that is not timely cured, if a cure period is allowed, is all sums due under the 2023 Credit Agreement 1 becoming immediately due and payable.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Conversion Right. The 2023 Credit Agreement 1 grants the following conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of Company Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion of Convertible Loan 1”), at any time and from time to time, at a price per share equal the “Conversion Price 1” (as defined herein). The Conversion Price 1 for a Conversion of Convertible Loan 1 shall be the average closing price of the Company Common Stock as quoted by the Bloomberg Financial Markets (or a comparable reporting service of national reputation selected by the Company and reasonably acceptable to the Lender causing the Conversion of Convertible Loan 1 if Bloomberg Financial Markets is not then reporting market prices of the Company Common Stock), for the three (3) consecutive trading days prior to date of the Notice of Conversion. The Conversion Price 1 is not limited by a minimum price per share of Company Common Stock applicable to the Conversion of Convertible Loan 1. As such, if a Lender or Lenders loan a significant sum of money under the 2023 Credit Agreement 1 and then elect to convert all or most of the loaned amount into shares of Company Common Stock, the resulting issuance of shares of Common Stock could significantly dilute existing Company shareholders.

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024, HMI has not stated when or if it will exercise any of the Warrants 1. The issuance of Conversion Shares, Warrants 1 and Underlying Shares was made in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”) and Rule 506(b) of Regulation D thereunder. The Conversion Shares and Warrants 1 are, and Underlying Shares will be if issued, “restricted securities” under Rule 144 of the Securities Act.

(ii) Movement of the components of the Convertible Loan 2:

	Liability component	Derivative component	Total

December 31, 2023	172,286	864,550	1,036,836

Change in fair value of embedded derivatives	9,602	(577,685)	(568,083)

September 30, 2024	181,888	286,865	468,753

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

(iii) Movement of the components of the Convertible Loan 3:

	Liability component	Derivative component	Total

December 31, 2023	-	-	-

Issuance of convertible loan	103,087	6,913	110,000
Change in fair value of embedded derivatives	(6,283)	2,522	(3,761)

September 30, 2024	96,804	9,435	106,239

On July 15, 2024, VEII entered into a Convertible Credit Agreement (“2024 Credit Agreement”) with HMI for an unsecured credit line in the maximum amount of One Hundred and Ten Thousand U.S. Dollars and No Cents (USD$110,000.00) (“Credit Limit”). Advances of the principal under the 2024 Credit Agreement accrue simple interest at Eight Percent (8%) per annum. Each Advance under the 2024 Credit Agreement and all accrued interest thereon may, at the election of HMI, or the Company, be: (1) repaid in cash; (2) converted into shares of the Company Common Stock; or (3) be repaid in a combination of cash and shares of the Company Common Stock. The principal amount of each Advance under the 2024 Credit Agreement shall be due and payable on the third (3rd) annual anniversary of the date that the Advance is received by the Company along with any unpaid interest accrued on the principal (the “Advance Maturity Date 3”). Prior to the Advance Maturity Date 3, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of Company Common Stock. Company may prepay any Advance under the 2024 Credit Agreement and interests accrued thereon prior to Advance Maturity Date 3 without penalty or charge.

Use of Proceeds. Credit line under the 2024 Credit Agreement may be used for general working capital, including possible expansion of existing business operations or business lines to new geographical markets in Asia or other geographical markets; for development of new business lines (whether in existing or new geographical markets); acquisition of assets or companies (whether in existing or new geographical markets); and payment of any sums due under the 2023 Credit Agreement 2 or other loans.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Events of Default. The following constitute an event of default under the 2024 Credit Agreement: (1) failure to timely pay of any Advance when due and payable and the Company fails to cure such default within ten (10) days after receipt of a written notice of default from HMI or its authorized agent; (2) a default of any non-monetary material covenant or agreement in the 2024 Credit Agreement that the Company does not remedy within thirty (30) days after receipt by the Company of a written notice of default from HMI or its authorized agent (or within such other longer time period as may be therein specifically provided in the written notice); (3) a breach of any other obligations, covenant, representation or warranty contained in the 2024 Credit Agreement that is not cured within thirty (30) days from the receipt by the Company of a written notice from HMI or its authorized agents; (4) the filing of a petition in bankruptcy or the commencement of any proceedings under any bankruptcy laws by or against the Company, which filing or proceeding, is not dismissed within sixty (60) days after the filing or commencement thereof, or (5) if the Company becomes insolvent, the filing of a petition to a court for the entry of an order, judgment or decree approving a petition in an insolvency, liquidation or similar procedure and the petition shall remain unvacated or not removed for an aggregate of sixty (60) days (whether or not consecutive) from the first date of entry thereof or rejected by such court; or any trustee, receiver or liquidator of the Company or of all or any part of the assets, or of any or all of the royalties, revenues, rents, issues or profits thereof, shall be appointed without the consent or acquiescence of the Borrower and such appointment shall remain unvacated and unstayed for an aggregate of sixty (60) days (whether or not consecutive); (6) for debt or judgements in the aggregate in excess of One Hundred Thousand United States Dollars (US$100,000.00) in face amount, a writ of execution or attachment or any similar process shall be issued or levied against all of the Company’s assets, or any judgment involving monetary damages shall be entered against the Company which shall becomes a lien on all of the Company’s assets and such execution, attachment or similar process or judgment is not released, bonded, satisfied, vacated or stayed within sixty (60) days after its entry or levy; or (7) the Company ceases to carry on its primary business line for ninety (90) consecutive days.

Conversion to Shares of Common Stock. HMI or Company may convert monies owed under any Advance regarding the 2024 Credit Agreement into shares of Company Common Stock (“Conversion of Convertible Loan 3”). The price for conversion of an Advance under the 2024 Credit Agreement and unpaid interest accrued thereon into shares of Common Stock shall be based on US$0.06 per share, which is based on the Company’s VWAP as of 8 July 2024 (the “Conversion Price 3”). No fractional shares may be issued in any Conversion of Convertible Loan 3. If HMI elects to effect a Conversion of Convertible Loan 3, it must deliver a Notice of Conversion to the Company that specifies the amount of the advance and accrued interest, if any, to be converted, and the date on which such conversion shall be effected (the “Conversion Date”). If no Conversion Date is specified in a Notice of Conversion, the Conversion Date shall be the date that such Notice of Conversion is deemed received by the Company. Conversions shall reduce the amount advanced in an amount equal to the amount of the advance that is converted in a Conversion of Convertible Loan 3.

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

(iv) HMI owns 21,120,795 shares of Company Common Stock, which is approximately 48.55% of issued and outstanding shares of Company Common Stock (based on 43,500,762 shares issued and outstanding). On September 6, 2023, HMI converted $1,300,000 in debt owed by the Company into 7,344,632 shares of Company’s Common Stock at a price equivalent to $0.177 pursuant to 2023 Credit Agreement 1. HMI’s ownership of shares of Company Common Stock above does not include a total of 36,723,160 shares of Company Common Stock that HMI may purchase under Warrants 1 issued under the 2023 Credit Agreement 1. The terms of the Warrants 1 entitle the holder to purchase from the Company one (1) share of the Company Common Stock (as adjusted from time to time pursuant to the provisions of the Warrants 2) for each issued Warrant 1. The Warrants 1 are currently exercisable and expire on September 6, 2028.

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

As stated above, Mr. Chan controls HMI by virtue of his control of Alset. Mr. Chan is also Executive Chairman of the Board of Directors of the HMI and a director of American Pacific Bancorp., another lender of the Company. Mr. Lum Kan Fai is Vice Chairman of the Board of Directors of HMI and has served in other management capacities with HMI. Lum Kan Fai is also President of Digital Group of DSS. Mr. Chan is Executive Chairman of the Board of Directors of DSS and owns approximately 58.3% of the issued and outstanding shares of DSS. Wong Shui Keung is deemed to be an independent director of DSS.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Potential Changes Control of Registrant. As of September 30, 2024, there is no agreement or arrangement between the Company and Mr. Chan or HMI concerning operational management, management decisions, business development or strategic plan of the Company and its subsidiaries; neither HMI nor Mr. Chan has directed or controlled the Company’s day-to-day operational management, management decisions, business development or strategic plan of the Company and its subsidiaries; and Mr. Chan’s involvement in the Company’s operational management, management decisions, business development and strategic planning of the Company and its subsidiaries has been limited to his performance of his duties as an outside director of the Company. Nonetheless, due to the actual and potential ownership of shares of Company Common Stock and Mr. Chan and his affiliates holding three of the nine board seats of the Company’s Board of Directors, Mr. Chan has the ability to significantly influence the corporate decisions and actions of the Company and its subsidiaries.

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

Further, while the purpose of the credit agreements referenced in this Note 12 are to provide necessary working capital to the Company, and those credit agreements are not intended by the Company or Lenders to be a mechanism for effecting any change in control of the Company, HMI, as an Affiliated Shareholder, has the right to exercise the Warrant 1 issued to HMI under the 2023 Credit Agreement 1 conversion into shares of Company Common Stock that would, if the Warrants 1 are fully exercised, result in ownership of approximately 72.10% of the then issued and outstanding shares of Company Common Stock (based on the assumption of 80,223,922 shares of Company Common Stock then being issued and outstanding). With the 2023 Credit Agreement 2 and 2024 Credit Agreement, HMI could, assuming a Conversion of any significant amount of Advances made to the Company, into an ownership position of shares of Common Stock into more than 80% of the then issued and outstanding shares of Common Stock.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Other payables and accrued liabilities

Other payables and accruals consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Accrual	2,116,340	1,133,800
Income taxes payable	114,519	57,961
Taxes penalty payable	1,410,000	1,410,000
	3,640,859	2,601,761

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

14.	Deferred income

Deferred income consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Service fees received in advance	1,579,857	778,126

Billings in excess of revenues recognized are recorded as deferred revenue. The opening balance for the period ended September 30, 2024 and for the year ended December 31, 2023 amounted to $778,126 and $291,171 respectively.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Income taxes

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

The Company’s income tax expense consisted of:

	Three Months Ended September 30,		Nine months Ended September 30,
	2024	2023	2024	2023
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Current income tax	204	4,134	636	5,270

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the income tax expense / (credit) applicable to income before tax using the applicable statutory rates for the jurisdictions in which the Company and its subsidiaries operated to the tax expense / (credit) at the effective tax rates are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2024	2023	2024	2023
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Pre-tax (loss) income	(521,456)	(322,821)	(480,004)	(1,116,449)

U.S. federal corporate income tax rate	21%	21%	21%	21%
Philippine corporate income tax rate	30%	30%	30%	30%
P.R.C. corporate income tax rate	25%	25%	25%	25%
Hong Kong corporate income tax rate	16.5%	16.5%	16.5%	16.5%

Current tax	204	4,134	636	5,270
Deferred tax	-	-	-	-
Effective income taxes	204	4,134	636	5,270

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities are as follows:

	September 30, 2024	December 31, 2023
	US$	US$
Deferred income tax assets:	(unaudited)
Tax losses	336,178	338,318
Less: valuation allowance	(336,178)	(338,318)
	-	-

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Statutory reserves

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

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Related party and shareholder transactions

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

Related party balances

	September 30, 2024	December 31, 2023
	US$	US$
	(unaudited)
Due from related parties
Value Exchange International Limited (i)	2,250,905	2,401,994
Cucumbuy.com Limited (ii)	129,114	-
SmartMyWays Co., Limited (iii)	119,560	40,098
Retail Intelligent Unit Limited (iv)	18,205	-
TAP Technology (HK) Limited (v)	80,709	73,481
Value Exchange International (Taiwan) Co, Ltd (vi)	38,837	11,972
Value E Consultant International (M) Sdn. Bhd (vii)	-	530,675
	2,637,330	3,058,220
Allowance for amounts due from related parties	(2,527,545)	(2,527,545)
	109,785	530,675

Due to a related party
Cucumbuy.com Limited (ii)	-	17,961
Retail Intelligent Unit Limited (iv)	-	36,795
SA-Network Limited (viii)	12,334	10,784
Value X International Pte. Ltd (ix)	6,480	10,014
Smart Reward Express Limited (x)	641	641
Hapi Retail Company Limited (xi)	-	7,454
	19,455	83,649

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party transactions:

	Three Months Ended September 30,		Nine months Ended September 30,
	2024	2023	2024	2023
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Service income received from
Value Exchange International Limited (i)	-	52,446	-	154,122
Cucumbuy.com Limited (ii)	-	-	107,023	-
SmartMyWays Co., Limited (iii)	-	-	51,244	-
Retail Intelligent Unit Limited (iv)	-	-	73,333	-
TAP Technology (HK) Limited (v)	-	-	12,821	-
Value Exchange International (Taiwan) Co, Ltd (vi)	-	-	-	13,917

Subcontracting fees payable to
Value Exchange International Limited (i)	(64,841)	(133,080)	(186,814)	(650,455)
Cucumbuy.com Limited (ii)	-	(53,846)	(76,923)	(161,538)
SmartMyWays Co., Limited (iii)	-	(46,154)	(70,513)	(138,462)
Retail Intelligent Unit Limited (iv)	-	(38,462)	(38,462)	(115,385)
TAP Technology (HK) Limited (v)	-	(3,846)	(32,051)	(35,215)
Value Exchange International (Taiwan) Co, Ltd (vi)	(41,026)	-	(47,437)	(36,714)
Value E Consultant International (M) Sdn. Bhd (vii)	-	(64,527)	-	(143,474)
SA-Network Limited (viii)	(111,439)	(92,412)	(331,174)	(182,384)
Value X International Pte. Ltd (ix)	(24,026)	(8,034)	(55,590)	(8,034)
Hapi Retail Company Limited (xi)	(27,813)	-	(51,584)	-

Management fees received from
Value Exchange International Limited (i)	-	8,410	-	36,286

(i)	Mr. Tan Seng Wee Kenneth (also referred to as “Kenneth Tan”) and Ms. Tsang Po Yee Bella (also referred to as “Bella Tsang”), directors of the Company, are shareholders and a directors of Value Exchange International Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(ii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Cucumbuy.com Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(iii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of SmartMyWays Co., Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of SmartMyWays Co., Limited. The balance is unsecured, interest free and repayable on demand.
(iv)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Retail Intelligent Unit Limited, a company incorporated in Hong Kong. Mr. Kenneth Tan, a director of the Company, is a director of Retail Intelligent Unit Limited. The balance is unsecured, interest free and repayable on demand.

VALUE EXCHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(v)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of TAP Technology (HK) Limited, a company incorporated in Hong Kong. The balance is unsecured, interest free and repayable on demand.
(vi)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Value Exchange International (Taiwan) Co, Ltd, a company incorporated in Taiwan. The balance is unsecured, interest free and repayable on demand.
(vii)	Ms. Bella Tsang, a director of the Company, is a shareholder of Value E Consultant International (M) Sdn. Bhd, a company incorporated in Malaysia. The balance is unsecured, interest free and repayable on demand.
(viii)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of SA-Network Limited, a company incorporated in England and Wales. The balance is unsecured, interest free and repayable on demand.
(ix)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of ValueX International Pte. Ltd., a company incorporated in Singapore. The balance is unsecured, interest free and repayable on demand.
(x)	VEI CHN owns 50% shares of Smart Reward Express Limited, an inactive company incorporated in Hong Kong; and Mr. Chan Heng Fai, Mr. Lum Kan Fai and Ms. Bella Tsang, directors of the Company, are directors of Smart Reward Express Limited. The balance is unsecured, interest free and repayable on demand.
(xi)	Ms. Bella Tsang, a director of the Company, is a shareholder and a director of Hapi Retail Company Limited, a company incorporated in Canada. The balance is unsecured, interest free and repayable on demand.

18.	Subsequent event

The Company has evaluated all subsequent events and transactions through November 14, 2024, the date that the consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” “should,” “may,” “hopes” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of business development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us and our ability to fund existing operations and fund, integrate and grow any acquired business lines. Business operations and financial condition may be materially and adversely affected by any slowdown in regional and national economic growth in our market areas, weakened liquidity and financial condition of customers, our inability to raise working capital, or other factors that Company cannot foresee. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” contained in the Company’s reports filed with the Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and any amendments to that Form 10-K.

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

We believe that the IT Business often presents opportunities to expand a provider’s market reach or customer base by acquisitions of existing businesses or operating assets. The Company’s business strategy includes reviewing possible acquisitions of existing businesses or operating assets in existing or adjacent markets and to do so when and if such an acquisition appears to be compatible and an enhancement of our core business lines and can be consummated with available cash and other resources. Our ability to pursue and consummate acquisitions may be limited, and has been limited, by available cash for mergers and acquisitions and other resources and the perceived cost and burdens of acquiring and integrating the target business or new operating assets into our operations. The availability of funding and cash flow are the most significant limitations on our ability to expand through acquisitions of businesses and assets – both in terms of money on hand and ability to finance acquisitions, but the estimated business hurdles in successfully penetrating a new market is also a factor in deciding whether to proceed with that expansion. The limited liquidity and bid price of our Common Stock in the public stock market also hampers our ability to use shares of Common Stock as attractive consideration to target companies in a merger or acquisition. We have not expanded into any new markets by acquisition or otherwise during the fiscal quarter ended September 30, 2024.

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

Financial Performance Highlights

The following are some financial highlights for the third quarter of 2024:

•	Net revenue: Our net revenues were $11,821,327 for the nine months ended September 30, 2024, as compared to $8,695,412 for the same period in 2023, an increase of $3,125,915 or 35.9%.

•	Gross profit: Gross profit for the nine months ended September 30, 2024 was $2,373,906 or 20.1% of net revenues, as compared to $1,501,790 or 17.3% of net revenues for the same period in 2023, an increase of $872,116 or 58.1%.

•	Loss from operations: Our loss from operations totaled $845,266 for the nine months ended September 30, 2024, as compared to $991,883 for the same period in 2023, a decrease of $146,617 or 14.8%.

•	Net loss: We had a net loss of $480,640 for the nine months ended September 30, 2024, as compared to net loss totaled $1,121,719 for the same period in 2023, a decrease of $641,079 or 57.2%.

•	Basic and diluted net loss per share was $0.01 for the nine months ended September 30, 2024.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2024 and 2023

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Three Months ended September 30,		Change
	2024	2023
	US$	US$	US$	%

NET REVENUES
Service income	4,387,174	2,960,825	1,426,349	48.2
COST OF SERVICES
Cost of service income	(3,795,514)	(2,326,079)	(1,469,435)	63.2
GROSS PROFIT	591,660	634,746	(43,086)	(6.8)
Operating expenses:
General and administrative expenses	(1,164,668)	(886,442)	(278,226)	31.4
Foreign exchange gain	142,352	17,545	124,807	711.4
LOSS FROM OPERATIONS	(430,656)	(234,151)	(196,505)	83.9
OTHER INCOME (EXPENSES)	(90,800)	(88,670)	(2,130)	2.4
LOSS BEFORE PROVISION FOR INCOME TAXES	(521,456)	(322,821)	(198,635)	61.5
INCOME TAXES EXPENSES	(204)	(4,134)	3,930	(95.1)
NET LOSS	(521,660)	(326,955)	(194,705)	59.6

Net revenues. Net revenues were $4,387,174 for the three months ended September 30, 2024, as compared to $2,960,825 for the same period in 2023, an increase of $1,426,349 or 48.2%. The increase was primarily attributable to the increase in our revenue from i) systems maintenance with revenue increasing from $2,380,304 for the three months ended September 30, 2023 to $2,640,714 for the three months ended September 30, 2024; ii) sales of hardware and consumables with revenue increasing from $512,244 for the three months ended September 30, 2023 to $1,701,614 for the three months ended September 30, 2024; and offset by iii) systems development and integration with revenue decreasing from $68,277 for the three months ended September 30, 2023 to $44,846 for the three months ended September 30, 2024.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $3,795,514 or 86.5% of net revenues, for the three months ended September 30, 2024, as compared to $2,326,079 or 78.6% of net revenues, for the same period in 2023, an increase of $1,469,435 or 63.2%. The increase in cost of services was mainly attributable to the increase in our contracting fees to suppliers.

Gross profit. Gross profit for the three months ended September 30, 2024 was $591,660 or 13.5% of net revenues, as compared to $634,746 or 21.4% of net revenues, for the same period in 2023, a decrease of $43,086 or 6.8%. The increase of gross profit was largely due to the increase in net revenues, and offset by the increase in cost of services compared to the same period of 2023.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $1,164,668 or 26.5% of net revenues, for the three months ended September 30, 2024, as compared to $886,442 or 29.9% of net revenues, for the same period in 2023, an increase of $278,226 or 31.4%. The primary reason for the increase was attributable to the increase in audit fee, staff cost and other administrative costs.

Loss from operations. As a result of the above, our loss from operations totaled $430,656 for the three months ended September 30, 2024, as compared to $234,151 for the same period in 2023, a decrease of $196,505 or 83.9%.

Income taxes expenses. Income taxes expenses totaled $204 or 0.005% of net revenues for the three months ended September 30, 2024, as compared to income taxes expenses totaled $4,134 or 0.1% for the same period in 2023, a decrease of $3,930 or 95.1%. The decrease was primarily attributable to the movement in profit tax paid for the three months ended September 30, 2024.

Net loss. As a result of the foregoing, we had a net loss of $521,660 for the three months ended September 30, 2024, compared to $326,955 for the same period in 2023, an increase of $194,705 or 59.6%, as a result of the factors described above.

Comparison of Nine months Ended September 30, 2024 and 2023

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in U.S. dollars)

	Nine months ended September 30,		Change
	2024	2023
	US$	US$	US$	%

NET REVENUES
Service income	11,821,327	8,695,412	3,125,915	35.9
COST OF SERVICES
Cost of service income	(9,447,421)	(7,193,622)	(2,253,799)	31.3
GROSS PROFIT	2,373,906	1,501,790	872,116	58.1
Operating expenses:
General and administrative expenses	(3,102,391)	(2,494,488)	(607,903)	24.4
Foreign exchange gain (loss)	(116,781)	815	(117,596)	(14,429.0)
LOSS FROM OPERATIONS	(845,266)	(991,883)	146,617	(14.8)
OTHER INCOME (EXPENSES)	365,262	(124,566)	489,828	(393.2)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(480,004)	(1,116,449)	636,445	(57.0)
INCOME TAXES EXPENSES	(636)	(5,270)	4,634	(87.9)
NET INCOME (LOSS)	(480,640)	(1,121,719)	641,079	(57.2)

Net revenues. Net revenues were $11,821,327 for the nine months ended September 30, 2024, as compared to $8,695,412 for the same period in 2023, an increase of $3,125,915 or 35.9%. The increase was primarily attributable to the increase in our revenue from i) systems maintenance with revenue increasing from $7,049,784 for the nine months ended September 30, 2023 to $7,748,860 for the nine months ended September 30, 2024; ii) sales of hardware and consumables with revenue increasing from $1,464,435 for the nine months ended September 30, 2023 to $3,914,392 for the nine months ended September 30, 2024; and offset by iii) systems development and integration with revenue decreasing from $181,193 for the nine months ended September 30, 2023 to $158,075 for the nine months ended September 30, 2024.

Cost of services. Our cost of services is primarily comprised of our costs of technical staff, contracting fees to suppliers and overhead. Our cost of services increased to $9,447,421 or 79.9% of net revenues, for the nine months ended September 30, 2024, as compared to $7,193,622 or 82.7% of net revenues, for the same period in 2023, an increase of $2,253,799 or 31.3%. The increase in cost of services was mainly attributable to the increase in our contracting fees to suppliers and staff cost.

Gross profit. Gross profit for the nine months ended September 30, 2024 was $2,373,906 or 20.1% of net revenues, as compared to $1,501,790 or 17.3% of net revenues, for the same period in 2023, an increase of $872,116 or 58.1%. The increase of gross profit was largely due to the increase in net revenues, and offset by the increase in cost of services compared to the same period of 2023.

General and administrative expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, office rental expenses, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased to $3,102,391 or 26.2% of net revenues, for the nine months ended September 30, 2024, as compared to $2,494,488 or 28.7% of net revenues, for the same period in 2023, an increase of $607,903 or 24.4%. The primary reason for the increase was attributable to the increase in audit fee, staff costs and other administrative costs.

Loss from operations. As a result of the above, our loss from operations totaled $845,266 for the nine months ended September 30, 2024, as compared to $991,883 for the same period in 2023, a decrease of $146,617 or 14.8%.

Income taxes expenses. Income taxes expenses totaled $636 or 0.005% of net revenues for the nine months ended September 30, 2024, as compared to $5,270 or 0.06% for the same period in 2023, a decrease of $4,634 or 87.9%. The decrease was primarily attributable to the movement in profit tax paid for the nine months ended September 30, 2024.

Net loss. As a result of the foregoing, we had a net loss of $480,640 for the nine months ended September 30, 2024, compared to a net loss totaled $1,121,719 for the same period in 2023, a decrease of $641,079 or 57.2%, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $325,761. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

(All amounts in U.S. dollars)

	Nine months Ended
	September 30,
	2024	2023
	US$	US$
Net cash used in operating activities	(514,405)	(1,368,100)
Net cash used in investing activities	(45,833)	(30,911)
Net cash provided by financing activities	88,417	1,407,421
Effect of exchange rate changes on cash and cash equivalents	(88,885)	17,538
Net (decrease) increase in cash and cash equivalents	(560,706)	25,948
Cash and cash equivalents at the beginning of period	886,467	208,776
Cash and cash equivalents at the end of period	325,761	234,724

Operating Activities

Net cash used in operating activities was $514,405 for the nine months ended September 30, 2024, which was a change of $853,695 from $1,368,100 for the same period of 2023. The decrease in net cash used in operating activities was mainly attributable to the following:

1)	A change of Accounts receivable, Amounts due to related parties, and Other receivables and prepayments increased our operating cash balances by $712,411, $345,743 and $189,412 respectively; offset by

2)	Net loss of $480,640 for the nine months ended September 30, 2024, compared to net loss of $1,121,719 for the same period in 2023; and

3)	A change of Amounts due to related parties, Accounts payable, Other payables and accrued liabilities, and Deferred income decreased our operating cash balances by $693,081, $182,358, $625,675 and $524,183.

Investing Activities

Net cash used in investing activities was $45,833 for the nine months ended September 30, 2024, which was an increase of $14,922 or 48.3% from $30,911 in the same period in 2023. The decrease in net cash used in investing activities was attributable to cash used in the purchase of plant and equipment by $106,188; offset by cash received during acquisition of a subsidiary by $60,355, during the nine months ended September 30, 2024.

Financing Activities

Net cash provided by financing activities was $88,417 for the nine months ended September 30, 2024, which was a decrease of $1,319,004 from $1,407,421 in the same period in 2023. The decrease in net cash used in financing activities was attributable to cash received from the proceeds from convertible loan by $110,000 offset by cash used during the repayment of finance lease liability by $21,583 during the nine months ended September 30, 2024.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial statements of the Company and all its subsidiaries that require consolidation. All material intercompany transactions and balances have been eliminated in the consolidation. The Company’s fiscal year end is December 31st. The following entities were consolidated as of September 30, 2024:

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

Revenues are recorded net of value-added taxes, sales discounts and returns. There were no sales returns during the nine months period ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine months Ended September 30,
	2024	2023	2024	2023
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET REVENUES
Service income
- systems development and integration	44,846	68,277	158,075	181,193
- systems maintenance	2,640,714	2,380,304	7,748,860	7,049,784
- sales of hardware and consumables	1,701,614	512,244	3,914,392	1,464,435
	4,387,174	2,960,825	11,821,327	8,695,412

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were not effective as of September 30, 2024, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As discussed in Note 2b on page 12 of this report, management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and believes that its current cash balance along with its current operations will not provide sufficient capital to continue as a going concern. There can be no assurance that the Company will be able to generate or obtain sufficient capital to remedy this going concern issue.

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

As reported in our 2023 Form 10-K, the Company was unable to file the 2023 Form 10-K and Form 10-Q for the fiscal quarter ended March 31, 2024, in the period permitted under Commission rules and OTC Market Group rules, and, as a result, the Common Stock of the Company was downgraded to Pink Sheet Limited Information from OTC QB Venture Market from July 1, 2024 until July 29, 2024. On July 29, 2029, the Common Stock was returned to quotation on the OTC QB Venture Market after the aforementioned reports were filed with the Commission and the Company updated its OTC Certification. Fiscal year 2023 was the first year that the Company had a U.S. based public auditor and adjusting to the requirements and testing/review of the U.S. public auditor took longer than anticipated by the Company. The Company anticipates that the fiscal year 2023 audit experience will aid the Company in efforts to avoid any late filings with the Commission for the fiscal year 2024 and remainder of fiscal year 2023.

The Company’s need to increase operating profits and secure adequate, affordable working capital funding remains significant risk factors to sustaining or growing operations. The Company is endeavoring to improve internal controls and systems and communications with its public auditors to ensure timely filing of all required filings with the Commission and maintenance of the Company’s Common Stock on the OTC QB Venture Markets. Having the Common Stock downgraded to Pink Sheet Limited Information and late filings with the Commission, along with the shares of Common Stock being a “penny stock”and the lack of primary market maker support for the shares of Common Stock, substantially decrease the appeal of the Common Stock to investors and funding sources and investors’ and funding sources’ confidence in the Company and its future prospects. The increase in operating revenues and profits, securing affordable, adequate working capital and avoidance of late filings with the Commission and avoidance of the Common Stock being downgraded to Pink Sheet tiers are all critical challenges to sustaining and growing operations. The failure to succeed in meeting these challenges raises the prospect of reduced or failed operations.

There have been no other material changes to the risk factors set forth in Item 1A of the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Securities Purchase Agreement, dated April 5, 2021, by Value Exchange International, Inc. and GigWorld, Inc. (1)
10.2	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (2)
10.3	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (3)
10.4	Registration Rights Agreement, Nov. 8, 2021, by Value Exchange International, Inc., a Nevada corporation, (“Company”) and Mr. Heng Fai Chan (4)
10.5	Convertible Credit Agreement by and among Value Exchange International, Inc., GigWorld, Inc. and American Wealth Mining Corp., dated January 27, 2023 (5)
10.6	Form of Warrant issuable by Value Exchange International, Inc. (6)
10.7	Loan Agreement by Value Exchange International, Inc. and American Pacific Bank, dated July 26, 2022 (7)
10.8	Security Agreement by Value Exchange International, Inc. and American Pacific Bank, dated July 26, 2022 (8)
10.9	Revolving Credit Promissory Note signed by Value Exchange International, Inc. and evidencing debt obligation to American Pacific Bank, dated July 26, 2022 (9)
10.10	Convertible Credit Agreement by and among Value Exchange International, Inc., and Hapi Metaverse, Inc., dated July 15, 2024
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with the Commission on April 13, 2021.
(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(3)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(4)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Company with SEC on Nov. 9, 2021.
(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on February 2, 2023.
(6)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on February 2, 2023.
(7)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed by the Company with the SEC on July 29, 2022

(8)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by the Company with the SEC on July 29, 2022
(9)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed by the Company with the SEC on July 29, 2022

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Exchange International, Inc.

November 14, 2024	/s/	Kenneth Tan
	By:	Kenneth Tan
	Its:	President and Director (Principal Executive Officer)

November 14, 2024	/s/	Channing Au
	By:	Channing Au
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

